Form 10-Q
period 2016-09-30
MUSTANG BIO, INC.
filed 2016-11-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from __________ to__________.

Commission File Number 000-55668

MUSTANG BIO, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	47-3828760
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Gansevoort Street, 9th Floor

New York, New York 10014

(Address of principal executive offices)

(781) 652-4500

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒      No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      ☒        No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2016, there were 13,080,547 shares of Common Stock of the issuer outstanding.

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	3

	Condensed Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2016 and for the Three Months and the Period from March 13, 2015 (inception) to September 30, 2015 (unaudited)	4

	Condensed Statement of Stockholders' (Deficit) Equity for the Nine Months Ended September 30, 2016 (unaudited)	5

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 and for the Three Months and the Period from March 13, 2015 (inception) to September 30, 2015 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

	Signatures	47

MUSTANG BIO, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except for share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$11,118	$-
Total current assets	11,118	-
Total Assets	$11,118	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,040	$15
Accrued expenses - related party	750	375
Accrued interest - related party	446	168
Notes payable - related party	2,001	3,571
Derivative warrant liability	632	-
Total current liabilities	4,869	4,129

Notes payable, long-term (net of debt discount of $673 and $0)	2,927	-
Total Liabilities	7,796	4,129

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 and 0 shares of Class A preferred stock issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Class B common shares, 0 and 7,250,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	1
Common shares, 10,962,703 and 2,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1	-
Common stock issuable, 0 and 250,000 shares as of September 30, 2016 and December 31, 2015, respectively	-	190
Additional paid-in capital	11,693	146
Accumulated deficit	(8,372)	(4,466)
Total Stockholders’ Equity (Deficit)	3,322	(4,129)
Total Liabilities and Stockholders’ Equity (Deficit)	$11,118	$-

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

($ in thousands, except for share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from March 13, 2015 (inception) to September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$569	$570	$1,718	$1,134
Research and development – licenses acquired	-	-	-	2,147
General and administrative	1,101	88	1,814	174
Total operating expenses	1,670	658	3,532	3,455
Loss from operations	(1,670)	(658)	(3,532)	(3,455)

Other income (expenses)
Interest expense - related party	(46)	(58)	(220)	(100)
Interest expense	(156)	-	(156)	-
Change in fair value of derivative liabilities	2	-	2	-
Total other expenses, net	(200)	(58)	(374)	(100)
Net Loss	$(1,870)	$(716)	$(3,906)	$(3,555)

Net loss per common share outstanding, basic and diluted	$(0.19)	$(0.07)	$(0.39)	$(0.36)

Weighted average common shares outstanding, basic and diluted	10,089,269	10,000,000	10,130,338	9,990,099

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

($ in thousands)

	Class A Preferred Stock		Class A Common Shares		Class B Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at December 31, 2015	-	$-	1,000,000	$-	7,000,000	$1	2,000,000	$-	$190	$146	$(4,466)	$(4,129)

Issuance of common shares - Founders Agreement	-	-	-	-	250,000	-	47,870	-	(190)	464	-	274
Issuance of common shares and warrants for cash	-	-	-	-	-	-	1,914,833	-	-	12,446	-	12,446
Offering cost	-	-	-	-	-	-	-	-	-	(1,363)	-	(1,363)
Exchange of Class A Preferred Stock and common stock (see Note 8)	250,000	-	-	-	(7,250,000)	(1)	7,000,000	1	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,906)	(3,906)
Balances at September 30, 2016	250,000	$-	1,000,000	$-	-	$-	10,962,703	$1	$-	$11,693	$(8,372)	$3,322

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the nine months ended	For the period from March 13, 2015 (inception) to
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(3,906)	$(3,555)
Issuance of Class A common shares for license expenses	-	147
Research and development-licenses acquired, expensed	-	2,000
Issuance of common shares - Founders Agreement	274	-
Amortization of debt discount	90	-
Change in fair value of derivative liabilities	(2)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,025	17
Accrued expenses - related party	375	250
Accrued interest - related party	278	99
Net cash used in operating activities	(1,866)	(1,042)

Cash Flows from Investing Activities:
Purchase of research and development licenses	-	(2,000)
Net cash used in investing activities	-	(2,000)

Cash Flows from Financing Activities:
Proceeds from Fortress Note	1,963	3,042
Payment of Fortress Note	(3,533)	-
Proceeds from NSC Note	3,600	-
Payment of debt issue costs associated with NSC Note	(129)	-
Proceeds from issuance of common stock and warrants (net of offering cost of $1,363 and $0)	11,083	-
Net cash provided by financing activities	12,984	3,042

Net change in cash	11,118	-
Cash at beginning of the period	-	-
Cash at end of the period	$11,118	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$190	$1
Warrant liability associated with NSC Note	$634	$-

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Plan of Business Operations

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015, as a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”) and commenced its principal operations on March 13, 2015. Mustang was formed as a clinical-stage biopharmaceutical company focused on the acquisition, development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Chimeric Antigen Receptor (CAR) engineered T-cells (CAR-T) technology

In March 2015, Mustang entered into an exclusive license and sponsored research agreement with the City of Hope National Medical Center (“COH”), collectively referred to as “COH Agreements”, to acquire CAR-T. CAR-T uses the patient’s own T-cells to engage and destroy specific tumors. The process involves selecting specific T-cell subtypes, genetically engineering them to express chimeric antigen T cell receptors and placing them back in the patient where they recognize and destroy cancer cells. The exclusive license agreement covers the discovery, manufacture and clinical development of novel CAR-T along with specified rights to any and all inventions.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2015, which were dated July 27, 2016, and were included in the Company’s Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”) on July 28, 2016, which Form 10 was amended and restated on October 18, 2016. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Research and Development Costs

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on the Company’s behalf will be expensed as services are rendered or when the milestone is achieved.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies.

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use. Accordingly, the total purchase price for the licenses acquired is reflected as research and development - licenses acquired on the Company’s unaudited Condensed Statements of Operations.

Annual Equity Fee

Prior to the July 2016 amendment to the Founder’s Agreement, Fortress was entitled to an annual fee on each anniversary date equal to 2.5% of the fully diluted outstanding equity of the Company, payable in Mustang Class B Common Stock (“Annual Equity Fee”). The annual equity fee was part of consideration payable for formation of the Company and identification of certain assets.

The Company recorded the Annual Equity Fee in connection with the Founders Agreement with Mustang as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on March 13, 2016. Because the issuance of shares on March 13, 2016 occurred prior to the issuance of the December 31, 2015 financial statements, the Company recorded approximately $190,000 in research and development - licenses acquired during the year ended December 31, 2015. Pursuant to the terms of the Mustang Founders Agreement, as amended in July 2016, this equity fee is no longer payable.

Fair Value Measurement

The Company follows accounting guidance on fair value measurements for financial assets and liabilities measured at fair value on a recurring basis. Under the accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Valuation of Warrant Related to NSC Note

In accordance with Accounting Standards Codification (“ASC”) ASC 815, Derivatives and Hedging, the Company classified the fair value of the warrant (“Contingently Issuable Warrants”) that was granted in connection with the NSC Note transferred to the Company on July 5, 2016 as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued these Contingently Issuable Warrants using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the Contingently Issuable Warrants. At each reporting period, as long as the Contingently Issuable Warrants are potentially issuable and there is a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants, the Contingently Issuable Warrants will be revalued and any difference from the previous valuation date would be recognized as a change in fair value in the Company’s Condensed Statements of Operations.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Income Taxes

For purposes of these financial statements, the Company’s income tax expense and deferred tax balances have been recorded as if it filed tax returns on a stand-alone basis separate from Fortress.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities measured at the enacted tax rates in effect for the year in which these items are expected to reverse. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A Common Stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of warrants or outstanding Class A preferred shares, as their inclusion would be anti-dilutive. There are 670,191 warrants outstanding and 250,000 Class A preferred shares outstanding as of September 30, 2016 and none outstanding as of September 30, 2015, respectively which are excluded from the computations of net loss per share.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its condensed statements of cash flows.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-10 will have on its condensed financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its condensed financial statements.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes FASB Accounting Standards Codification (“ASC”) Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its financial statements. When adopted, the Company does not expect this guidance to have a material impact on its condensed financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its balance sheet or financial statement disclosures. When adopted, the Company does not expect this guidance to have a material impact on its condensed financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-03 on March 31, 2015. The adoption did not have an impact on the financial statements or related disclosures.

Note 3 - COH Agreements

On March 17, 2015, the Company entered into an exclusive license agreement with COH to acquire intellectual property rights pertaining to CAR-T. Pursuant to the agreement, the Company paid COH an upfront fee of $2.0 million, in April 2015 (included in research and development-licenses acquired expenses on the Condensed Statements of Operations), and granted 1,000,000 shares of Mustang’s Class A Common Stock, representing 10% ownership of Mustang, as of such date. Additional payments totaling $2.0 million are due upon the completion of two financial milestones, and payments totaling $14.5 million are due upon the completion of six development goals. Future mid-single digit royalty payments are due on net sales of licensed products, with a minimum annual royalty of $1.0 million. The Company valued the stock grant to COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a $0.147 value per share or approximately $147,000 and is included in research and development-licenses acquired expenses on the Condensed Statements of Operations.

In addition, the Company entered into a sponsored research agreement with COH in which the Company will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years. For the three months ended September 30, 2016 and 2015, the Company recorded $0.5 million and $0.5 million, respectively, in research and development expenses on the Condensed Statements of Operations. For the nine months ended September 30, 2016 and for the period from March 13, 2015 (inception) to September 30, 2015, the Company recorded $1.5 million and $1.0 million, respectively, in research and development expenses on the Condensed Statements of Operations.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, the Company entered a Founders Agreement with Fortress, which was amended and restated on May 17, 2016 and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of Mustang and the identification of specific assets the acquisition of which resulted in the formation of a viable emerging growth life science company, Fortress loaned the Company $2.0 million, representing the up-front fee required to acquire the Company’s license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B Common shares for 7.0 million common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the PIK Dividend right (as described below). Each share of Class A Preferred Stock will be entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Mustang common stock and (B) the whole shares of Mustang common stock into which the shares of outstanding Class A Common Stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of Common Stock, subject to certain adjustments. As the holder of Class A Preferred Stock, Fortress will receive on each March 13 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of Mustang’s fully-diluted outstanding capitalization on the date that is one business day prior to any PIK Dividend Payment Date.

As additional consideration under the Mustang Founders Agreement, Mustang will also: (i) pay an equity fee in shares of common stock, payable within five business days of the closing of any equity or debt financing for Mustang or any of its respective subsidiaries that occurs after the effective date of the Mustang Founders Agreement and ending on the date when Fortress no longer has majority voting control in the Company’s voting equity, equal to 2.5% of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to 4.5% of the Company’s annual net sales, payable on an annual basis, within ninety days of the end of each calendar year. In the event of a Change in Control, the Company will pay a one-time change in control fee equal to five times the product of (A) net sales for the twelve months immediately preceding the change in control and (B) 4.5%.

On March 13, 2016, pursuant to the then in effect Mustang Founders Agreement, on the anniversary date of the Founders’ Agreement, the Company issued 250,000 shares of its Class B Common Stock to Fortress representing 2.5% of the fully diluted outstanding shares of the Company. Pursuant to the terms of the Mustang Founders Agreement, as amended in July 2016, this equity fee is no longer payable.

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Fortress and its affiliates, including all members of the Company’s Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended September 30, 2016 and 2015, the Company recorded $0.1 million and $0.1 million, respectively, as expense related to this agreement. For the nine months ended September 30, 2016 and for the period from March 13, 2015 (inception) to September 30, 2015, the Company recorded $0.4 million and $0.2 million, respectively, as expense related to this agreement.

Consulting Agreement with Chord Advisors, LLC (“Chord”)

On April 8, 2016 the Company entered into a full service consulting agreement with Chord to provide advisory accounting services to the Company. Under the terms of the agreement, the Company paid Chord up to $5,000 per month to perform back office accounting functions, accounting analysis and financial reporting prior to the Company’s filing of its Registration Statement on Form 10 on August 28, 2015, and $7,500 per month following that date. Either party upon 30-days written notice can terminate the agreement. In addition to these services, Mr. Horin, a Managing Partner of Chord, will serve as the Company’s Interim Chief Financial Officer. Chord also provides advisory accounting services to Fortress under a separate agreement. For the three months ended September 30, 2016 and 2015, the Company recognized approximately $17,500 and nil, respectively. For the nine months ended September 30, 2016 and for the period from March 13, 2015 (inception) to September 30, 2015, the Company recognized approximately $30,300 and nil, respectively, in general and administrative expenses on the Condensed Statements of Operations, related to this agreement.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Fortress Note Payable

The Company has a working capital promissory note with Fortress (see Note 5).

NSC Note and Financings

In September 2016, Fortress acquired through a tender offer 56.1% of National Holdings, Inc. (“National” or “NHLD”). The Company holds a $3.6 million note in favor of NSC Biotech Venture Fund I, LLC for which National Securities, Inc. (“NSC”) a subsidiary of National received a 10% placement fee upon issuance of the Note to Fortress (see Note 5).

In September 2016, the Company entered into a Placement Agent Agreement with National in connection with financing in which the Company agreed to pay NSC a cash fee of 10.0% of the gross proceeds and warrants equal to 25% of the total offering (see Note 8). For the three and nine months ended September 30, 2016 the Company paid NSC $1.3 million and issued warrants for 191,483 shares.

Note 5 – Notes Payable

Fortress Note

Effective March 13, 2015, in connection with the Mustang Founders Agreement, the Company and Fortress entered into an Intercompany Working Capital Promissory Note (“Fortress Note”), in which Fortress agreed to provide a working capital line of credit until the Company has a third party financing. The Fortress Note is due on demand and accrues interest of 8% per year, with interest due and principal due upon demand. This line of credit can be pre-paid at any time in cash or through Fortress’ indebtedness to NSC Biotech Venture Fund I, LLC (“NSC Note”) or other similar indebtedness.

At September 30, 2016, the Fortress Note was approximately $2.0 million and was recorded as note payable - related party on the Condensed Balance Sheets. In connection with the Fortress Note, the Company recognized approximately $42,000 and $58,000 in interest expense at 8% on the Condensed Statements of Operations for the three months ended September 30, 2016 and 2015, respectively. The Company recognized approximately $216,000 and $99,000 in interest expense at 8% on the Condensed Statements of Operations for the nine months ended September 30, 2016 and for the period from March 13, 2015 (inception) to September 30, 2015, respectively.

NSC Note

In March 2015, Fortress closed a private placement of a promissory note for $10 million through NSC (the “NSC Note”). Fortress used the proceeds from the NSC Note to acquire medical technologies and products. The NSC Note matures in 36 months, provided that during the first 24 months Fortress can extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the NSC Note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. NSC acted as the sole placement agent for the NSC Note.

The NSC Note was amended and restated on July 29, 2015, to provide that any time a Fortress Company receives from Fortress any proceeds from the NSC Note, Fortress may, in its sole discretion, cause the Fortress Company to issue to NSC Biotech Venture Fund I LLC a new promissory note (the “Amended NSC Note”) on identical terms as the NSC Note (giving effect to the passage of time with respect to maturity). The Amended NSC Note will equal the dollar amount of the Fortress Company’s share of the NSC Note and reduce the Fortress’ obligations under the NSC Note by such amount. Fortress will guarantee the Amended NSC Note until the Company either completes an initial public offering or raises sufficient equity capital so that it has cash equal to five times the Amended NSC Note.

If the Company has an initial public offering and raises sufficient equity capital so that it has cash equal to five times the amount of the portion of the proceeds of the NSC Note transferred to it, then NSC will receive a warrant to purchase the Company’s stock equal to 25% of the outstanding note divided by the lowest price the Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Company’s common stock.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

On July 5, 2016, Fortress transferred $3.6 million of the Company’s indebtedness, with a debt discount related to the Company’s pro rata share of Fortress’ debt issuance costs of approximately $129,000, under the Fortress Note to its NSC Note as well as a contingently issuable warrant equal to 25% of the transferred indebtedness. For the nine months ended September 30, 2016, the Company recorded costs of approximately $90,000 related to the amortization of the debt discount and approximately $69,000 of interest expense at 8%, both recorded in interest expense on the Condensed Statements of Operations. The effective interest rate of the NSC Note approximates 23.1%. The detachable Warrant issued in connection with NSC Note in the amount of approximately $634,000 was recorded as a debt discount based on its fair value (see Note 6).

The following table summarizes NSC Note activities for the nine months ended September 30, 2016 ($ in thousands).

	NSC Note Payable	Discount	NSC Note Payable, Net
January 1, 2016 balance	$-	$-	$-
Proceeds from issuance of NSC Note	3,600	(129)	3,471
Issuance of warrants in conjunction with NSC debt	-	(634)	(634)
Amortization of debt discount	-	90	90
September 30, 2016 balance	$3,600	$(673)	$2,927

Note 6 – Fair Value Measurement

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At September 30, 2016 the Contingently Issuable Warrant balance of approximately $632,000 was classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative contingently issuable warrant liability ($ in thousands):

Contingently Issuable Warrants
Fair value, January 1, 2016	$-
Warrant liability associated with NCS debt	634
Change in fair value	(2)
Fair value, September 30, 2016	$632

In accordance with ASC 815, the Company classifies the fair value of the warrant that may have been granted in connection with the NSC Note transferred to the Company as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued this warrant using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the warrant. At each reporting period, as long as the warrant was potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the warrant, the warrant was revalued and any difference from the previous valuation date would be recognized as a change in fair value in the Company’s Condensed Statements of Operations.

The fair value of the Contingently Issuable Warrants was determined by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with the Black-Scholes option pricing model with the following key assumptions:

	July 5, 2016	September 30, 2016
Risk-free interest rate	1.37%	1.60%
Expected dividend yield	-	-
Expected term in years	10.0	9.8
Expected volatility	76.70%	76.70%

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 - Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles.  Winson Tang v. Lindsay Rosenwald et al, Case No. BC607346.  As amended, the complaint alleged that Dr. Tang was a third party beneficiary of the Company's Exclusive License Agreement with COH and should be awarded 15% of the Company's outstanding shares.   After the Company and other defendants demurred, the court sustained the demurrer and dismissed all claims without prejudice on September 13, 2016.  Dr. Tang filed his second amended complaint on October 11, 2016, and Defendants' renewed demurrer will be heard on December 16, 2016.

As of September 30, 2016, the Company has not accrued any losses in connection with this litigation as the Company believes that Plaintiff's claims are without merit and intends to vigorously defend this lawsuit.  Even in the event of an adverse determination, Fortress and the Company intend to satisfy any judgment from sources other than newly issued shares of the Company to prevent dilution.

Note 8 - Stockholders’ Equity (Deficit)

Common Stock

The Company, in accordance with its certificate of incorporation, as amended in July 2016, which was retroactively applied, is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 1,000,000 shares are designated as “Class A Common Stock”. Dividends, if and when declared, are to be distributed pro-rata to the Class A, Class A Preferred and Common Stock holders.

The holders of Common Stock are entitled to one vote per share of Common Stock held. The holders of Class A Common Stock are entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Class A Common Stock held by such holder are convertible and for a period of ten years from its issuance, the holders of the Class A Common Stock have the right to appoint one member of the board of directors of Mustang; to date, the holders of Class A Common Stock have not yet appointed such director.

In July 2016, pursuant to the Founders Agreement Amendment (see Note 4) Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B Common Stock for 7.0 million shares of Common Stock and 250,000 shares of Class A Preferred Stock. See “Class A Preferred Shares” below.

Offerings and Issuances of Common Stock and Warrants

In September 2016, the Company entered into a Placement Agent Agreement with NSC relating to the Company’s offering of shares of Common Stock in a private placement. Pursuant to the Placement Agent Agreement, the Company agreed to pay the Placement Agent a cash fee of 10.0% of the gross proceeds from the offering and granted a warrant exercisable for shares of Common Stock equal to 10% of the aggregate number of shares of Common Stock sold in the offering (the “Placement Agent Warrants”). In addition, the Company and the investors entered into a unit purchase agreement (the “Unit Purchase Agreement”). The Common Stock and Warrants were sold in units, with each unit consisting of 10,000 shares of the Company’s Common Stock, and Warrants exercisable for 2,500 shares of Common Stock at an exercise price of $8.50 per share. The purchase price was $65,000 per Unit. The warrants have a five-year term and are only exercisable for cash.

On September 30, 2016 the Company had an initial closing in which the Company issued 1,914,833 unregistered shares of Common Stock and 478,708 Warrants. NSC received 191,483 Placement Agent Warrants. For the nine months ended September 30, 2016, the Company received gross proceeds of $12.4 million, before commissions and expenses of $1.4 million, in the offering of which $1.3 million was the fee paid to NSC.

Pursuant to the Founders Agreement, the Company issued 47,870 shares to Fortress, representing 2.5% of the aggregate number of shares of common stock issued in the offering noted above. For the nine months ended September 30, 2016, the Company recorded expense of approximately $274,000, related to this issuance, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Class A Preferred Shares

Pursuant to the Company’s Amended and Restated Articles of Incorporation, filed on July 26, 2016, Class B Common Stock was eliminated and 2,000,000 shares of Preferred Stock were authorized, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated preferred stock. The Class A Preferred Stock is identical to undesignated Common Stock other than as to voting rights, conversion rights, and the PIK Dividend right (as described below). The undesignated Preferred Stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions, if any), the redemption price or prices, the liquidation preferences and other designations, powers, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock (but not below the number of shares of any such series then outstanding).

The holders of the outstanding shares of Class A Preferred Stock shall receive on each March 13 (each a “PIK Dividend Payment Date”) after the original issuance date of the Class A Preferred Stock until the date all outstanding Class A Preferred Stock is converted into Common Stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of Common Stock (such dividend being herein called “PIK Dividends”) such that the aggregate number of shares of Common Stock issued pursuant to such PIK Dividend is equal to 2.5% of the Corporation’s fully-diluted outstanding capitalization on the date that is one business day prior to any PIK Dividend Payment Date (“PIK Record Date”). In the event the Class A Preferred Stock converts into Common Stock, the holders shall receive all PIK Dividends accrued through the date of such conversion. No dividend or other distribution shall be paid, or declared and set apart for payment (other than dividends payable solely in capital stock on the capital stock of the Company) on the shares of Common Stock until all PIK Dividends on the Class A Preferred Stock shall have been paid or declared and set apart for payment. All dividends are non-cumulative.

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Class A Preferred Stock shall be entitled to cast for each share of Class A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the number of shares of outstanding Common Stock and (B) the whole shares of Common Stock in to which the shares of outstanding Class A Common Stock and the Class A Preferred Stock are convertible, and the denominator of which is number of shares of outstanding Class A Preferred Stock (the “Class A Preferred Stock Ratio”). Thus, the Class A Preferred Stock will at all times constitute a voting majority.

 Each share of Class A Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Common Stock (the “Conversion Ratio”), subject to certain adjustments. If the Company, at any time effects a subdivision or combination of the outstanding Common Stock (by any stock split, stock dividend, recapitalization, reverse stock split or otherwise), the applicable Conversion Ratio in effect immediately before that subdivision is proportionately decreased or increased, as applicable, so that the number of shares of Common Stock issuable on conversion of each share of Class A Preferred Stock shall be increased or decreased, a applicable, in proportion to such increase or decrease in the aggregate number of shares of Common Stock outstanding. Additionally, if any reorganization, recapitalization, reclassification, consolidation or merger involving the Company occurs in which the Common Stock (but not the Class A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Class A Preferred Stock becomes convertible into the kind and amount of securities, cash or other property which a holder of the number of shares of Common Stock of the Company issuable upon conversion of one share of the Class A Preferred Stock immediately prior to such reorganization, recapitalization, reclassification, consolidation or merger would have been entitled to receive pursuant to such transaction.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Warrants

A summary of warrant activities for nine months ended September 30, 2016 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2016	-	$-	-
Granted	670,191	8.50	5.00
Outstanding as of September 30, 2016	670,191	$8.50	5.00

Upon the exercise of warrants, the Company will issue new shares of Common Stock.

Note 9 - Subsequent Events

 Second Close of Offering

On October 25, 2016 the Company closed an additional round of financing totaling gross proceeds of $7.1 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $0.7 million or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 1,100,000 unregistered shares of Common Stock and 272,645 warrants in connection with this transaction. In addition, the placement agent received 109,058 warrants or approximately 10% of the shares issued.

NSC Amended Note

Pursuant to the terms of the Company’s $3.6 million Amended NSC Note, upon the closing of the Company’s second round of financing on October 25, 2016, the Company issued to National a warrant for 138,462 relating to its aggregate gross proceeds from its third party offerings exceeding five times the value of the debt. Upon the issuance of the warrant Fortress was removed as the guarantor on the note.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently we are developing our proprietary Chimeric Antigen Receptor (CAR) engineered T cells (CAR-T) technology, which we licensed from Dr. Stephen Forman’s laboratory at the City of Hope National Medical Center (COH). CAR-T uses the patient’s own T cells to engage and destroy specific tumors. The process involves selecting specific T-cell subtypes, genetically engineering them to express chimeric antigen T cell receptors and placing them back in the patient where they recognize and destroy cancer cells.

Our exclusive license and sponsored research agreement with Dr. Stephen Forman’s laboratory at the COH encompasses specific chimeric T cell constructions and enabling process technologies including linker technology improvements. This agreement covers the discovery, manufacturing and clinical development of novel CAR-T cells along with specified rights to any and all inventions.

We have an open IND and are currently in Phase 1 trials treating glioblastoma patients. Dr. Forman’s laboratory has developed a proprietary engineered CAR-T cells targeting Interleukin13 Receptor a2, which is overexpressed on the surface of glioblastoma cells.

We have filed another IND for the treatment of patients with acute myeloid leukemia (AML). Dr. Forman’s laboratory has developed a proprietary CAR-based targeting of CD123, which is overexpressed on the surface of many cells giving rise to hematologic malignancies, using engineered T cells for treatment of AML.

Additionally, under our sponsored preclinical research agreement with COH, COH is developing additional CAR-T cell constructions targeting a number of tumor associated antigens specific for the variety of solid and hematological malignancies. The effectiveness of certain of these additional CAR-T cell constructs already has been demonstrated in preclinical studies with mouse xenograft models of specific human tumors. Under the sponsored research agreement, we have the right to license newly developed CAR-T constructs. We intend to further pursue preclinical development to validate and seek to establish the proprietary nature of the most promising CAR-T approaches coming out of the sponsored research program and, if successful, we would license and take forward into clinical studies.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2016, we have an accumulated deficit of $8.4 million.

We are a majority controlled subsidiary of Fortress.

Mustang Bio, Inc. was incorporated in Delaware on March 13, 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@mustangbio.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies.

For the three months ended September 30, 2016 and 2015, research and development expenses were $0.6 million and $0.6 million, respectively. For the three months ended September 30, 2016, $0.5 million relates to the quarterly expense related to our sponsored research agreement with COH and $0.1 million of expense is related to our Management Services Agreement (MSA) with Fortress. The same amount in comparable period in 2015.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	employee-related expenses, which include salaries and benefits, and rent expense;

•	license fees and milestone payments related to in-licensed products and technology;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial materials; and

•	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the three months ended September 30, 2016 and 2015, general and administrative expenses were $1.1 million and $88,000, respectively. For the three months ended September 30, 2016 and 2015, these fees consist of $0.6 million of legal fees and $63,000 of expense in connection with the MSA with Fortress. For the three months ended September 30, 2015, general and administrative expenses were primarily related to $63,000 of expense in connection with the MSA with Fortress.

We anticipate general and administrative expenses will continue to increase in future periods, reflecting continued and increasing costs associated with support of our expanded research and development activities.

Comparison of the Nine Months Ended September 30, 2016 and from March 13, 2015 (inception) to September 30, 2015

Research and Development Expenses

For the nine months ended September 30, 2016 and for the period from March 13, 2015 (inception) to September 30, 2015, research and development expenses were $1.7 million and $3.3 million, respectively. For the nine months ended September 30, 2016, $1.5 million relates to the quarterly expense related to our sponsored research agreement with COH and $0.2 million of expense is related to the MSA with Fortress. The $3.3 million of expense for the period March 13, 2015 (inception) through September 30, 2015, relates primarily to the acquisition of our exclusive license from COH to acquire the CAR-T technology, which is comprised of an upfront fee of $2.0 million and the issuance of 1.0 million Class A shares of our Common Stock, valued at $0.1 million, recorded as research and development - licenses acquired on the Statements of Operation, $1.0 million related to our separate sponsored research agreement with COH and $0.1 million of expense related to our MSA with Fortress.

General and Administrative Expenses

For the nine months ended September 30, 2016 and for the period from March 13, 2015 (inception) to September 30, 2015, general and administrative expenses were $1.8 million and $174,000, respectively. For the nine months ended September 30, 2016, these fees consist of $1.1 million of legal expenses of which: $0.4 million pertains to the filing of our Form 10 and $0.3 million relates to intellectual property matters, and $0.2 million of expense in connection with the MSA with Fortress. For the period March 13, 2015 (inception) through September 30, 2015, general and administrative expenses were primarily related to $125,000 of expense in connection with the MSA with Fortress.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2016, we had an accumulated deficit of $8.4 million.

In February 2015, Fortress closed a private placement of a promissory note for $10 million through National Securities Corporation (the “NSC Note”). Fortress used the proceeds from the NSC Note to acquire medical technologies, products and for activities related to the formation of its subsidiaries. The NSC Note matures 36 months after issuance, provided that during the first 24 months, Fortress can extend the maturity date by six months. No principal amount will be due for the first 24 months after issuance (or the first 30 months after issuance if the maturity date is extended). Thereafter, the NSC Note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the NSC Note is 8%, payable quarterly during the first 24 months after issuance (or the first 30 months after issuance if the NSC Note is extended) and monthly during the last 12 months. National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings, Inc., acted as the sole placement agent for the NSC Note.

Fortress used some of the proceeds from the NSC Note to acquire our COH license agreement, by transferring this indebtedness to us. Since the NSC Note allows Fortress to transfer a portion of the proceeds from the NSC Note to us, on July 5, 2016 we executed an identical NSC Note of $3.6 million in favor of NSC, representing a transfer of Fortress indebtedness. Further, in accordance with the terms of the NSC Note, we issued a warrant to NSC equal to twenty-five percent (25%) of the amount of NSC Note proceeds we received from Fortress divided by the lowest price at which we next sold common stock. The warrant issued has a term of 10 years and an exercise price equal to the par value of our common stock.

We funded our operations through an Intercompany Working Capital Promissory Note (“Fortress Note”), the balance of which was approximately $2.0 million at September 30, 2016. Further, we have recorded interest expense of $216,000 and $99,000 related to this note in interest expense - due related in our Condensed Statements of Operations for the nine months ended September 30, 2016 and for the period from March 13, 2015 (inception) to September 30, 2015, respectively. On July 5, 2016, Fortress transferred $3.6 million of our indebtedness, with a debt discount related to our pro rata share of Fortress’ debt issuance costs of approximately $129,000, under our Fortress Note to NSC Note.

In addition, on September 30, 2016, we received gross proceeds of $12.4 million, before commissions and expenses of $1.3 million, in a private placement of shares and warrants. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of Common Stock at an exercise price of $8.50 per share, for a purchase price of $65,000 per unit. We issued 1,914,833 unregistered shares of Common Stock and 478,708 warrants in this offering. The Placement Agent received 191,483 Placement Agent Warrants.

On October 25, 2016 we closed an additional round of financing totaling gross proceeds of $7.1 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $0.7 million or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. We issued 1,100,000 unregistered shares of Common Stock and 272,645 warrants in connection with this transaction. In addition, the placement agent received 109,058 warrants or approximately 10% of the shares issued.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions, licenses and investments. We currently anticipate that our cash balances at September 30, 2016 are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months.

Cash Flows for the Nine Months Ended September 30, 2016 and during the period March 13, 2015 (inception) through September 30, 2015

Operating Activities

Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2016, compared to $1.0 million for the period March 13, 2015 (inception) through ended September 30, 2015. Net cash used in operating activities during the nine months ended September 30, 2016 was primarily due to a $3.9 million in net loss, partially offset by $0.3 million related to the issuance of Common Stock under the Founders Agreement and $1.7 million of change in operating assets and liabilities.

Net cash used in operating activities during the period March 13, 2015 (inception) through September 30, 2015 was primarily due to a $3.6 million in net loss, partially offset by $2.2 million related to the acquired licenses and $0.4 million of change in operating assets and liabilities.

Investing Activities

There was no cash used or provided from financing activities for the nine months ended September 30, 2016. Net Cash used in investing activities was $2.0 million for the same period in 2015, representing the acquisition costs of acquired licenses.

Financing Activities

Net Cash provided by financing activities was $13.0 million for the nine months ended September 30, 2016, compared to $3.0 million for the same period in 2015. On July 5, 2016, Fortress transferred $3.6 million of our indebtedness, with a debt discount related to our pro rata share of Fortress’ debt issuance costs of approximately $129,000, under the Fortress Note to the NSC Note. The issuance of common stock provided $11.1 million, net of fees, for the nine months ended September 30, 2016. The proceeds from Fortress Note were $2.0 million, offset by $3.5 million payment related to transfer Fortress Note to the NSC Note during nine months ended September 30, 2016.

Net cash provided by the Fortress Note was $3.0 million during the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads.

Our assets and liabilities are denominated in U.S. dollars. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive financial instruments will be impacted by a hypothetical, immediate 100 basis point increase in interest rates as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates that affect our results would increase instantaneously, simultaneously and to the same degree. We do not believe that our cash and equivalents have significant risk of default or illiquidity.

The sensitivity analyses of the interest rate sensitive financial instruments are hypothetical and should be used with caution. Changes in fair value based on a 1% or 2% variation in an estimate generally cannot be extrapolated because the relationship of the change in the estimate to the change in fair value may not be linear. Also, the effect of a variation in a particular estimate on the fair value of financial instruments is calculated independent of changes in any other estimate; in practice, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities. In addition, the sensitivity analyses do not consider any action that we may take to mitigate the impact of any adverse changes in the key estimates.

Based on our analysis, as of September 30, 2016, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2016, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles.  Winson Tang v. Lindsay Rosenwald et al, Case No. BC607346.  As amended, the complaint alleged that Dr. Tang was a third party beneficiary of the Company's Exclusive License Agreement with COH and should be awarded 15% of the Company's outstanding shares.   After the Company and other defendants demurred, the court sustained the demurrer and dismissed all claims without prejudice on September 13, 2016.  Dr. Tang filed his second amended complaint on October 11, 2016, and Defendants' renewed demurrer will be heard on December 16, 2016.

As of September 30, 2016, the Company has not accrued any losses in connection with this litigation as the Company believes that Plaintiff's claims are without merit and intends to vigorously defend this lawsuit.  Even in the event of an adverse determination, Fortress and the Company intend to satisfy any judgment from sources other than newly issued shares of the Company to prevent dilution.

Item 1A.   Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should carefully consider the risks described below. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business and Industry

We currently have no drug products for sale. We are heavily dependent on the success of our product candidates, and we cannot give any assurances that any of our product candidates will receive regulatory approval or be successfully commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug.

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

•	developing our technology platform;

•	identifying, developing, manufacturing and commercializing product candidates;

•	entering into successful licensing and other arrangements with product development partners;

•	participating in regulatory approval processes;

•	formulating and manufacturing products;

•	obtaining sufficient quantities of our product candidates from our third-party manufacturers as required to meet clinical trial needs and commercial demand at launch and thereafter;

•	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	conducting sales and marketing activities including hiring, training, deploying and supporting our sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may later establish; and

•	maintaining patent protection and regulatory exclusivity for our product candidates.

Our operations have been limited to organizing our company, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data or clinical data for various product candidates. These operations provide a limited basis for you to assess our ability to continue to develop our technology, identify product candidates, develop and commercialize any product candidates we are able to identify and enter into successful collaborative arrangements with other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

Each of our product candidates will require additional preclinical or clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

Pre-clinical development is highly speculative and has a high risk of failure.

Two of our current product candidates are in clinical trials, and we are evaluating the terms of license agreements for three additional pre-clinical assets. Our pre-clinical product candidates have never been used in humans. Pre-clinical development is highly speculative and carries a high risk of failure. We can provide no assurances that pre-clinical toxicology and/or pre-clinical activity of our product candidates will support moving any of these product candidates into clinical development. If we are unsuccessful in our pre-clinical development efforts for any of these product candidates and they fail to reach clinical development, it would have a material adverse effect on our business and financial condition.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Although we are planning for certain clinical trials relating to our product candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board, or IRB, approval at each site;

•	recruiting suitable patients to participate in a trial;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	having patients complete a trial or return for post-treatment follow-up;

•	developing and validating companion diagnostics on a timely basis, if required;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities, however, we will have limited influence over their actual performance.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may not receive regulatory approval for our product candidates, or their approval may be further delayed, which would have a material adverse effect on our business and financial condition.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the US and by the European Medicines Agency and similar regulatory authorities outside the US. Failure to obtain marketing approval for one or more of our product candidates or any future product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. One or more of our product candidates or any future product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of one or more of our product candidates or any future product candidate, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates or any future product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for one or more of our product candidates or any future product candidate.

If any of our product candidates is approved and our contract manufacturer fails to produce the product in the volumes that we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of our product candidates or be unable to meet market demand, and may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We intend to enter into development and supply agreements with contract manufacturers for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies for each of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition, and frustrate any commercialization efforts for each respective product candidate.

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program, and we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

If the commercial manufacturers upon whom we rely to manufacture one or more of our product candidates, and any future product candidate we may in-license, fail to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

Our approach to the discovery and development of our product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value.

Our products candidates are emerging technologies and, consequently, it is conceivable that such technologies may ultimately fail to identify commercially viable drugs to treat human patients with cancer or other diseases.

If serious adverse or unacceptable side effects are identified during the development of one or more of our product candidates or any future product candidate, we may need to abandon or limit our development of some of our product candidates.

If one or more of our product candidates or any future product candidate are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and has resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of that product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

Additionally, if one or more of our product candidates or any future product candidate receives marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or a contraindication;

•	regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any of our product candidates or any future product candidate or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from its sale.

Even if one or more of our product candidates receives regulatory approval, it and any other products we may market will remain subject to substantial regulatory scrutiny.

One or more of our product candidates that we may license or acquire will also be subject to ongoing requirements and review of the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, operations, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits;

•	suspension or withdrawal of marketing or regulatory approvals;

•	suspension of any ongoing clinical trials;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the US or other countries until we have completed a rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the US and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the US generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In the US and some foreign jurisdictions, there have been a number of proposed and enacted legislative and regulatory changes regarding the healthcare system that could prevent or delay marketing approval of one or more of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our product candidates for which we obtain marketing approval.

Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the PPACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013. On March 1, 2013, the President signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the US Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Public concern regarding the safety of drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of the US Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any of our product candidates, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any of our product candidates, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize our product candidates may be otherwise adversely impacted.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for one or more of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including, but not necessarily limited to:

•	the severity of the disease under investigation;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidate or future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Our product candidates are in scientific areas of intense competition from many large pharmaceutical and biotechnology companies, many of which are significantly further along in development or are already on the market with competing products. We expect competition for our product candidates will intensify, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others will not render one or more of our product candidates obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render one or more of our product candidates obsolete or noncompetitive.

Competitors may seek to develop alternative formulations that do not directly infringe on our in-licensed patent rights. The commercial opportunity for one or more of our product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

•	capital resources;

•	development resources, including personnel and technology;

•	clinical trial experience;

•	regulatory experience;

•	expertise in prosecution of intellectual property rights; and

•	manufacturing, distribution and sales and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize one or more of our product candidates. Our competitors may also develop drugs that are more effective, safe, useful and less costly than ours and may be more successful than us in manufacturing and marketing their products.

Our commercial success depends upon us attaining significant market acceptance of our product candidates, if approved for sale, among physicians, patients, healthcare payors and major operators of cancer and other clinics.

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is not perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

If approved, our product candidates will face competition from less expensive generic products of competitors, and, if we are unable to differentiate the benefits of our product candidates over these less expensive alternatives, we may never generate meaningful product revenues.

Generic therapies are typically sold at lower prices than branded therapies and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, our product candidates will face increasing competition in the form of generic versions of branded products of competitors that have lost or will lose their patent exclusivity. In the future, we may face additional competition from a generic form when the patents covering it begin to expire, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of our product candidates translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic alternatives.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. We intend to seek approval to market our product candidates in the US, the EU and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or future introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such country.

If we are unable to establish sales, marketing and distribution capabilities or to enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidate that receives marketing approval, we would need to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of one or more of our product candidates or any future product candidate, we expect to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include, but are not necessarily limited to:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market and distribute our products.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

We rely on third-party contract research organizations and site management organizations to conduct some of our preclinical studies and all of our clinical trials for our product candidates and for any future product candidate. We expect to continue to rely on third parties, such as contract research organizations, site management organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice (GLP) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (GCPs) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

If any of our relationships with these third-party contract research organizations or site management organizations terminates, we may not be able to enter into arrangements with alternative contract research organizations or site management organizations or to do so on commercially reasonable terms. Switching or adding additional contract research organizations or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our contract research organizations or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or manufacturing personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our pre-clinical and clinical trials. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our drugs, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our pre-clinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing pre-clinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our pre-clinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

One or more of the product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers. The DEA restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for one or more of our product candidates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

As part of our strategy to mitigate development risk, we seek to develop product candidates with validated mechanisms of action and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates or any future product candidate. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised.

If we breach any of the agreements under which we license rights to one or more of product candidates from others, we could lose the ability to continue to develop and commercialize such product candidate.

Currently we have in-licensed the rights to all of our product candidates from COH, and in the future will continue to in-license additional product candidates from additional third parties. As a result, if there is any dispute between us and our licensor regarding our rights under our license agreement, our ability to develop and commercialize these product candidates may be adversely affected. Any uncured, material breach under our license agreements could result in our loss of exclusive rights to our product candidates and may lead to a complete termination of our related product development efforts.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for one or more of our product candidates or a future product candidate we may license or acquire and may have to limit their commercialization.

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	decreased demand for any product candidates or products that we may develop;

•	initiation of investigations by regulators;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize our product candidate or future product candidates.

We will obtain limited product liability insurance coverage for any and all of our upcoming clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed we intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for one or more of our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claims or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our future growth depends on our ability to identify and acquire or in-license products and if we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on novel combinations of immuno-oncology antibodies and small molecule kinase inhibitors. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including, but not necessarily limited to:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed clinical trials for one or more of our product conducts could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of one or more of our product candidates may be delayed.

We are in part reliant on the City of Hope National Medical Center for research and development and early clinical testing of certain of our product candidates.

A substantial portion of our research and development has been conducted by COH pursuant to a sponsored research agreement executed between Mustang and COH in March 2015. We have limited control over the nature or timing of COH’s research and limited visibility into its day-to-day activities. Our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his laboratory team at COH.

CAR-T is a new approach to cancer treatment that presents significant challenges.

We have concentrated our research and development efforts on CAR-T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR-T technology and product candidates in particular. Because CAR-T is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including, but not necessarily limited to:

•	obtaining regulatory approval from the FDA and other regulatory authorities that may have very limited experience with the commercial development of genetically modified T cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;

•	conditioning patients with chemotherapy in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our products;

•	educating medical personnel regarding the potential side effect profile of each of our products;

•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive our product candidates;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and

•	developing therapies for types of cancers beyond those addressed by our current product candidates.

Product candidates, even if successfully developed and commercialized, may be effective only in combatting certain specific types of cancer, and the market for drugs designed to combat such cancer types may be small and unprofitable.

There are many different types of cancer, and a treatment that is effective against one type of cancer may not be effective against another. CAR-T or other technologies we pursue may only be effective in combatting specific types of cancer but not others. Even if one or more of our products proves to be an effective treatment against a given type of cancer, the number of patients suffering from such cancer may be small, in which case potential sales from a drug designed to combat such cancer would be limited.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the US and other countries with respect to our product candidates or any future product candidate that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify any patentable aspects of our research and development output, and, if we do, an opportunity to obtain patent protection may have passed. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for one or more of product candidates or any future product candidate we may license or acquire, third parties may be able to access our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the US. The patent situation outside the US is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the US. For example, European patent law restricts the patentability of methods of treatment of the human body more than US law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after a first filing, if at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a US patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the PTO to determine priority of invention in the US. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our US patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the US and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the US have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first place for protection under the patent laws of the US. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The PTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party preissuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We depend on our licensors for the maintenance and enforcement of intellectual property covering certain of our product candidates and have limited control, if any, over the amount or timing of resources that our licensors devote on our behalf, or whether any financial difficulties experienced by our licensors could result in their unwillingness or inability to secure, maintain and enforce patents protecting certain of our product candidates.

We depend on our licensors to protect the proprietary rights covering our product candidates and we have limited, if any, control over the amount or timing of resources that they devote on our behalf, or the priority they place on, maintaining patent rights and prosecuting patent applications to our advantage.

Our licensors, depending on the patent or application, are responsible for maintaining issued patents and prosecuting patent applications. We cannot be sure that they will perform as required. Should they decide they no longer want to maintain any of the patents licensed to us, they are required to afford us the opportunity to do so at our expense. If our licensors do not perform, and if we do not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, we risk losing the benefit of all or some of those patent rights. Moreover, our licensors may experience serious difficulties related to their overall business or financial stability, and they may be unwilling or unable to continue to expend the financial resources required to maintain and prosecute these patents and patent applications. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors to protect a substantial portion of our proprietary rights.

Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the US or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement.

Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we or our licensors may not be successful in defending claims of intellectual property infringement alleged by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate our product candidates or any future product candidate technologies;

•	it is possible that none of the pending patent applications licensed to us will result in issued patents;

•	the issued patents covering our product candidates or any future product candidate may not provide a basis for market exclusivity for active products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	patents of others may have an adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

Our ability to develop, manufacture, market and sell one or more of our product candidates or any future product candidate that we may license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of fully human immuno-oncology targeted antibodies and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims asserted by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications that are unknown to us, which may later result in issued patents that one or more of our product candidates may infringe. There could also be existing patents of which we are not aware that one or more of our product candidates may infringe, even if only inadvertently.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe their patents or misappropriated their technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;

•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes a competitor’s patent;

•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

•	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

We are currently a party to a license agreement with COH. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our product candidates or any future product candidate, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, our licensors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015, and have an accumulated deficit of $8.4 million as of September 30, 2016. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

•	one or more of our product candidates are approved for commercial sale, due to our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

•	we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected;

•	there are any delays in completing our clinical trials or the development of any of our product candidates;

•	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	there are variations in the level of expenses related to our future development programs;

•	there are any product liability or intellectual property infringement lawsuits in which we may become involved;

•	there are any regulatory developments affecting product candidates of our competitors; and

•	one or more of our product candidates receives regulatory approval.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	obtain regulatory approval for one or more of our product candidates, or any future product candidate that we may license or acquire;

•	manufacture commercial quantities of one or more of our product candidates or any future product candidate, if approved, at acceptable cost levels; and

•	develop a commercial organization and the supporting infrastructure required to successfully market and sell one or more of our product candidates or any future product candidate, if approved.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our short operating history makes it difficult to evaluate our business and prospects.

We were incorporated in March 2015 and have only been conducting operations with respect to our product candidates since March 2015. Our operations to date have been limited to preclinical operations and the in-licensing of our product candidates. We have not yet demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any past quarterly period as an indication of future operating performance.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have not generated any product related revenues to date, and do not expect to generate any such revenues for at least the next several years, if at all. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures, and cannot provide any assurance that we will be able to raise funds to complete the development of our product.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, pre-clinical and clinical trials for our product candidates;

•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

•	the success of the commercialization of one or more of our product candidates.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidates or marketing territories.

Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock value to decline or require that we wind down our operations altogether.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We intend to become a listed and traded public company. As a public company, we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the rules of any stock exchange on which we become listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

A business that we identify as a potential acquisition target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (the “JOBS Act”). We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our Common Stock that is held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the US and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the US mortgage market and residential real estate market in the US have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

Our ability to use our pre-change NOLs and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

We may, from time to time, carry net operating loss carryforwards (“NOLs”) as deferred tax assets on our balance sheet.  Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage- point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which changes are outside our control. As a result, our ability to use our pre-change NOLs and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

Risks Relating to Securities Markets and Investment in Our Stock

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

Once listed and trading, the market price of our Common Stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize our product candidates or any future product candidate, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching these product candidates, if approved;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	the failure of one or more of our product candidates or any future product candidate, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

Fortress controls a voting majority of our Equity Securities.

Pursuant to the terms of the Class A Preferred Stock held by Fortress, Fortress is entitled to cast, for each share of Class A Preferred held by Fortress, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding common stock and (B) the whole shares of Common Stock into which the shares of outstanding Class A Common Stock and the Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Accordingly, Fortress is able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Fortress may not always coincide with the interests of other stockholders, and Fortress may take actions that advance its own interests and are contrary to the desires of our other stockholders. Moreover, this concentration of voting power may delay, prevent or deter a change in control of us even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Mustang or our assets, and might affect the prevailing market price of our common stock.

Fortress has the right to receive a significant grant of shares of our Common Stock annually which will result in the dilution of your holdings of Common Stock upon each grant, which could reduce their value. COH has anti-dilution protection that could result in the dilution of your holding upon an initial public offering or sale of the Company.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our Common Stock equal to 2.5% of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on March 13 th, payable in shares of Common Stock in an amount equal to 2.5% of our fully-diluted outstanding capital stock as of the business day immediately prior to March 13 th of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our Common Stock and, if the value of Mustang has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Second Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Second Amended and Restated Founders Agreement).

The Class A Common Stock held by COH has anti-dilution protection that gives them the right to additional shares of stock if their shares are not worth $5 million at the time of an initial public offering or sale of the Company. The amount of shares received by COH will be a number that makes their total share position worth $5 million at the time of the initial public offering or sale of the Company. If any shares are required to be issued to COH, your holdings in our Common Stock will be diluted and result in a reduction in the value of your shares. No assurance can be given that the value of the Company at the time of the initial public offering or sale of the Company will be sufficient to avoid the issuance of shares to COH.

We might have received better terms from unaffiliated third parties than the terms we receive in our agreements with Fortress.

The agreements we have entered into with Fortress include a Management Services Agreement and the Second Amended and Restated Founders Agreement. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales and the provision of employment and transition services. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business.

The dual roles of our officers and directors who also serve in similar roles with Fortress could create a conflict of interest.

We share some directors with Fortress, and in addition, under the Management Services Agreement, we will also share some officers with Fortress.  This could create conflicts of interest between the two companies in the future.  While we believe that the Second Amended and Restated Founders Agreement and the Management Services Agreement were negotiated by independent parties on both sides on arm’s length terms, and the fiduciary duties of both parties were thereby satisfied, in the future situations may arise under the operation of these and other agreements that may create a conflict of interest.  We will have to be diligent to ensure that any such situation is resolved by independent parties.  In particular, under the Management Services Agreement, Fortress and its affiliates are free to pursue opportunities which could potentially be of interest to Mustang, and they are not required to notify Mustang prior to pursuing such opportunities. Any such conflict of interest or pursuit by Fortress of a corporate opportunity independent of Mustang could expose us to claims by our investors and creditors and could harm our results of operations.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In September 2016, we entered into a Placement Agent Agreement with NSC relating to a private placement of Common Stock. Pursuant to the Placement Agent Agreement, we agreed to pay the Placement Agent a cash fee of 10% of the gross proceeds from the offering and granted a warrant exercisable for shares of Common Stock equal to 10% of the aggregate number of shares of Common Stock sold in the offering (the “Placement Agent Warrants”). In addition, we adopted a form of unit purchase agreement for investors. The Common Stock and Warrants were sold in units, with each unit consisting of 10,000 shares of our Common Stock, and Warrants exercisable for 2,500 shares of Common Stock at an exercise price of $8.50 per share. The purchase price was $65,000 per Unit. The warrants have a five-year term and are only exercisable for cash.

On September 30, 2016, we had an initial closing in which we issued 1,914,833 unregistered shares of Common Stock and 478,708 unregistered Warrants. NSC received 191,483 Placement Agent Warrants. For the nine months ended September 30, 2016, we received gross proceeds of $12.4 million, before commissions and expenses of $1.3 million, which was primarily composed of the 10% placement agent fee paid to NSC.  The shares of Common Stock and Warrants were issued under an exemption from the Securities Act of 1933, as amended, provided by Regulation D promulgated thereunder.

On October 25, 2016, we closed an additional round of financing in which we received gross proceeds of $7.1 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $0.7 million or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. We issued 1,100,000 unregistered shares of Common Stock and 272,645 warrants in connection with this transaction. In addition, the placement agent received 109,058 warrants or approximately 10% of the shares issued. The shares of Common Stock and Warrants were issued under an exemption from the Securities Act of 1933, as amended, provided by Regulation D promulgated thereunder.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(b) Exhibits

Exhibit No.	Description
10.1	Placement Agent Agreement between Mustang, Bio Inc. and National Holdings, Inc. dated August 3, 2016

10.2	Form of Investor Unit Purchase Agreement

31.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC..

November 14, 2016	By:	/s/ Michael S. Weiss
Michael S. Weiss, Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David J. Horin
David J. Horin Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Placement Agent Agreement between Mustang, Bio Inc. and National Holdings, Inc. dated August 3, 2016

10.2	Form of Investor Unit Purchase Agreement

31.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

