Form 10-K
period 2016-12-31
MUSTANG BIO, INC.
filed 2017-03-31
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                    .

Commission File No. 000-55668

MUSTANG BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3828760
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor
New York, New York 10014	10014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 652-4500

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of March 30, 2017, there were 24,976,289 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders currently scheduled to be held on June 15, 2017 are incorporated by reference into Part III hereof.

MUSTANG BIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-K (“Form 10-K”) may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this Form 10-K. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;
•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
•	our use of clinical research centers and other contractors;
•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
•	expectations for generating revenue or becoming profitable on a sustained basis;
•	expectations or ability to enter into marketing and other partnership agreements;
•	expectations or ability to enter into product acquisition and in-licensing transactions;
•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;
•	acceptance of our products by doctors, patients or payors;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our ability to attract and retain key personnel;
•	availability of reimbursement for our products;
•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
•	the volatility of our stock price;
•	expected losses; and
•	expectations for future capital requirements.

The forward-looking statements contained in this Form 10-K reflect our views and assumptions as of the effective date of this Form 10-K. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.	Business

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. We are currently developing our proprietary Chimeric Antigen Receptor (CAR) engineered T cells (CAR-T) technology, which we licensed from Dr. Stephen Forman’s laboratory at the City of Hope National Medical Center (COH). CAR-T uses the patient’s own T cells to engage and destroy specific tumors. The process involves selecting specific T cell subtypes, genetically engineering them to express chimeric antigen T cell receptors and placing them back in the patient where they recognize and destroy cancer cells.

Several companies have promising CAR-T therapies that are in various phases of clinical and pre-clinical development and which target different cancer indications. Pursuant to the COH license agreement, we obtained an exclusive license to intellectual property rights pertaining to several CAR-T patents developed by COH for the treatment and diagnosis of all human diseases. Since the license is exclusive, worldwide and granted to us comprehensive rights as to use, manufacture and sale, thereby conveying practical ownership of the intellectual property to us. We therefore view such intellectual property as proprietary.

Our exclusive license and sponsored research agreement with Dr. Stephen Forman’s laboratory at the COH encompasses specific chimeric T cell constructions and enabling process technologies including linker technology improvements. This agreement covers the discovery, manufacturing and clinical development of novel CAR-T cells along with specified rights to any and all inventions.

We are currently in Phase 1 trials treating glioblastoma patients. Dr. Forman’s laboratory has developed MB-101, a proprietary engineered CAR-T cells targeting Interleukin13 Receptor a2 or MB-101, which is overexpressed on the surface of glioblastoma cells. On December 29, 2016 an article in the New England Journal of Medicine reported that a patient enrolled in the Phase 1 glioblastoma trial treated with MB-101 achieved a complete response.

We have started another Phase 1 study for the treatment of patients with acute myeloid leukemia (AML) with CD123 specific CAR-T we licensed from COH (MB-102). Dr. Forman’s laboratory has developed a proprietary CAR-based targeting of CD123, which is overexpressed on the surface of AML cells.

Additionally, under our sponsored preclinical research agreement with COH, the COH is developing additional CAR-T cell constructions targeting a number of tumor associated antigens specific for the variety of solid and hematological malignancies. The effectiveness of certain of these additional CAR-T cell constructs already has been demonstrated in preclinical studies with mouse xenograft models of specific human tumors. Under the sponsored research agreement, we have the right to license newly developed CAR-T constructs. We intend to further pursue preclinical development to validate and seek to establish the proprietary nature of the most promising CAR-T approaches coming out of the sponsored research program and, if successful, we would license and take forward into clinical studies.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates.

We are a majority controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

CORPORATE INFORMATION

Mustang Bio, Inc. was incorporated in Delaware on March 13, 2015. Our executive offices are located at 2 Gansevoort Street, New York, NY 10014. Our telephone number is (781) 652-4500, and our email address is info@mustangbio.com.

Our website address is www.mustangbio.com. The information set forth on our website is not a part of this report. We will make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any materials we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov/.

PRODUCTS UNDER DEVELOPMENT

IL13Ra2 CAR-T Cell or MB-101 Program for Glioblastoma

Glioblastoma multiforme (GBM) is the most common brain and central nervous system (CNS) cancer, accounting for 15.1% of all primary brain tumors, and 55.1% of all gliomas. There are an estimated 12,120 new glioblastoma cases predicted in 2016 in the U.S. Malignant brain tumors are the most common cause of cancer-related deaths in adolescents and young adults aged 15-39 and the most common cancer occurring among 15-19 year olds in the U.S. While GBM is a rare disease (2-3 cases per 100,000 persons per year in the U.S. and E.U.), it is quite lethal with 5-year survival rates historically under 10%. Standard of care therapy consists of maximal surgical resection, radiation and chemotherapy with temozolomide, which, while rarely curative, are shown to extend median overall survival from 4.5 to 15 months. GBM remains difficult to treat due to the inherent resistance of the tumor to conventional therapies.

Immunotherapy approaches targeting brain tumors offer promise over conventional treatments. IL13Ra2 is an attractive target for CAR-T therapy, as it has limited expression in normal tissue but is over-expressed on the surface of greater than 50% of GBMs. CAR-T cells are designed to express membrane-tethered IL-13 receptor ligand (IL-13) mutated at a single site (glutamic acid at position 13 to a tyrosine; E13Y) with high affinity for IL13Ra2 and reduced binding to IL13Ra1 in order to reduce healthy tissue targeting (Kahlon, Cancer Research 2004).

We are developing an optimized CAR-T product incorporating enhancements in CAR-T design and T cell engineering to improve antitumor potency and T cell persistence. We include a second generation hinge optimized CAR containing mutations in the IgG4 linker to reduce off target Fc interactions (Jonalaggada, Mol Therapy) as well as the 41BB (CD137) co-stimulatory signaling domain for improved survival and maintenance of CAR-T cells as well as extracellular domain of CD19as a selection/ tracking marker. In order to further improve persistence, central memory T-cells (TCM) are isolated and enriched. The manufacturing process limits ex vivo expansion, which is designed to reduce T cell exhaustion and maintain a TCM phenotype. These CAR-T modified TCM cells are shown to be more potent and persistent than earlier generations of IL-13 based CAR-Ts in mouse xenograft models of GBM.

We currently have an open IND to assess the feasibility and safety of using TCM enriched IL13Ra2-specific CAR engineered T cells for clinical study participants with recurrent/refractory malignant glioma. This IND was submitted on October 27, 2014, with COH as the sponsor. We have currently enrolled and treated the 17 patients as of December 31, 2016. Our collaborators at the COH presented the preliminary data for this first cohort of patients. The investigators reported that the CAR-T cells were well tolerated (meaning that no dose limiting toxicities were seen to date). The investigators also reported on a patient that they determined had a complete response to treatment (based on the imaging and clinical features set forth by the Response Assessment in Neuro-Oncology Criteria (RANO)). This clinical response was sustained for 7.5 months after the initiation of CAR T-cell therapy, unfortunately, this patient’s disease eventually recurred at four new locations that were distinct and non- adjacent to original tumors. The next step is to continue to enroll patients in this Phase 1 study to determine the maximum tolerated dose, and a recommended Phase 2 dose. Additionally, in this Phase 1 study, we are exploring optimum modes of delivery for CAR-T cells for the treatment of GBM.

The clinical trial endpoints, which were first received on August 1, 2014 and are current as of July 7, 2016 are as follows:

Primary Objectives:

(1) To assess the feasibility and safety of intratumoral (stratum 1) or intracavitary (stratum 2) or intraventricular (stratum 3) or dual delivery (stratum 4) cellular immunotherapy utilizing ex vivo expanded autologous central memory T cells (TCM)-enriched T cells that are genetically modified using a self-inactivating (SIN) lentiviral vector to express a interleukin 13 receptor alpha 2 (IL13Rα2)-specific, hinge-optimized, 41BB-costimulatory chimeric antigen receptor (CAR), as well as a truncated human cluster of differentiation 19 (CD19) (IL13 [EQ]BBzeta/truncated CD19[t]+ TCM) (IL13Rα2-specific, hinge-optimized, 41BB-costimulatory CAR/truncated CD19-expressing T lymphocytes), for research participants with recurrent/refractory malignant glioma.

(2) To determine maximum tolerated dose schedule (MTD) and a recommended phase II dosing plan (RP2D) for each strata based on dose limiting toxicities (DLTs) and the full toxicity profile.

Secondary Objectives:

(1) To assess the timing and extent of brain inflammation, as assessed by magnetic resonance imaging (MRI)/magnetic resonance spectroscopy (MRS), following T cell administration.

(2) To describe cytokine levels (cyst fluid, peripheral blood) over the study period.

(3) In research participants who receive the full schedule of three T cell doses: estimate the six month progression free survival rate, disease response rates, and median overall survival.

(4) In research participants who receive intraventricular infusions after progressing following intracranial infusions (stratum 1 or 2): estimate disease response rate and overall survival if the sample size is large enough.

(5) In research participants who receive at least one dose of T cells estimate the mean change from baseline in quality of life using the European Organization for Research and Treatment of Cancer (EORTC) quality of life questionnaire (QLQ)-C30 and EORTC QLQ brain neoplasm (BN)-20 survey scale, domain and item scores during and post treatment.

(6) For study participants who undergo a second resection or autopsy: To evaluate T cell persistence in the tumor micro-environment and the location of the T cells with respect to the injection site, and to evaluate IL13Ra2 antigen expression levels pre and post T cell therapy.

CD 123 CAR T cell Program for AML

Overview

CD123 is a subunit of the heterodimeric interleukin-3-receptor (IL-3R) which is widely expressed on human hematologic malignancies including acute myeloid leukemia (AML). In addition, CD123 can be found on the surface of B cell acute lymphoblastic leukemia (B-ALL), hairy cell leukemia, blastic plasmacytoid dendritic cell neoplasm (BPDCN), chronic myeloid leukemia (CML) and Hodgkin’s lymphoma.

Of these malignancies, we are currently investigating CD123 as a target for adoptive cellular immunotherapy in AML since high CD123 expression is associated with enhanced AML blast proliferation, increased resistance of blasts to apoptosis, and poor clinical prognosis.

Acute Myeloid Leukemia is a cancer of the myeloid line of blood cells characterized by rapid growth of abnormal white blood cells that accumulate in the bone marrow. AML is the most common form of acute leukemia. Although AML is a relatively rare disease there are approximately 20,000 new cases per year in the US and 10,000 deaths per year, accounting for approximately 1.8% of cancer deaths in the US (The Surveillance, Epidemiology, and End Results (SEER) Program of the National Cancer Institute). AML standard of care involves chemotherapy to induce remission followed by additional chemotherapy or hematopoietic stem cell transplant. Allogeneic stem cell transplantation is the preferred treatment route for AML following a second remission. It can lead to a 5-year disease free survival in 26% of patients. Unfortunately, however, currently, only about half of relapsed patients are able to achieve a second remission with traditional chemotherapy agents. Patients who do not achieve a second remission are much less likely to benefit from transplantation and face a dismal outcome.

The use of CAR-T immunotherapy in relapsed AML patients may offer the potential to achieve a complete or longer lasting remission. We have developed CD123 targeted CAR-T cells designed both to be activated to proliferate and to kill CD123 expressing tumor cells (Mardiros A, Santos C Dos. T cells expressing CD123-specific chimeric antigen receptors exhibit specific cytolytic effector functions and antitumor effects against human acute myeloid leukemia. Blood. 2013;122(18):3138-3148). The therapy is designed to recognize and eliminate leukemic cells, leading to remission in patients with relapsed or refractory AML, and could serve as a bridge to potentially curative allogenic stem cell transplant. The manufacturing process genetically modifies T cells isolated from peripheral blood mononuclear cells in order to express a CD123-specific, hinge–optimized, CD28 co-stimulatory domain expressing CAR as well as a truncated EGFR (EGFRt) selection/tracking marker (Wang Blood). EGFRt also has the potential to act as a safety switch to allow depletion of CAR-T cells in the patients if needed.

We have an open IND for a Phase 1 clinical study to assess the anti-tumor activity and safety of administering CAR T cells and we have treated three patients as of December 31, 2016. This IND was submitted on April 20, 2015, with COH as the sponsor. We will assess the T cell persistence and determine the potential immunogenicity of the cells to determine a recommended Phase 2 dose.

The clinical trial endpoints, which were first received on June 6, 2014 and are current as of July 7, 2016 are as follows:

Primary Objectives:

(1) To assess the anti-tumor activity and safety of cellular immunotherapy utilizing ex vivo expanded T cells that are genetically modified using a self-inactivating (SIN) lentiviral vector to express a co-stimulatory cluster of differentiation (CD)123-specific chimeric antigen receptor (CAR) as well as a truncated human epidermal growth factor receptor (EGFR) (CD123R[EQ]28zeta[Z]/truncated human EGFR [EGFRt]+ T cells) (anti CD123-CAR/CD28-costimulatory, lentiviral vector-transduced autologous T lymphocytes) following lymphodepletion for patients with relapsed or refractory AML.

(2) To determine the recommended Phase II dose (RP2D).

Secondary Objectives:

(1) To assess activity in the form of T cell persistence and immunogenicity of CD123R(EQ)28Z/EGFRt+ T cells up to 28 days post T cell infusion.

Tertiary Objectives:

(1) To assess impact on hematopoiesis, change from baseline in numbers of CD123+ blood cells, CD123 expression on leukemia cells and hematopoietic cells, and the clinical efficacy of EGFRt mediated CAR T cell ablation.

COSTS AND TIME TO COMPLETE PRODUCT DEVELOPMENT

The information below provides estimates regarding the costs associated with the completion of the current development phase and our current estimated range of the time that will be necessary to complete that development phase for our product candidates. For a description of the risk factors that could significantly affect our ability to meet these cost and time estimates, see Item 1A of this Form 10-K.

Product	Target Indication	Development Stage	Estimated time to complete phase	Estimated cost to complete phase
IL13Ra2-CAR- T	Glioblastoma	Phase 1/2	First half 2018	$2.5-5 Million
CD123 CAR-T	AML	Phase 1/2	Second half 2018	$2.5-5 Million

Completion dates and costs in the above table are estimates due to the uncertainties associated with preclinical research activities, clinical trials and the related requirements of development. In the cases where the requirements for preclinical development, clinical trials and development programs have not been fully defined, or are dependent on the success of other research findings or trials, we cannot estimate trial completion or cost with any certainty. The actual spending on each trial or the decision to advance programs to the next stage during the year is also dependent on funding.

INTELLECTUAL PROPERTY AND PATENTS

General

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the US and in other countries.  Our policy is to actively seek to obtain, where appropriate, the broad intellectual property protection for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the US and elsewhere in the world.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors (“know-how”). To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests.  To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Patents and other proprietary rights are crucial to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, supported by regulatory exclusivity or are effectively maintained as trade secrets. We have a few patents and patent applications related to our compounds and other technology, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

Generally, patent applications in the US are maintained in secrecy for a period of 18 months or more. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the US that claim technology also claimed by us, we may have to participate in interference proceedings declared by the US Patent and Trademark Office (PTO) to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability be extended through the patent restoration program, although any such extension could still be minimal.

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology. In the event of litigation involving a third party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.

In March 2015 we licensed intellectual property related to CAR-T technology from City of Hope. The intellectual property includes patent applications in a number of countries, including the US and the EU, as well as pending patent applications in Japan and the developing world. These pending patent applications include compositions and methods of creating CAR-T cells targeting IL13Ra and CD123. The applications include various claims regarding additional specific features to optimize targeting, binding specificity, cell stimulation and persistence. Additional patents and pending claims we have rights to include the use of optimized hinge region for many targeted constructions such as CD19 along with compositions and methods to isolate and transfect T memory cells to improve cellular persistence. Any patents maturing from these pending applications will expire no sooner than October 2033.

In total, we have in-licensed four patents in the US and four patents outside the US. We are currently evaluating the terms of license agreements that would grant us 12 additional US patents and 36 patents outside the US.

Our sponsored research agreement gives us the right to first negotiation under specified maximum terms regarding any future inventions arising from Dr. Forman’s laboratory.

Other Intellectual Property Rights

We depend upon trademarks, trade secrets, knowhow and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, to provide market exclusivity for certain of our product candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the US, or diseases that affect more than 200,000 individuals in the US but for which the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first approval of a designated orphan product from the Food and Drug Administration (FDA), will be granted a seven year period of marketing exclusivity for such FDA approved orphan product.

LICENSING AGREEMENTS AND COLLABORATIONS

City of Hope Agreements

In March 2015, we entered into an Exclusive License Agreement with COH (the “Original Agreement”) to acquire intellectual property rights pertaining to CAR-T technology. In April 2015, pursuant to the agreement, we paid COH an upfront fee of $2.0 million and granted COH 1,000,000 shares of Class A Common Stock, representing 10% ownership of Mustang, as of such date. In March 2017, COH was granted 293,588 additional shares of the Company’s Common Stock, valued at $5.73 per share or approximately $1.7 million as of October 2016, the effective date of the grant. The additional grant was made pursuant to the terms of the agreement, which maintained COH ownership at 10% until the Company raised net proceeds of $10.0 million from third party investors. The agreement was amended in February 2017, to allow for the grant of stock to be made in the Company’s common shares rather than Class A common shares as originally prescribed.

In addition, we entered into a sponsored research agreement with COH in which we will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years.

On February 17, 2017, we and COH amended and restated the Original Agreement in connection with the covered patents by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL-13 and one relating to the spacer technology, that amended the Original Agreement in certain other respects, and collectively replace the Original Agreement in its entirety. The total potential consideration payable to COH by us, in equity or cash, did not, in the aggregate, change materially from the Original Agreement.

A&R CD123 License

On February 17, 2017, we entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to CD123 patent rights (the “A&R CD123 License”). Pursuant to the A&R CD123 License, we and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. We are obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

A&R IL-13 License

On February 17, 2017, we entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to IL-13 patent rights (the “A&R IL-13 License”). Pursuant to the A&R IL-13 License, we and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. We are obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

A&R Spacer License

On February 17, 2017, we entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to Spacer patent rights (the “A&R Spacer License”). Pursuant to the A&R Spacer License, we and COH acknowledged that an upfront fee has already been paid under the Original Agreement. In addition, an annual maintenance fee will continue to apply. No royalties are due if the Spacer technology is used in conjunction with a CD123 CAR or an IL-13 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. We are obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IV/ICV Agreement

On February 17, 2017, we entered into an exclusive license agreement (the “IV/ICV Agreement”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV Agreement, we will pay COH an upfront fee of $125,000 within 30 days of the Effective Date, in addition to an annual maintenance fee. COH is eligible to receive milestone payments totaling approximately $125,000, upon and subject to the achievement of certain milestones. Royalty payments in the low single digits are due on net sales of licensed products and revenue from sublicenses.

UCLA Agreement

On March 17, 2017, we entered into an exclusive license agreement (the “UCLA Agreement”) with the Regents of the University of California (“UCLA”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. Pursuant to the Agreement, we will pay UCLA an upfront fee of $200,000 within 30 days of the March 17, 2017, in addition to an annual maintenance fee. UCLA is eligible to receive milestone payments totaling approximately $14.3 million, upon and subject to the achievement of certain milestones.  Royalty payments in the mid-single digits are due on net sales of licensed products, and we are obligated to pay UCLA a percentage of certain revenues received in connection with a sublicense in the mid-single digits to mid-twenties, depending on the timing of the sublicense in the development of such product.

The term of the Agreement expires after the expiration of the last to expire of any of the patent rights under the Agreement. Either we or UCLA may terminate the Agreement upon notice to the other upon breach without remedy or upon insolvency. In addition, we may terminate the Agreement at will without cause after adequate notice.

COMPETITION

Competition in the pharmaceutical and biotechnology industries is intense. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.

The drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same conditions that we are targeting. Other companies have products or product candidates in various stages of pre-clinical or clinical development, or with marketing approvals, to treat conditions for which we are also seeking to discover and develop product candidates. Some of these potential competing drugs are further advanced in development than our product candidates and may be commercialized earlier.

The field of CAR-T therapy is extremely active. Companies and partnerships currently engaged in clinical trials with CAR-T modalities include Juno, Novartis/University of Pennsylvania, Bluebird Bio, Celgene/Baylor College of Medicine, Pfizer/Cellectis, Amgen/Kite Pharma, Bellicum, MD Anderson/Ziopharm and Intrexon.

EMPLOYEES

As December 31, 2016, we have no fulltime employees and three part-time employees. We anticipate that each part-time employee will devote between 5 to 15 hours per week to Mustang. Employees of Fortress also make valuable financial, legal, scientific and other strategic contributions to Mustang on a regular basis.

SUPPLY AND MANUFACTURING

As an early stage development company, we rely on COH to manufacture all materials currently used in the clinical development programs we are sponsoring at COH. Pursuant to the March 2015 Licensing Agreement with COH, we have the right to make and have made the products, and we are currently negotiating Investigator-Initiated Clinical Research Support Agreements with COH which specify the manufacturing costs and numbers of patients which will be supplied under filed protocols. COH has extensive experience manufacturing clinical materials for development studies, but we are currently dependent on both their capacity limitations and continued operating success.

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities. We have established, or intend to establish, contract manufacturing relationships for the preliminary supplies of our product candidates, in each case with a single manufacturer. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.

At the time of commercial sale, to the extent possible and commercially practicable, we would seek to engage a back-up supplier for each of our product candidates. Until such time, we expect that we will rely on a single contract manufacturer to produce each of our product candidates under current Good Manufacturing Practice (“cGMP”) regulations. Our third-party manufacturers have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the US Drug Enforcement Administration (DEA) and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors, if any, in Europe face similar challenges from the numerous EU and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

GOVERNMENT AND INDUSTRY REGULATIONS

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities. None of our product candidates has been approved for sale in any market in which we have marketing rights. Before marketing in the US, any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDCA. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products.

The regulatory review and approval process is lengthy, expensive and uncertain. We are required to submit extensive pre-clinical and clinical data and supporting information to the FDA for each indication or use to establish a product candidate’s safety and efficacy before we can secure FDA approval to market or sell a product in the US. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or surveillance. Before commencing clinical trials in humans, we must submit an IND to the FDA containing, among other things, pre-clinical data, chemistry, manufacturing and control information, and an investigative plan. Our submission of an IND may not result in FDA authorization to commence a clinical trial.

The FDA may permit expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its fast track drug development programs. A sponsor can apply for fast track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the new drug application (NDA). To receive fast track designation, an applicant must demonstrate:

•	that the drug is intended to treat a serious or life-threatening condition;

•	that the drug is intended to treat a serious aspect of the condition; and

•	that the drug has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review of a completed application in six months or less and also may be permitted to submit portions of an NDA to the FDA for review before the complete application is submitted.

Sponsors of drugs designated as fast track also may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity.   Approval will be subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome.  Post-marketing studies are usually underway at the time an applicant files the NDA.  When required to be conducted, such post-marketing studies must also be adequate and well-controlled.  The applicant must carry out any such post-marketing studies with due diligence. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all, and, therefore, could not submit the NDA to the FDA or foreign regulatory authorities for marketing approval.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted.

For purposes of NDA approval, clinical trials are typically conducted in the following sequential phases:

•	Phase 1: The drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology.

•	Phase 2: Studies are conducted on a larger number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.

•	Phase 3: Studies establish safety and efficacy in an expanded patient population.

•	Phase 4: The FDA may require Phase 4 post-marketing studies to find out more about the drug’s long-term risks, benefits, and optimal use, or to test the drug in different populations.

The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or that may increase the costs of these trials, include:

•	slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors;

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;

•	longer treatment time required to demonstrate efficacy or determine the appropriate product dose;

•	insufficient supply of the product candidates;

•	adverse medical events or side effects in treated patients; and

•	ineffectiveness of the product candidates.

In addition, the FDA, equivalent foreign regulatory authority, or a data safety monitoring committee for a trial may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk, or for futility. Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a product candidate, known as toxicological studies, or clinical trials of product candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our product candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

Sponsors of drugs may apply for a special protocol assessment (SPA) from the FDA. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for a NDA. However, final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the Phase 3 trial. The SPA may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy.

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA a NDA containing the pre-clinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept a NDA for filing if certain content criteria are not met and, even after accepting an NDA, the FDA may often require additional information, including clinical data, before approval of marketing a product.

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of a NDA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform to cGMP. Manufacturers must expend significant time, money and effort to ensure continued compliance, and the FDA conducts periodic inspections to certify compliance. It may be difficult for our manufacturers or us to comply with the applicable cGMP, as interpreted by the FDA, and other FDA regulatory requirements. If we, or our contract manufacturers, fail to comply, then the FDA may not allow us to market products that have been affected by the failure.

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA. Certain changes to an approved NDA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

Failure to comply with applicable federal, state and foreign laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign laws and regulations regarding the manufacture and sale of new drugs are subject to future changes.

Other Healthcare Laws and Compliance Requirements

In the US, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments.

Pharmaceutical Coverage, Pricing and Reimbursement

In the US and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third party reimbursement may not be available for our products to enable us realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the health care reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

International Regulation

In addition to regulations in the US, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Item 1A.	Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-K, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

Our product candidates will compete with other product candidates with similar indications. Please refer to Item 1. “Business — Competition”.

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

We do not have any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Because we have in-licensed the rights to all of our product candidates from COH, and in the future will continue to in-license from additional third parties, if there is any dispute between us and our licensor regarding our rights under our license agreement, our ability to develop and commercialize these product candidates may be adversely affected. Any uncured, material breach under our license agreement could result in our loss of exclusive rights to our product candidate and may lead to a complete termination of our related product development efforts.

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

We will obtain limited product liability insurance coverage for any and all of our upcoming clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed we intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for one or more of our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We are partly reliant on the City of Hope National Medical Center for research and development and early clinical testing of certain of our product candidates.

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

Product candidates, even if successfully developed and commercialized, may be effective only in combatting certain specific types of cancer, and the market for drugs designed to combat such cancer type(s) may be small and unprofitable.

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

We are currently a party to a license agreement with the City of Hope. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015, and have an accumulated deficit of $17.1 million as of December 31, 2016. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of December 31, 2016 we had $27.5 million in cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our equity shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Fortress controls a voting majority of our common stock.

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

Fortress has the right to receive a significant grant of shares of our common stock annually which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value. City of Hope has anti-dilution protection that could result in the dilution of your holding.

Under the terms of the Second Amended and Restated Founders Agreement (See Item 7. Certain Relationships and Related Transactions, and Director Independence), which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on March 13th, payable in shares of Common Stock in an amount equal to two and one-half percent (2.5%) of our fully-diluted outstanding capital stock as of the business day immediately prior to March 13th of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if the value of Mustang has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Second Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Second Amended and Restated Founders Agreement).

The Class A Common Stock held by the City of Hope has anti-dilution protection that gives them the right to additional shares of stock under certain circumstances. The amount of shares received by COH will vary depending on the triggering event. If any shares are required to be issued to COH, your holdings in our common stock will be diluted and result in a reduction in the value of your shares.

We might have received better terms from unaffiliated third parties than the terms we receive in our agreements with Fortress.

The agreements we have entered into with Fortress include a Management Services Agreement and the Founders Agreement. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales and the provision of employment and transition services. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business.

The dual roles of our officers and directors who also serve in similar roles with Fortress could create a conflict of interest and will require careful monitoring by our independent directors.

We share some directors with Fortress, and in addition, under the Management Services Agreement, we will also share some officers with Fortress.  This could create conflicts of interest between the two companies in the future.  While we believe that the Founders Agreement and the Management Services Agreement were negotiated by independent parties on both sides on arm’s length terms, and the fiduciary duties of both parties were thereby satisfied, in the future situations may arise under the operation of both agreements that may create a conflict of interest.  We will have to be diligent to ensure that any such situation is resolved by independent parties.  In particular, under the Management Services Agreement, Fortress and its affiliates are free to pursue opportunities which could potentially be of interest to Mustang, and they are not required to notify Mustang prior to pursuing such opportunities. Any such conflict of interest or pursuit by Fortress of a corporate opportunity independent of Mustang could expose us to claims by our investors and creditors and could harm our results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate and executive office is located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. We are not currently under a lease agreement at 2 Gansevoort Street. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

Item 3.	Legal Proceedings

Otherwise as disclosed below, we are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our company or our officers or directors in their capacities as such.

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles.  Winson Tang v. Lindsay Rosenwald et al, Case No. BC607346.  As amended, the complaint alleges that Dr. Tang was a third-party beneficiary of the Company's Exclusive License Agreement with COH and should be declared the owner of 15% of the Company's outstanding shares.   After the Company and other defendants demurred, the Court sustained the demurrer and dismissed all claims without prejudice on September 13, 2016.  Dr. Tang filed his second amended complaint on October 11, 2016, and the court again sustained the demurrer without prejudice, except for a claim for declaratory relief against the Company.  Subsequently, Dr. Tang agreed to narrow his claims and drop certain defendants from the case.  Dr. Tang filed his third amended complaint on January 17, 2017, alleging one claim for declaratory relief against the Company and two claims for breach of contract against certain other Defendants.  Defendants filed their answer on February 23, 2017, denying Tan has any rights to recovery. The parties are proceeding with discovery, and the case is set for trial on November 6, 2017.

As of December 31, 2016, the Company has not accrued any losses in connection with this litigation as the Company believes that Plaintiff's claims are without merit and intends to vigorously defend this lawsuit.  Even in the event of an adverse determination, Fortress and the Company intend to satisfy any judgment from sources other than newly issued shares of the Company to prevent dilution.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

There is no established public trading market in our common stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

Equity Compensation Plans

We expect that in the future we will file a registration statement on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our 2016 Plan. That registration statement will become effective immediately upon filing, and shares covered by that registration statement will thereupon be eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 limitations applicable to our affiliates.

Holders

As of December 31, 2016 there were 18.7 million shares of capital stock outstanding, including vested warrants, which includes 1.0 million shares of Class A Common Stock outstanding, 250,000 shares of Class A Preferred Stock outstanding, and 15.1 million shares of common stock outstanding, which were held by approximately 488 record stockholders.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Stock Not Registered Under the Securities Act; Rule 144 Eligibility

Our common stock has not been registered under the Securities Act. Accordingly, the shares of common stock issued and outstanding may not be resold absent registration under the Securities Act and applicable state securities laws or an available exemption thereunder.

Rule 144

Shares of our common stock that are restricted securities will be eligible for resale in compliance with Rule 144 (“Rule 144”) or Rule 701 (“Rule 701”) of the Securities Act, subject to the requirements described below. “Restricted Securities,” as defined under Rule 144, were issued and sold by us in reliance on exemptions from the registration requirements of the Securities Act. These shares may be sold in the public market only if registered or if they qualify for an exemption from registration, such as Rule 144 or Rule 701. Below is a summary of the requirements for sales of our common stock pursuant to Rule 144, as in effect on the date of this Form 10-K.

Affiliates

Affiliates will be able to sell their shares under Rule 144 beginning 90 days after the effectiveness of our Form 10, subject to all other requirements of Rule 144. In general, under Rule 144, an affiliate would be entitled to sell within any three-month period a number of shares that does not exceed one percent of the number of shares of our common stock then outstanding. Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us.

Persons who may be deemed to be our affiliates generally include individuals or entities that control, or are controlled by, or are under common control with, us and may include our directors and officers, as well as our significant stockholders.

Non-Affiliates

For a person who has not been deemed to have been one of our affiliates at any time during the 90 days preceding a sale, sales of our shares of common stock held longer than six months, but less than one year, will be subject only to the current public information requirement and can be sold under Rule 144 beginning 90 days after the effectiveness of our Form 10. A person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least one year, is entitled to sell the shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144 upon the effectiveness of our Form 10.

Rule 701

Rule 701 under the Securities Act, as in effect on the date of this Form 10-K, permits resale of shares in reliance upon Rule 144 but without compliance with certain restrictions of Rule 144, including the holding period requirement. Most of our employees, executive officers, directors or consultants who purchased shares under a written compensatory plan or contract may be entitled to rely on the resale provisions of Rule 701, but all holders of Rule 701 shares are required to wait until 90 days after the effective date of our Form 10 before selling their shares under Rule 701.

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2016 Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2016 Plan is 2,000,000.

Recent Sales of Unregistered Securities.

In September 2016, we entered into a Placement Agent Agreement with National Securities, Inc. (“NSC”) relating to a private placement of Common Stock (“NSC Private Placement”). Pursuant to the Placement Agent Agreement, we agreed to pay the Placement Agent a cash fee of 10% of the gross proceeds from the offering and granted a warrant exercisable for shares of Common Stock equal to 10% of the aggregate number of shares of Common Stock sold in the offering (the “Placement Agent Warrants”). In addition, we adopted a form of unit purchase agreement for investors. The Common Stock and Warrants were sold in units, with each unit consisting of 10,000 shares of our Common Stock, and Warrants exercisable for 2,500 shares of Common Stock at an exercise price of $8.50 per share. The purchase price was $65,000 per Unit. The warrants have a five-year term and are only exercisable for cash.

As of December 31, 2016, we received gross proceeds of $39.1 million, before expenses, in connection with the NSC Private Placement, NSC received a fee of $3.9 million or approximately 10% of the gross proceeds as well as warrants equal to 10% of the common shares issued. We issued 6,014,874 unregistered shares of Common Stock and 1,503,717 warrants in connection with this transaction. In addition, the placement agent received 601,486 warrants or approximately 10% of the shares issued. The shares of Common Stock and Warrants were issued under an exemption from the Securities Act, provided by Regulation D promulgated thereunder.

In October 2016, we issued a warrant to NSC Biotech Venture Fund I to purchase 138,462 shares of Common Stock. The per share exercise price of the warrant is $0.0001 or par value of our shares and expires 10 years after the issuance date. The warrant was granted in connection the $3.6 million outstanding note to NSC Biotech Venture Fund I which we repaid in December of 2016.

In the final closing of the NSC Private Placement in January 2017, we issued 8,536,774 shares of common shares and warrants to purchase 2,134,193 shares of Common Stock to accredited investors, for aggregate gross proceeds of $55.5 million. Pursuant to the terms of the private placement, we paid a cash fee of $5.5 million and issued a warrant to purchase 853,667 shares of common shares to the NSC, who acted as the placement agent.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

Description of Registrant’s Securities.

The following description summarizes the material terms of Mustang capital stock as of the date of this Form 10-K. Because it is only a summary, it does not contain all the information that may be important to you. For a complete description of our capital stock, you should refer to our certificate of incorporation and our bylaws.

The authorized capital stock of Mustang consists of (i) 50,000,000 shares of Common Stock, of which 1,000,000 have been designated as Class A Common Stock and the remainder are undesignated Common Stock and (ii) 2,000,000 shares of Preferred Stock, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated preferred stock. Only our 49,000,000 shares of undesignated common stock are being registered hereby.

The description of our Class A Common Stock in this item is for information purposes only. All of the Class A Common Stock has been issued to City of Hope. Class A Common Stock is identical to common stock other than as to voting rights, the election of directors for a definite period, and conversion rights. On any matter presented to our stockholders for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Class A Common Stock will be entitled to cast for each share of Class A Common Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter, the number of votes that is equal to the number of shares of common stock into which the shares of Class A Common Stock are convertible into. Each share of Class A Common Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of common stock, subject to certain adjustments. For a period of ten years from its issuance, the holders of the Class A Common Stock have the right to appoint one member of the board of directors of Mustang; to date, the holders of Class A Common Stock have not yet appointed such director.

The description of our undesignated Preferred Stock in this item is for information purposes only. The undesignated Preferred Stock may be issued from time to time in one or more series. Mustang Bio’s Board of Directors is authorized to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions, if any), the redemption price or prices, the liquidation preferences and other designations, powers, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock (but not below the number of shares of any such series then outstanding).

The description of our Class A Preferred Stock in this item is for information purposes only. 250,000 shares of the Class A Preferred Stock have been issued to Fortress. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the PIK Dividend right (as described below). On any matter presented to our stockholders for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Class A Preferred Stock will be entitled to cast for each share of Class A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Common Stock and (B) the whole shares of Common Stock in to which the shares of outstanding Class A Common Stock and the Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority.  Each share of Class A Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of common stock, subject to certain adjustments.

The holders of the outstanding shares of Class A Preferred Stock shall receive on each March 13 (each a “PIK Dividend Payment Date”) after the original issuance date of the Class A Preferred Stock until the date all outstanding Class A Preferred Stock is converted into Common Stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of Common Stock (such dividend being herein called “PIK Dividends”) such that the aggregate number of shares of Common Stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of the Corporation’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date (“PIK Record Date”). In the event the Class A Preferred Stock converts into Common Stock, the holders shall receive all PIK Dividends accrued through the date of such conversion.

If Mustang Bio at any time effects a subdivision of the outstanding common stock (or other capital stock or securities at the time issuable upon conversion of the Class A Common Stock or Class A Preferred Stock) by any stock split, stock dividend, recapitalization or otherwise, the applicable Conversion Ratio in effect immediately before that subdivision will be proportionately decreased so that the number of shares of common stock (or other capital stock or securities at the time issuable upon conversion of the Class A Common Stock or Class A Preferred Stock) issuable on conversion of each share of Class A Common Stock or Class A Preferred Stock will be increased in proportion to such increase in the aggregate number of shares of common stock (or other capital stock or securities at the time issuable upon conversion of the Class A Common Stock or Class A Preferred Stock) outstanding. If Mustang Bio at any time combines the outstanding shares of common stock, the applicable Conversion Ratio in effect immediately before the combination will be proportionately increased so that the number of shares of common stock (or other capital stock or securities at the time issuable upon conversion of the Class A Common Stock or Class A Preferred Stock) issuable on conversion of each share of Class A Common Stock or Class A Preferred Stock will be decreased in proportion to such decrease in the aggregate number of shares of common stock (or other capital stock or securities at the time issuable upon conversion of the Class A Common Stock or Class A Preferred Stock) outstanding. Additionally, if any reorganization, recapitalization, reclassification, consolidation or merger involving Mustang Bio occurs in which the common stock (but not the Class A Common Stock or Class A Preferred Stock) is converted into or exchanged for securities, cash or other property (other than a transaction involving the subdivision or combination of the common stock), then, following any such reorganization, recapitalization, reclassification, consolidation or merger, each share of Class A Common Stock and Class A Preferred Stock becomes convertible into the kind and amount of securities, cash or other property which such Class A Common Stockholder or Class A Preferred Stockholder would have been entitled to receive had he or she converted the Class A Shares or Class A Preferred Shares immediately before said transaction. In such case, appropriate adjustment (as determined in good faith by the Board of Directors of Mustang Bio) will be made in the application of the provisions of Mustang Bio’s Certificate of Incorporation, as amended, relating the subdivision or combination of the common stock with respect to the rights and interests thereafter of the holders of the Class A Common Stock and Class A Preferred Stock, such that the provisions set forth in of Mustang Bio’s Amended and Restated Certificate of Incorporation relating to the subdivision or combination of the common stock (including the provisions with respect to changes in and other adjustments of the applicable Conversion Ratio) will thereafter be applicable, as nearly as reasonably may be, in relation to any securities or other property thereafter deliverable upon the conversion of the Class A Common Stock and Class A Preferred Stock.

Other features of our capital stock include:

•	Dividend Rights. The holders of outstanding shares of our capital stock, including Common Stock, Class A Common Stock and Class A Preferred Stock, are entitled to receive dividends out of funds legally available at the times and in the amounts that our board of directors may determine; provided, however, that no dividend or other distribution shall be paid, or declared and set apart for payment (other than dividends payable solely in capital stock on the capital stock of Mustang) on the shares of Common Stock until all PIK Dividends on the Class A Preferred Stock shall have been paid or declared and set apart for payment. All dividends are non-cumulative.

•	Voting Rights. The holders of our Common Stock are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders, including the election of directors, except as to the Class A Directors during the Class A Director Period. Our certificate of incorporation and bylaws do not provide for cumulative voting rights.

•	No Preemptive or Similar Rights. The holders of our Common Stock have no preemptive, conversion, or subscription rights, and there are no redemption or sinking fund provisions applicable to our Common Stock.

•	Right to Receive Liquidation Distributions. Upon our liquidation, dissolution, or winding-up, the assets legally available for distribution to our stockholders would be distributable ratably among the holders of our common stock, including Class A Common Stock, outstanding at that time after payment of other claims of creditors, if any.

•	Fully Paid and Non-Assessable. All of the outstanding shares of our capital stock, including Common Stock, Class A Common Stock and Class A Preferred Stock, are, and the shares of our Common Stock to be issued pursuant to this offering will be, duly issued, fully paid and non-assessable.

Item 6.	Selected Financial Data

The following Statements of Operations data for the years ended December 31, 2016, and from March 13, 2015 (inception) to December 31, 2015, and Balance Sheet data as of December 31, 2016 and 2015, as set forth below are derived from our audited financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this annual report on Form 10-K.

	For the year ended December 31,	For the period from March 13, 2015 (inception) to December 31,
	2016	2015
Operating expenses:
Research and development	$2,468	$1,707
Research and development – licenses acquired	6,079	2,337
General and administrative	2,816	254
Total operating expenses	11,363	4,298
Loss from operations	11,363	4,298

Other income (expense)
Interest income	16	-
Interest expense - related party	(253)	(168)
Interest expense	(895)	-
Change in fair value of derivative warrant liabilities	(159)	-
Total other expense	(1,291)	(168)
Net Loss	$(12,654)	$(4,466)

Financial Condition:
	December 31,
	2016	2015
Cash and cash equivalents	$27,499	$-
Total assets	$27,499	$-
Current liabilities	$3,223	$4,129
Stockholders' equity	$24,276	$(4,129)

Item 7.	Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

Statements in the following discussion and throughout this Form 10-K that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this Form 10-K because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes. Please see “Forward Looking Statements” at the beginning of this Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-K. We undertake no obligation to update any forward looking statements in the discussion of our financial condition and results of operations to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently we are developing our proprietary Chimeric Antigen Receptor (CAR) engineered T cells (CAR -T) technology, which we licensed from Dr. Stephen Forman’s laboratory at the City of Hope National Medical Center (COH). CAR-T uses the patient’s own T cells to engage and destroy specific tumors. The process involves selecting specific T-cell subtypes, genetically engineering them to express chimeric antigen T cell receptors and placing them back in the patient where they recognize and destroy cancer cells.

Our exclusive license and sponsored research agreement with Dr. Stephen Forman’s laboratory at the COH encompasses specific chimeric T cell constructions and enabling process technologies including linker technology improvements. This agreement covers the discovery, manufacturing and clinical development of novel CAR-T cells along with specified rights to any and all inventions.

We are currently in Phase 1 trials treating glioblastoma patients. Dr. Forman’s laboratory has developed a proprietary engineered CAR-T cells targeting Interleukin13 Receptor a2 or MB-101, which is overexpressed on the surface of glioblastoma cells. On December 29, 2016 an article in the New England Journal of Medicine reported that a patient enrolled in the Phase 1 glioblastoma trial treated with MB-101 achieved a complete response.

We have filed another IND for the treatment of patients with acute myeloid leukemia (AML). Dr. Forman’s laboratory has developed a proprietary CAR-based targeting of CD123, which is overexpressed on the surface of many cells giving rise to hematologic malignancies, using engineered T cells for treatment of AML.

Additionally, under our sponsored preclinical research agreement with COH, the COH is developing additional CAR-T cell constructions targeting a number of tumor associated antigens specific for the variety of solid and hematological malignancies. The effectiveness of certain of these additional CAR-T cell constructs already has been demonstrated in preclinical studies with mouse xenograft models of specific human tumors. Under the sponsored research agreement, we have the right to license newly developed CAR-T constructs. We intend to further pursue preclinical development to validate and seek to establish the proprietary nature of the most promising CAR-T approaches coming out of the sponsored research program and, if successful, we would license and take forward into clinical studies.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2016, we have an accumulated deficit of $17.1 million.

In a private placement offering, which commenced September 30, 2016 and expired on January 31, 2017, we have raised gross proceeds of $94.6 million cumulatively in six separate closings. We paid National Securities Corporation (“NSC”) a cash fee totaling $9.5 million and issued to them approximately 601,500 warrants to purchase our common stock, for their services as placement agent. Fortress owns 56.6% of National Holding Inc., the parent of NSC.

We are a majority controlled subsidiary of Fortress.

Mustang Bio, Inc. was incorporated in Delaware on March 13, 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@Mustangbio.com.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Form 10-K.

Results of Operations

Comparison of the Year Ended December 31, 2016 and from March 13, 2015 (inception) to December 31, 2015

	For the year ended December 31,	For the period from March 13, 2015 (inception) to December 31,	Change
	2016	2015	$	%
Operating expenses:
Research and development	$2,468	$1,707	$761	45%
Research and development – licenses acquired	6,079	2,337	3,742	160%
General and administrative	2,816	254	2,562	1009%
Total operating expenses	11,363	4,298	7,065	164%
Loss from operations	11,363	4,298	7,065	164%

Other income (expense)
Interest income	16	-	16	100%
Interest expense - related party	(253)	(168)	(85)	51%
Interest expense	(895)	-	(895)	100%
Change in fair value of derivative warrant liabilities	(159)	-	(159)	100%
Total other expense	(1,291)	(168)	(1,123)	668%
Net Loss	$(12,654)	$(4,466)	$(8,188)	183%

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

For the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, research and development expenses were approximately $2.5 million and $1.7 million, respectively. For the year ended December 31, 2016, $2.0 million relates to the quarterly expense related to our sponsored research agreement with COH and $250,000 of expense is related to our Management Services Agreement (“MSA”) with Fortress. For the period March 13, 2015 (inception) through December 31, 2015, $1.5 million related to our sponsored research arrangement with the COH for the development of CAR-T and approximately $188,000 of expenses in connection with the MSA with Fortress.

For the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, research and development expenses - licenses acquired were approximately $6.1 million and $2.3 million, respectively. For the year ended December 31, 2016, approximately $1.7 million relates to 293,588 shares of our common stock issuable to the City of Hope in connection with our Original License agreement, which provided for COH maintaining a 10% ownership position up to a third party raise equal to net proceeds of $10.0 million and $4.4 million relates to the stock dividend to Fortress, in connection with their ownership of our Class A preferred stock, of 767,264 shares of our common stock representing 2.5% of the our fully diluted outstanding shares on the anniversary date of our formation. For the period March 13, 2015 (inception) through December 31, 2015, $2.0 million relates to an upfront fee in the acquisition of the exclusive license with COH, to acquire CAR-T, approximately $147,000 relates to the issuance of 1.0 million Class A shares of our common stock valued at $147,000 or $0.147 per share (also to City of Hope), and approximately $190,000 of expenses in connection with the Fortress annual equity fee.

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

For the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, general and administrative expenses were approximately $2.8 million and $254,000, respectively. For the year ended December 31, 2016, these fees consist of $1.3 million of legal fees, $0.9 million related to the issuance of founder shares, $290,000 of professional fees and $250,000 of expense in connection with the MSA with Fortress. For the period March 13, 2015 (inception) through December 31, 2015, general and administrative expenses were primarily related to $188,000 of expense in connection with the MSA with Fortress and approximately $66,000 for professional fees, primarily in connection with the acquisition and maintenance of our license.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;

•	stock compensation granted to key employees and non-employees;

•	support of business development activities; and

•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Other Income (Expenses)

Other income (expenses) consists primarily of interest expenses, interest income and the change in fair value of derivative warrant liabilities. Interest expense - related party was approximately $253,000 and $168,000 for the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, respectively. Interest expense, which represents interest on the NSC note, which was fully paid down before year-end, was approximately $895,000 and nil for the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, respectively. Change in fair value of derivative warrants was an expense of approximately $159,000 and nil for the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, respectively.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2016, we had an accumulated deficit of $17.1 million.

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

Our Intercompany Working Capital Promissory Note (“Fortress Note”), was approximately $320,000 at December 31, 2016. We have recorded interest expense of $253,000 and $168,000 related to this note in interest expense - due related party in our Statements of Operations for the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, respectively. On July 5, 2016, Fortress transferred $3.6 million of our indebtedness, with a debt discount related to our pro rata share of Fortress’ debt issuance costs of approximately $129,000, under our Fortress Note to NSC Note.

In addition, on September 30, 2016, we received gross proceeds of $12.4 million, before commissions and expenses of $1.4 million, in a private placement of shares and warrants. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a purchase price of $65,000 per unit. We issued 1,914,833 unregistered shares of Common Stock and 478,708 Warrants in this Offering. The Placement Agent received 191,483 Placement Agent Warrants.

On October 25, 2016, the Company closed a second round of financing totaling gross proceeds of $7.1 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $700,000 or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 1,090,580 unregistered shares of Common Stock and 272,645 warrants in connection with this transaction. In addition, the placement agent received 109,058 warrants or approximately 10% of the shares issued.

On November 30, 2016, the Company closed a third round of financing totaling gross proceeds of $12.4 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $1.2 million or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 1,900,215 unregistered shares of Common Stock and 475,053 warrants in connection with this transaction. In addition, the placement agent received 190,021 warrants or approximately 10% of the shares issued.

On December 12, 2016, the Company closed a fourth round of financing totaling gross proceeds of $3.1 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $310,000 or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 477,000 unregistered shares of Common Stock and 119,250 warrants in connection with this transaction. In addition, the placement agent received 47,700 warrants or approximately 10% of the shares issued.

On December 29, 2016, the Company closed a fifth round of financing totaling gross proceeds of $4.1 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $410,000 or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 632,246 unregistered shares of Common Stock and 158,062 warrants in connection with this transaction. In addition, the placement agent received 63,224 warrants or approximately 10% of the shares issued.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash balances at December 31, 2016, are sufficient to fund its anticipated operating cash requirements for approximately the next 12 months.

Cash Flows for the Year Ended December 31, 2016 and from March 13, 2015 (inception) to December 31, 2015

	For the year ended	For the period from March 13, 2015 (inception) to
($ in thousands)	December 31, 2016	December 31, 2015
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(4,129)	$(1,571)
Investing activities	-	(2,000)
Financing activities	31,628	3,571
Net increase in cash and cash equivalents	$27,499	$-

Operating Activities

Net cash used in operating activities was $4.1 million for the year ended December 31, 2016, compared to $1.6 million for the period from March 13, 2015 (inception) to December 31, 2015. Net cash used in operating activities during the year ended December 31, 2016 was primarily due to approximately $12.7 million in net loss, partially offset by approximately $4.4 million of common shares issuable for Founder shares, $1.7 million related to the issuance of Class A common shares for license expenses, approximately $862,000 related to the issuance of common shares – Founders Agreement, approximately $763,000 in debt discount amortization, and approximately $663,000 of increase in operating liabilities. Net cash used in operating activities during the period from March 13, 2015 (inception) to December 31, 2015 was primarily due to a $4.5 million in net loss, partially offset by $2.0 million related to the acquired licenses and approximately $558,000 of increase in operating liabilities.

Investing Activities

There was no cash from investing activities for the year ended December 31, 2016. Net Cash used in investing activities was $2.0 million for the period from March 13, 2015 (inception) to December 31, 2015, representing the acquisition costs of acquired licenses.

Financing Activities

Net Cash provided by financing activities was $31.6 million for the year ended December 31, 2016, compared to $3.6 million for the period from March 13, 2015 (inception) to December 31, 2015. The issuance of common stock provided $35.0 million, net of fees, for the year ended December 31, 2016. The proceeds from Fortress Note were $2.0 million. During the year ended December 31, 2016, the $3.6 million NSC Note was paid off in full and the Fortress Note was paid down to approximately $320,000.

Contractual Obligations and Commitments

The following table reflects a summary of our estimates of future material contractual obligations as of December 31, 2016. Future events could cause actual payments to differ from these estimates.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual obligations:
Notes payable and interest – related party (1)	$733,000	$733,000	—	—	—
Annual license fees and sponsored research (2)	6,680,000	2,060,000	4,620,000	—	—
Total contractual obligations	$7,413,000	$2,793,000	$4,620,000	$—	$—

(1)	– Relates to interest and expenses due to Fortress
(2)	– Relates to COH sponsored research arrangements and annual license fee

Recently Issued Accounting Pronouncements

See Note 2 to our Financial Statements

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to derivatives, debt and equity linked instruments related to our financing activities.

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

Based on our analysis, as of December 31, 2016, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2015, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2016, our internal controls over financial reporting were effective based upon those criteria.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements are filed as part of this Form 10-K:

(b)	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Mustang Bio, Inc. (formerly Mustang Therapeutics, Inc.), dated July 26, 2016. *
3.2	Bylaws of Mustang Bio, Inc. *
4.1	Specimen certificates evidencing shares of common stock, Class A common stock and Class A preferred stock. *
4.2	Form of warrant agreement. *
10.1	Second Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated July 26, 2016. *
10.2	Management Services Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated March 13, 2015. *
10.3	Future Advance Promissory Note to Fortress Biotech, Inc., dated May 5, 2016. *
10.4	Promissory Note to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. *
10.5	Common Stock Warrant issued by Mustang Bio, Inc. to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. *
10.6	License Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. #
10.7	Sponsored Research Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. *
10.8	Mustang Bio, Inc. 2016 Incentive Plan. †*
10.9	Non-Employee Directors Compensation Plan. †*
10.10	Agreement with Chord Advisors, LLC, dated April 8, 2016. *
10.11	Agreement with Caribe BioAdvisors, LLC, dated January 1, 2017.
10.12	Exclusive License Agreement with The Regents of the University of California, dated March 17, 2017. ^
10.13	Exclusive License Agreement – IV/ICV with City of Hope, dated February 17, 2017. ^
10.14	Amended and Restated Exclusive License Agreement – CD123 with City of Hope, dated February 17, 2017. ^
10.15	Amended and Restated Exclusive License Agreement – IL-13 with City of Hope, dated February 17, 2017. ^
10.16	Amended and Restated Exclusive License Agreement – Spacer with City of Hope, dated February 17, 2017. ^
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated (filed herewith).

#	Confidential treatment has been granted with respect to omitted portions of this exhibit.
^	Confidential treatment has been requested with respect to omitted portions of this exhibit.
†	Indicates management contract or compensatory plan or arrangement.
*	Previously Filed.

Item 16.	Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mustang Bio, Inc.

New York, New York

We have audited the accompanying balance sheet of Mustang Bio, Inc. as of December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Bio, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 30, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mustang Bio, Inc.

New York, NY

We have audited the accompanying balance sheet of Mustang Bio, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the period from March 13, 2015 (inception) through December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Bio, Inc. as of December 31, 2015, and the results of its operations and cash flows for the period from March 13, 2015 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Orange County, California

July 27, 2016

MUSTANG BIO, INC.

BALANCE SHEETS

($ in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$27,499	$-
Total current assets	27,499	-
Total Assets	$27,499	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$683	$15
Common shares issuable liability	1,682	-
Accrued expenses - related party	125	375
Accrued interest - related party	413	168
Notes payable - related party	320	3,571
Total current liabilities	3,223	4,129
Total Liabilities	3,223	4,129

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 and 0 shares of Class A preferred stock issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-
Class B common shares, 0 and 7,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	-	1
Common shares, 15,165,244 and 2,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	2	-
Common stock issuable, 767,264 and 250,000 shares as of December 31, 2016 and December 31, 2015, respectively	4,396	190
Additional paid-in capital	36,998	146
Accumulated deficit	(17,120)	(4,466)
Total Stockholders’ Equity (Deficit)	24,276	(4,129)
Total Liabilities and Stockholders’ Equity	$27,499	$-

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts)

	For the year ended December 31,	For the period from March 13, 2015 (inception) to December 31,
	2016	2015
Operating expenses:
Research and development	$2,468	$1,707
Research and development – licenses acquired	6,079	2,337
General and administrative	2,816	254
Total operating expenses	11,363	4,298
Loss from operations	11,363	4,298

Other income (expense)
Interest income	16	-
Interest expense - related party	(253)	(168)
Interest expense	(895)	-
Change in fair value of derivative warrant liabilities	(159)	-
Total other expense	(1,291)	(168)
Net Loss	$(12,654)	$(4,466)

Net loss per common share outstanding, basic and diluted	$(1.15)	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	11,026,666	9,993,197

 The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

($ in thousands, except per share amounts)

	Class A Preferred Stock		Class A Common Shares		Class B Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Issuance of Class B common shares to Fortress on March 13, 2015	-	$-	-	$-	7,000,000	$1	-	$-	$-	$(1)	$-	$-
Issuance of common shares to Fortress on March 13, 2015	-	-	-	-	-	-	2,000,000	-	-	-	-	-
Issuance of Class A common shares for license expenses	-	-	1,000,000	-	-	-	-	-	-	147	-	147
Common stock issuable - Founders Agreement	-	-	-	-	-	-	-	-	190	-	-	190
Net loss	-	-	-	-	-	-	-	-	-	-	(4,466)	(4,466)
Balances at December 31, 2015	-	$-	1,000,000	$-	7,000,000	$1	2,000,000	$-	$190	$146	$(4,466)	$(4,129)
Issuance of common shares - Founders Agreement	-	-	-	-	250,000	-	150,370	-	(190)	1,052	-	862
Common stock issuable – Founders Agreement	-	-	-	-	-	-	-	-	4,396	-	-	4,396
Issuance of common shares and warrants for cash	-	-	-	-	-	-	6,014,874	1	-	39,097	-	39,098
Offering cost	-	-	-	-	-	-	-	-	-	(4,090)	-	(4,090)
Issuance of warrants - NSC Note										793		793
Exchange of Class A preferred stock and common stock (see Note 8)	250,000	-	-	-	(7,250,000)	(1)	7,000,000	1	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(12,654)	(12,654)
Balances at December 31, 2016	250,000	$-	1,000,000	$-	-	$-	15,165,244	$2	$4,396	$36,998	$(17,120)	$24,276

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

($ in thousands)

	For the year ended	For the period from March 13, 2015 (inception) to
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(12,654)	$(4,466)
Common shares issuable for license acquired	1,682	147
Research and development-licenses acquired, expensed	-	2,000
Issuance of common shares - Founders Agreement	862	-
Common shares issuable for Founders Agreement	4,396	190
Debt discount amortization	763	-
Change in fair value of derivative warrant liabilities	159	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	668	15
Accrued expenses - related party	(250)	375
Accrued interest - related party	245	168
Net cash used in operating activities	(4,129)	(1,571)

Cash Flows from Investing Activities:
Purchase of research and development licenses	-	(2,000)
Net cash used in investing activities	-	(2,000)

Cash Flows from Financing Activities:
Proceeds from Fortress Note	2,221	3,571
Payment of Fortress Note	(2,001)	-
Payment of NSC Note	(3,600)	-
Proceeds from issuance of common stock and warrants, net of offering cost of $4,090 and $0, respectively	35,008	-
Net cash provided by financing activities	31,628	3,571

Net change in cash	27,499	-
Cash, beginning of the period	-	-
Cash, end of the period	$27,499	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$140	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$190	$1
Warrant liability associated with NCS Note	$793	$-
Exchange of Class A preferred stock and common stock	$1	$-
Transfer from Fortress of NSC Note, net of discount of $129 and $0, respectively	3,471	-

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

Notes to Financial Statements

Note 1 — Organization, Plan of Business Operations

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

On February 17, 2017, the Company and COH amended and restated the Original Agreement in connection with the covered patents by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL-13 and one relating to the spacer technology, that amended the Original Agreement in certain other respects, and collectively replace the Original Agreement in its entirety. The total potential consideration payable to COH by the Company, in equity or cash, did not, in the aggregate, change materially from the Original Agreement.

Note 2 — Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has no subsidiaries.

The financial statements may not be indicative of future performance and may not reflect what the Company’s results of operations, financial position, and cash flows would have been had Mustang operated as an independent entity. Certain estimates have been made to provide financial statements for stand-alone reporting purposes. All inter-company transactions between Fortress and Mustang are classified as due to related party in the financial statements. The Company believes that the assumptions underlying the financial statements are reasonable.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2016 and 2015.

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

MUSTANG BIO, INC.

Notes to Financial Statements

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired is reflected as research and development – licenses acquired on the Company’s Statements of Operations.

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

The Company recorded the Annual Equity Fee in connection with the Founders Agreement with Mustang as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on March 13, 2016. Because the issuance of shares on March 13, 2016 occurred prior to the issuance of the December 31, 2015 financial statements, the Company recorded approximately $190,000 in research and development - licenses acquired during the period from March 13, 2015 (inception) through December 31, 2015. Pursuant to the terms of the Mustang Founders Agreement, as amended in July 2016, this equity fee is no longer payable.

Annual Stock Dividend

In July 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company.

The Company recorded the Annual Stock Dividend due Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on March 13, 2017. Because the issuance of shares on March 13, 2017 occurred prior to the issuance of the December 31, 2016 financial statements, the Company recorded approximately $4.4 million in research and development - licenses acquired for the year ended December 31, 2016.

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

MUSTANG BIO, INC.

Notes to Financial Statements

Valuation of Warrant Related to NSC Note

In accordance with ASC 815, the Company classified the fair value of the warrant (“Contingently Issuable Warrants”) that may have been granted in connection with the NSC Note transferred to the Company in various tranches from July 5, 2016 to October 25, 2016 as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued these Contingently Issuable Warrants using an option pricing model (which approximates intrinsic value) with estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the Contingently Issuable Warrants. At each reporting period, as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants, the Contingently Issuable Warrants should be revalued and any difference from the previous valuation date would be recognized as a change in fair value in the Company’s Statement of Operations.

Reclassified Equity Contracts

The Company accounts for potential shares that can be converted to common stock and if converted, will be in excess of authorized shares, as a liability that is recorded on the balance sheet (at fair value) only until the authorized number of shares is increased (at which time the whole liability will be re-measured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital). The value of the liability was computed by valuing the securities that management believed were most likely to be converted. This liability is revalued at each reporting date with any change in value included in other income / (expense) until such time as enough shares are authorized to cover all potentially convertible instruments.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A Common Stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of warrants or outstanding Class A preferred shares, as their inclusion would be anti-dilutive. There are 2,243,664 warrants outstanding and 250,000 Class A preferred shares outstanding as of December 31, 2016 and none outstanding as of December 31, 2015, respectively which are excluded from the computations of net loss per share.

Stock-Based Compensation Expenses

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. For stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as stock-based compensation expense in the period of change.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. This eliminates the second step of calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting the new guidance on its financial statements.

MUSTANG BIO, INC.

Notes to Financial Statements

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its statements of cash flows.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-10 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) . Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Accounting Standards Codification (“ASC”) Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its financial statements. When adopted, the Company does not expect this guidance to have a material impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its balance sheet or financial statement disclosures. When adopted, the Company does not expect this guidance to have a material impact on its financial statements.

MUSTANG BIO, INC.

Notes to Financial Statements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-17 will have on its balance sheet or financial statement disclosures. When adopted, the Company does not expect this guidance to have a material impact on its financial statements.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As of December 31, 2016, the Company elected to early adopt the pronouncement on a prospective basis. Adoption of this amendment did not have an effect on the Company's financial position or results of operations, and prior periods were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-03 on March 31, 2015. The adoption did not have an impact on the financial statements or related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (“ASU 2014-15”), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 in the fourth quarter of 2016 and its adoption did not have an impact on the financial statements or related disclosures.

Note 3 – COH Agreements

The CAR-T Agreements

City of Hope

On March 17, 2015, the Company entered into an exclusive license agreement with COH to acquire intellectual property rights pertaining to CAR-T (the “Original Agreement”). Pursuant to the agreement, the Company paid COH an upfront fee of $2.0 million, in April 2015 (included in research and development-licenses acquired expenses on the Statements of Operations), and granted COH 1,000,000 shares of Mustang’s Class A Common Stock, representing 10% ownership of Mustang, as of such date. The Company valued the stock grant to COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a $0.147 value per share or approximately $147,000 and is included in research and development-licenses acquired expenses on the Statements of Operations.

In February 2017, COH was granted 293,588 additional shares of the Company’s Common Stock, the shares were valued utilizing a weighted market model at approximately $5.73 per share or approximately $1.7 million as of October 2016, the effective date of the grant. The price per share was derived by utilizing the Option Pricing Method for allocating the enterprise value to the differing security holders, using a volatility of 77.0%, no discount for lack of marketability and a risk free rate of return of 1.93%. This additional grant was made pursuant to the terms of the agreement, which maintained COH ownership at 10% until the Company raised net proceeds of $10.0 million from third party investors. At December 31, 2016, since the Company did not have sufficient authorized Class A Common Shares available to issue this grant it was recorded on the balance sheet as a current liability in common share issuable. In February 2017, COH executed a waiver and acknowledgement agreement permitting issuance of the COH Anti-Dilution Shares in the form of Mustang Common Stock rather than Class A Common Stock as originally required, and such shares were issued.

In addition, the Company entered into a sponsored research agreement with COH in which the Company will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years. For the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, the Company recorded $2.0 million and $1.5 million, respectively, in research and development expenses on the Statements of Operation.

In December 2016, the Company entered into two consulting agreements, one with two City of Hope scientists, whereby effective January 1, 2017, in exchange for services provided to the Company each consultant shall be paid $60,000 per year, paid quarterly, through January 31, 2019. Further each consultant has agreed to serve on our Scientific Advisory Board on an as needed basis, and will receive additional compensation for those services. In addition, for services provided during the fourth quarter of 2016, pursuant to the terms of the agreement each consultant earned $60,000, which was paid in the first quarter of 2017. As of December 31, 2016, the City of Hope owns 1,000,000 Class A common shares representing approximately 6.1% of ownership and has the right to appoint a director to our Board of Directors. At December 30, 2015 the City of Hope owned approximately 10% of the Company.

MUSTANG BIO, INC.

Notes to Financial Statements

Fortress

From March 13, 2015 (inception) through December 31, 2015, in accordance with the Original Founders Agreement, the Company issued 250,000 shares of Common Stock to Fortress at $0.147 per share or $36,750 in connection with the equity fee payable to Fortress under the original Founders Agreement. This amount was recorded in research and development licenses acquired expenses on the Statement of Operations for the period from March 13, 2015 (inception) through December 31, 2015. For the period ended December 31, 2016 the Company recorded in research and development licenses acquired expenses on the Statement of Operations $4.4 million or 767,264 shares of common stock at $5.73 in connection with the stock dividend payable in to Fortress pursuant to the terms of the Class A preferred shares.

Note 4 – Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, the Company entered a Founders Agreement with Fortress, which was amended and restated on May 17, 2016 and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of Mustang and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress loaned $2.0 million, representing the up-front fee required to acquire the Company’s license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment on July 26, 2016, to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B Common shares for 7.0 million common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the PIK Dividend right (as described below). Each share of Class A Preferred Stock will be entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Mustang common stock and (B) the whole shares of Mustang common stock into which the shares of outstanding Class A Common Stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of Mustang common stock, subject to certain adjustments. As holders of Class A Preferred Stock, Fortress will receive on each March 13 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of Mustang’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date.

As additional consideration under the Mustang Founders Agreement, Mustang will also: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Mustang or any of its respective subsidiaries that occurs after the effective date of the Mustang Founders Agreement and ending on the date when Fortress no longer has majority voting control in the Company’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of the Company’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, the Company will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%).

On March 13, 2016, pursuant to the then in effect Mustang Founders Agreement, on the anniversary date of the Founders’ Agreement, the Company issued 250,000 shares of its Class B Common Stock to Fortress representing 2.5% of the fully diluted outstanding shares of the Company. Pursuant to the terms of the Mustang Founders Agreement, as amended in July 2016, this equity fee is no longer payable.

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Fortress and its affiliates, including all members of the Company’s Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, the Company recorded approximately $500,000 and $375,000, respectively, as expense related to this agreement.

MUSTANG BIO, INC.

Notes to Financial Statements

Consulting Agreement with Chord Advisors, LLC (“Chord”)

On April 8, 2016, the Company entered into a full service consulting agreement with Chord to provide advisory accounting services to the Company. Under the terms of the agreement, the Company paid Chord up to $5,000 per month to perform back office accounting functions, accounting analysis and financial reporting prior to the Company’s filing of its Registration Statement on Form 10 on July 27, 2016, and $7,500 per month following that date. Either party upon 30-days written notice can terminate the agreement. In addition to these services, Mr. Horin, a Managing Partner of Chord, serves as the Company’s Interim Chief Financial Officer. Chord also provides advisory accounting services to Fortress under a separate agreement. For the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, the Company recognized approximately $48,000 and nil, respectively, in general and administrative expenses on the Statements of Operations, related to this agreement.

Fortress Note

The Company has a working capital promissory note with Fortress (see Note 5).

NSC Note and Financings

In September 2016, Fortress acquired through a tender offer 56.6% of National Holdings, Inc. (“National” or “NHLD”). The Company holds a $3.6 million note in favor of NSC Biotech Venture Fund I, LLC for which National Securities, Inc. (“NSC”) a subsidiary of National received a 10% placement fee upon issuance of the Note to Fortress (see Note 5).

In September 2016, the Company entered into a Placement Agent Agreement with National in connection with financing in which the Company agreed to pay NSC a cash fee of 10.0% of the gross proceeds and warrants equal to 25% of the total offering (see Note 8). For the year ended December 31, 2016 the Company paid NSC $3.6 million and issued warrants for 601,486 shares.

Note 5 - Notes Payable

Fortress Note

In 2015, the Company and Fortress entered into an Intercompany Working Capital Promissory Note (“Fortress Note”), in which Fortress agreed to provide a working capital line of credit to the Company from inception through a third party financing. The Fortress Note is due on demand and accrues interest of 8% per year, with interest due and principal due upon demand. This line of credit can be pre-paid at any time in cash or through Fortress’ indebtedness to NSC Biotech Venture Fund I, LLC (“NSC Note”) or other similar indebtedness.

At December 31, 2016, the Fortress Note was approximately $320,000 and was recorded as note payable - related party on the Balance Sheets. The Company recognized approximately $253,000 and $168,000 in interest expense at 8% on the Statements of Operations for the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, respectively. The Fortress Note was paid in full during the first quarter of 2017.

MUSTANG BIO, INC.

Notes to Financial Statements

NSC Note

In March 2015, Fortress closed a private placement of a promissory note for $10 million through National Securities Corporation (“NSC”). Fortress used the proceeds from the NSC Note to acquire medical technologies and products. The note matures in 36 months, provided that during the first 24 months Fortress can extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. NSC, is a wholly owned subsidiary of National Holdings, Inc., acted as the sole placement agent for the NSC Note.

The NSC Note was amended and restated on July 29, 2015, to provide that any time a Fortress Company receives from Fortress any proceeds from the NSC Note, Fortress may, in its sole discretion, cause the Fortress Company to issue to NSC Biotech Venture Fund I LLC a new promissory note (the “Amended NSC Note”) on identical terms as the NSC Note (giving effect to the passage of time with respect to maturity). The Amended NSC Note will equal the dollar amount of the Fortress Company’s share of the NSC Note and reduce the Fortress’ obligations under the NSC Note by such amount. Fortress will guarantee the Amended NSC Note until the Company completes an initial public offering.

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

On July 5, 2016, Fortress transferred $3.6 million of the Company’s indebtedness, with a debt discount related to the Company’s pro rata share of Fortress’ debt issuance costs of approximately $129,000, under the Fortress Note to its NSC Note as well as a contingently issuable warrant equal to 25% of the transferred indebtedness. For the year ended December 31, 2016, the Company recorded costs of approximately $763,000 related to the amortization of the debt discount and approximately $140,000 of interest expense at 8%, both recorded in interest expense on the Statements of Operations. The effective interest rate of the NSC Note approximates 23.1%. The detachable Warrant issued in connection with NSC Note in the amount of approximately $634,000 was recorded as a debt discount based on its fair value (see Note 6).

Pursuant to the terms of the Company’s $3.6 million Amended NSC Note, upon the closing of the Company’s second round of financing on October 25, 2016, the Company issued to National warrants for 138,462 relating to its aggregate gross proceeds from its third party offerings exceeding five times the value of the debt. Upon the issuance of the warrant Fortress was removed as the guarantor on the note. In December 2016, the NSC Note was fully paid off.

The following table summarizes NSC Note activities for the year ended December 31, 2016 ($ in thousands).

	NSC Note Payable	Discount	NSC Note Payable, Net
January 1, 2016 balance	$-	$-	$-
Proceeds from issuance of NSC Note	3,600	(129)	3,471
Issuance of warrants in conjunction with NSC debt	-	(634)	(634)
Amortization of debt discount	-	192	192
Payoff of note	(3,600)	571	(3,029)
December 31, 2016 balance	$-	$-	$-

Note 6 - Fair Value Measurement

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative contingently issuable warrant liability ($ in thousands):

Contingently Issuable Warrants
Fair value, January 1, 2016	$-
Warrant liability associated with NCS debt	634
Change in fair value	159
Issuance of 138,462 warrants with a par value strike price	(793)
Fair value, December 31, 2016	$-

MUSTANG BIO, INC.

Notes to Financial Statements

If the Company has an initial public offering and raises sufficient equity capital so that it has cash equal to five times the amount of the portion of the proceeds of the NSC Note transferred to it, then NSC will receive a warrant to purchase the Company’s stock equal to 25% of the outstanding note divided by the lowest price the Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Company’s common stock.  In accordance with ASC 815, the Company classifies the fair value of the warrant that may have been granted in connection with the NSC Note transferred to the Company as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued this warrant using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the warrant. At each reporting period, as long as the warrant was potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the warrant, the warrant was revalued and any difference from the previous valuation date would be recognized as a change in fair value in the Company’s Statements of Operations.

In the fourth quarter of 2016, due to the financings described in Note 8, sufficient equity capital was raised so that the Company had cash equal to five times the amount of the portion of the proceeds of the NSC Note transferred to it. The Company issued 138,462 warrants with an exercise price of par value and a ten year term.

The Company's liability for common shares issuable liability was measured using significant unobservable (Level 3) inputs.

The following table represents the activity for the Company's liability for common shares issuable for the year ended December 31, 2016 ($ in thousands):

Year Ended December 31,
2016
Beginning Balance	$-
Liabilities reclassified	1,682
Change in value of liabilities reclassified	-
Liabilities reclassified to equity	-
Ending Balance	$1,682

Note 7 – Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles.  Winson Tang v. Lindsay Rosenwald et al, Case No. BC607346.  As amended, the complaint alleges that Dr. Tang was a third-party beneficiary of the Company's Exclusive License Agreement with COH and should be declared the owner of 15% of the Company's outstanding shares.   After the Company and other defendants demurred, the Court sustained the demurrer and dismissed all claims without prejudice on September 13, 2016.  Dr. Tang filed his second amended complaint on October 11, 2016, and the court again sustained the demurrer without prejudice, except for a claim for declaratory relief against the Company.  Subsequently, Dr. Tang agreed to narrow his claims and drop certain defendants from the case.  Dr. Tang filed his third amended complaint on January 17, 2017, alleging one claim for declaratory relief against the Company and two claims for breach of contract against certain other Defendants. Defendants filed their answer on February 23, 2017, denying Tan has any rights to recovery. The parties are proceeding with discovery, and the case is set for trial on November 6, 2017.

As of December 31, 2016, the Company has not accrued any losses in connection with this litigation as the Company believes that Plaintiff's claims are without merit and intends to vigorously defend this lawsuit.  Even in the event of an adverse determination, Fortress and the Company intend to satisfy any judgment from sources other than newly issued shares of the Company to prevent dilution.

Note 8 — Stockholders’ Equity (Deficit)

Common Stock

The Company, in accordance with its certificate of incorporation, as amended in July 2016, which was retroactively applied, is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 1,000,000 shares are designated as “Class A Common Stock” and 15,000,000 shares are designated as “Class B Common Stock”.

In connection with the Company’s formation, Fortress subscribed for 7,000,000 shares of the Class B Common Stock and 2,000,000 shares of the Company’s Common Stock, pursuant to the Founders Agreement. Fortress paid the par value of $900 in 2016. The fair value of the Company’s common shares approximated par value as no licenses had been transferred at that time. Dividends, if and when declared, are to be distributed pro-rata to the Class A, B and Common Stock holders.

MUSTANG BIO, INC.

Notes to Financial Statements

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

The Class B Common Stockholders are entitled, for each share of Class B Common Stock held, to a number of votes equal to 1.1 times a fraction, the numerator of which is the sum of (A) the shares of outstanding Common Stock and (B) the whole shares of Common Stock into which the shares of outstanding Class A Common Stock and the Class B Common Stock are convertible and the denominator of which is the number of shares of outstanding Class B common shares.

Pursuant to the Founders Agreement, on March 13, 2016 the Company issued 250,000 shares of Class B Common Stock to Fortress, which equaled 2.5% of the fully diluted outstanding equity of Mustang at the time of issuance for the annual equity fee (see Note 4).

Class A Common Shares

On March 17, 2015, the Company entered into an exclusive license agreement with COH to acquire intellectual property rights pertaining to CAR-T. Pursuant to the agreement, the Company paid COH an upfront fee of $2.0 million, in April 2015 (included in research and development-licenses acquired expenses on the Statements of Operations), and granted 1,000,000 shares of Mustang’s Class A Common Stock, representing 10% ownership of Mustang, as of such date. As of December 31, 2016, the City of Hope owns 1,000,000 Class A common shares.

Exchange of Class B Common Shares and Class A Preferred Shares

In accordance with the amended and restated certificate of incorporation filed on July 27, 2016, the Company issued 250,000 shares of Class A Preferred Stock, 7.0 million common shares and cancelled 7.2 million Class B common shares. This exchange was recorded as an equity transaction and therefore no gain or loss was recorded.

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

On September 30, 2016, the Company had an initial closing in which the Company issued 1,914,833 unregistered shares of Common Stock and 478,708 Warrants. NSC received 191,483 Placement Agent Warrants. For the year ended December 31, 2016, the Company received gross proceeds of $12.4 million, before commissions and expenses of $1.4 million, in the offering of which $1.3 million was the fee paid to NSC.

On October 25, 2016, the Company closed a second round of financing totaling gross proceeds of $7.1 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $710,000 or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 1,090,580 unregistered shares of Common Stock and 272,645 warrants in connection with this transaction. In addition, the placement agent received 109,058 warrants or approximately 10% of the shares issued.

On November 30, 2016, the Company closed a third round of financing totaling gross proceeds of $12.4 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $1.2 million or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 1,900,215 unregistered shares of Common Stock and 475,053 warrants in connection with this transaction. In addition, the placement agent received 190,021 warrants or approximately 10% of the shares issued.

MUSTANG BIO, INC.

Notes to Financial Statements

On December 12, 2016, the Company closed a fourth round of financing totaling gross proceeds of $3.1 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $310,000 or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 477,000 unregistered shares of Common Stock and 119,250 warrants in connection with this transaction. In addition, the placement agent received 47,700 warrants or approximately 10% of the shares issued.

On December 29, 2016, the Company closed a fifth round of financing totaling gross proceeds of $4.1 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $410,000 or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 632,246 unregistered shares of Common Stock and 158,062 warrants in connection with this transaction. In addition, the placement agent received 63,224 warrants or approximately 10% of the shares issued.

Pursuant to the Founders Agreement, the Company issued 150,370 shares to Fortress, representing 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. For the year ended December 31, 2016, the Company recorded expense of approximately $862,000, related to this issuance (based upon the fair value of common shares on the date of issuance), which is included in general and administrative expenses in the Company’s Statements of Operations.

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

MUSTANG BIO, INC.

Notes to Financial Statements

Warrants

A summary of warrant activities for year ended December 31, 2016 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2016	-	$-	-
Granted	2,243,664	7.98	-
Outstanding as of December 31, 2016	2,243,664	$7.98	5.16

Upon the exercise of warrants, the Company will issue new shares of Common Stock.

Note 9 – Income Taxes

For financial reporting purposes, the Company calculated income tax provision and deferred income tax balances as if it was a separate entity and had filed its own separate tax return under Sub-chapter C of the Internal Revenue Code.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2016	2015

Statutory federal income tax rate	35%	35%
State taxes, net of federal tax benefit	13%	5%
Non-deductible items	(3)%	(2)%
Credits	-	1%
Rate change	1%	-
Other	1%	-
Change in valuation allowance	(47)%	(39)%
Income taxes provision (benefit)	-	-

The components of the net deferred tax asset as of December 31, 2016 and 2015 are the following ($ in thousands):

	As of December 31,
	2016	2015

Deferred tax assets:
Net operating loss carryovers	$3,310	$893
Stock compensation and other	301	-
Change in warrant liability	76	-
Amortization of license	3,848	815
Start up costs	13	-
Tax credits	89	38
Total deferred tax assets	7,637	1,746
Less valuation allowance	(7,637)	(1,746)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $7.6 million and $1.7 million, respectively, was recorded for the year ended December 31, 2016 and the period from March 13, 2015 (inception) through December 31, 2015.

MUSTANG BIO, INC.

Notes to Financial Statements

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $7.3 million and $13.5 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2025, respectively. Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

There are no significant items determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the period ended December 31, 2016. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2016.

The federal and state tax returns for the periods ended December 31, 2016 and 2015 are currently open for examination under the applicable federal and state income tax statues of limitations.

Note 10 – Quarterly Financial Date (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total Revenue	$-	$-	$-	$-
Operating expenses	$822	$1,040	$1,670	$7,831
Other income/(expense)	$(81)	$(93)	$(200)	$(917)
Net loss	$(903)	$(1,133)	$(1,870)	$(8,748)
Basic and diluted net loss per common share	$(0.09)	$(0.11)	$(0.19)	$(0.64)

2015
Total Revenue	$-	$-	$-	$-
Operating expenses	$2,260	$537	$658	$843
Other income/(expense)	$-	$(42)	$(58)	$(68)
Net loss	$(2,260)	$(579)	$(716)	$(911)
Basic and diluted net loss per common share	$(0.23)	$(0.06)	$(0.07)	$(0.09)

Note 11 – Subsequent Events

Private Placement Financing

On January 31, 2017, the Company closed the final round of financing totaling gross proceeds of $55.5 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $5.5 million or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 8,536,774 unregistered shares of Common Stock and 2,134,193 warrants in connection with this transaction. In addition, the placement agent received 853,667 warrants or approximately 10% of the shares issued.

COH Issuance of Shares

In February 2017, the Company issued 293,588 shares of the Company’s Common stock valued at $5.73 per share or $1.7 million. This grant was made pursuant to the Amended License Agreement, which provides for the issuance of the additional shares in the Company’s Common Stock rather than Class A common shares. The issuance of the shares was effective October 2016.

City of Hope Agreements

On February 17, 2017, the Company and COH amended and restated the Original Agreement in connection with the covered patents by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL-13 and one relating to the spacer technology, that amended the Original Agreement in certain other respects, and collectively replace the Original Agreement in its entirety. The total potential consideration payable to COH by the Company, in equity or cash, did not, in the aggregate, change materially from the Original Agreement.

MUSTANG BIO, INC.

Notes to Financial Statements

A&R CD123 License

On February 17, 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to CD123 patent rights (the “A&R CD123 License”). Pursuant to the A&R CD123 License, the Company and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

A&R IL-13 License

On February 17, 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to IL-13 patent rights (the “A&R IL-13 License”). Pursuant to the A&R IL-13 License, the Company and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

A&R Spacer License

On February 17, 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to Spacer patent rights (the “A&R Spacer License”). Pursuant to the A&R Spacer License, the Company and COH acknowledged that an upfront fee has already been paid under the Original Agreement. In addition, an annual maintenance fee will continue to apply. No royalties are due if the Spacer technology is used in conjunction with a CD123 CAR or an IL-13 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IV/ICV Agreement

On February 17, 2017, the Company entered into an exclusive license agreement (the “IV/ICV Agreement”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV Agreement, the Company will pay COH an upfront fee of $125,000 within 30 days of the Effective Date, in addition to an annual maintenance fee. COH is eligible to receive a milestone payments totaling approximately $125,000, upon and subject to the achievement of a milestone. Royalty payments in the low single digits are due on net sales of license products and license services.

License with University of California

On March 17, 2017 the Company entered into an exclusive license agreement with the Regents of the University of California (“UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostatestem cell antigen antibodies for cancer targeting and detection. Pursuant to the Agreement, the Company will pay UCLA an upfront fee of $200,000 within 30 days of March 17, 2017 in addition to an annual maintenance fee. Additional payments are due for the achievement of certain development milestones as well as royalty payments in the mid-single digits are due on net sales of licensed products

Related Party Transactions

Advisory Agreement with Caribe BioAdvisors, LLC

As of December 30, 2016, the Board of the Company by unanimous written consent, approved and authorized the execution of an advisory agreement dated January 1, 2017 (the “Advisory Agreement”) with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss (“Mr. Weiss”), the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the Board.

Issuance to Shares to Fortress

On March 13, 2017, the Company issued to Fortress 767,264 shares of common stock at $5.73 per share representing the stock dividend payable in connection with the ownership of Class A preferred shares (see Note 3).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Michael S. Weiss
Name: Michael S. Weiss
Title: Executive Chairman and Chief Executive Officer

March 30, 2017

POWER OF ATTORNEY

We, the undersigned directors and/or executive officers of Mustang Bio, Inc., hereby severally constitute and appoint Michael S. Weiss, acting singly, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign this Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Weiss
Michael S. Weiss	Executive Chairman of the Board and Chief Executive Officer	March 30, 2017

*
David J. Horin	Interim Chief Financial Officer	March 30, 2017

*
Lindsay A. Rosenwald, M.D.	Director	March 30, 2017

*
Neil Herskowitz	Director	March 30, 2017

Index to Exhibits

Exhibit No.	Description
10.11	Agreement with Caribe BioAdvisors, LLC, dated January 1, 2017.

10.12	Exclusive License Agreement with The Regents of the University of California, dated March 17, 2017. ^

10.13	Exclusive License Agreement – IV/ICV with City of Hope, dated February 17, 2017. ^

10.14	Amended and Restated Exclusive License Agreement – CD123 with City of Hope, dated February 17, 2017. ^

10.15	Amended and Restated Exclusive License Agreement – IL-13 with City of Hope, dated February 17, 2017. ^

10.16	Amended and Restated Exclusive License Agreement – Spacer with City of Hope, dated February 17, 2017. ^

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated (filed herewith).

^	Confidential treatment has been requested with respect to omitted portions of this exhibit.