Form 10-Q
period 2017-03-31
MUSTANG BIO, INC.
filed 2017-05-15
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(781) 652-4500

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒       No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      ☒         No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 15, 2017
Class A Common Stock, $0.0001 par value	1,000,000
Common Stock, $0.0001 par value	25,041,889

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

MUSTANG BIO, INC.

UNAUDITED CONDENSED BALANCE SHEETS

($ in thousands, except for share and per share amounts)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash	$75,010	$27,499
Prepaid expenses	15	-
Total current assets	75,025	27,499
Total Assets	$75,025	$27,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$766	$683
Common shares issuable liability	-	1,682
Accrued expenses - related party	15	125
Accrued interest - related party	2	413
Notes payable - related party	28	320
Total current liabilities	811	3,223
Total Liabilities	811	3,223

Commitments and Contingencies (Note 6)

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized	-
Class A common shares, 1,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common shares, 25,041,889 and 15,165,244 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3	2
Common stock issuable, 0 and 767,264 shares as of March 31, 2017 and December 31, 2016, respectively	-	4,396
Additional paid-in capital	94,549	36,998
Accumulated deficit	(20,338)	(17,120)
Total Stockholders’ Equity	74,214	24,276
Total Liabilities and Stockholders’ Equity	$75,025	$27,499

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except for share and per share amounts)

	For the three months ended March 31,
	2017	2016
Operating expenses:
Research and development	$706	$567
Research and development – licenses acquired	575	-
General and administrative	2,025	255
Loss from operations	(3,306)	(822)

Other income (expense)
Interest income	90	-
Interest expense - related party	(2)	(81)
Total other income (expense)	88	(81)
Net Loss	$(3,218)	$(903)

Net loss per common share outstanding, basic and diluted	$(0.14)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	22,401,000	10,052,198

 The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands)

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2016	250,000	$-	1,000,000	$-	15,165,244	$2	$4,396	$36,998	$(17,120)	$24,276
Issuance of common shares - Founders Agreement	-	-	-	-	982,283	-	(4,396)	5,628	-	1,232
Issuance of common shares for license expenses	-	-	-	-	293,588	-	-	1,682	-	1,682
Issuance of common shares and warrants for cash	-	-	-	-	8,600,774	1	-	55,904	-	55,905
Offering cost	-	-	-	-	-	-	-	(5,663)	-	(5,663)
Net loss	-	-	-	-	-	-	-	-	(3,218)	(3,218)
Balances at March 31, 2017	250,000	$-	1,000,000	$-	25,041,889	$3	$-	$94,549	$(20,338)	$74,214

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,218)	$(903)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-licenses acquired, expensed	575	-
Issuance of common shares - Founders Agreement	1,232	-
Changes in operating assets and liabilities:
Prepaid expenses	(15)	-
Accounts payable and accrued expenses	(117)	116
Accrued expenses - related party	(110)	125
Accrued interest - related party	(411)	81
Notes payable - related party	28	-
Net cash used in operating activities	(2,036)	(581)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(375)	-
Net cash used in investing activities	(375)	-

Cash Flows from Financing Activities:
Proceeds from Fortress Note	-	581
Payment of Fortress Note	(320)	-
Proceeds from issuance of common stock and warrants, net of offering cost of $5,663 and $0, respectively	50,242	-
Net cash provided by financing activities	49,922	581

Net change in cash	47,511	-
Cash, beginning of the period	27,499	-
Cash, end of the period	$75,010	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$413	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$4,396	$190
Common shares issuable for license acquired	$1,682	$-

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Organization, Plan of Business Operations

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

Therefore, these condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2016, which were included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2017. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2017 and December 31, 2016.

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

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired is reflected as research and development - licenses acquired on the Company’s Statements of Operations.

Annual Stock Dividend

In July 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company recorded the Annual Stock Dividend due Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were issued on March 13, 2017. Because the issuance of shares on March 13, 2017 occurred prior to the issuance of the December 31, 2016 financial statements, the Company recorded approximately $4.4 million in research and development - licenses acquired for the year ended December 31, 2016. On March 13, 2017, the Company issued the 767,264 common shares to Fortress and recorded an approximately $4.4 million decrease in common shares issuable and a corresponding increase in additional paid in capital to account for the issuance of the PIK dividend.

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

Reclassified Equity Contracts

The Company accounts for potential shares that can be converted to common stock and if converted, will be in excess of authorized shares, as a liability that is recorded on the balance sheet (at fair value) only until the authorized number of shares is increased (at which time the whole liability will be re-measured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital). The value of the liability was computed by valuing the securities that management believed were most likely to be converted. This liability is revalued at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments.

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

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common shares pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of warrants or outstanding Class A preferred shares, as their inclusion would be anti-dilutive. There are 5,253,935 and 2,243,664 warrants outstanding as of March 31, 2017 and December 31, 2016, respectively, and 250,000 Class A preferred shares outstanding as of March 31, 2017 and December 31, 2016 which are excluded from the computations of net loss per share.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its condensed statements of cash flows and related disclosures.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Topic 915): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 will be effective for annual and interim periods beginning on or after December 15, 2016. The Company adopted ASU No. 2014-15 in 2016, and its adoption did not have a material impact on the Company’s condensed financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company adopted ASU 2016-10 on January 1, 2017. The adoption did not have a material impact on the Company’s condensed financial statements and related disclosures.

Note 3 - License Agreements

City of Hope

On February 17, 2017, the Company and City of Hope National Medical Center (“City of Hope” or “COH”) amended and restated their license agreement, dated March 17, 2015 (the “Original Agreement”), in connection with the covered patents by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL-13 and one relating to the spacer technology, that amended the Original Agreement in certain other respects, and collectively replace the Original Agreement in its entirety. The total potential consideration payable to COH by the Company, in equity or cash, did not, in the aggregate, change materially from the Original Agreement.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

In February 2017, COH was granted 293,588 additional shares of the Company’s common stock, the shares were valued utilizing a weighted market model at approximately $5.73 per share or approximately $1.7 million. The price per share was derived by utilizing the Option Pricing Method for allocating the enterprise value to the differing security holders, using a volatility of 77.0%, no discount for lack of marketability and a risk free rate of return of 1.93%. This additional grant was made pursuant to the terms of the agreement, which maintained COH ownership at 10% until the Company raised net proceeds of $10.0 million from third party investors. At December 31, 2016, since the Company did not have sufficient authorized Class A common shares available to issue this grant it was recorded on the balance sheet as a current liability in common share issuable. In February 2017, COH executed a waiver and acknowledgement agreement permitting issuance of the COH Anti-Dilution Shares in the form of Mustang common stock rather than Class A common shares as originally required, and such shares were issued. Therefore, in February 2017, the Company reclassified $1.7 million of common shares issuable liability to additional paid-in capital.

In addition, the Company entered into a sponsored research agreement with COH in which the Company will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years. The research covered under this arrangement is for Il-13, CD123 and the Spacer technology. For the three months ended March 31, 2017 and 2016, the Company recorded $0.5 million and $0.5 million, respectively, in research and development expenses in the Statements of Operation.

In December 2016, the Company entered into two consulting agreements, one with two COH scientists, whereby effective January 1, 2017, in exchange for services provided to the Company each consultant shall be paid $60,000 per year, paid quarterly, through January 31, 2019. Further each consultant has agreed to serve on our Scientific Advisory Board on an as needed basis, and will receive additional compensation for those services. In addition, for services provided during the fourth quarter of 2016, pursuant to the terms of the agreement each consultant earned $60,000, which was paid in the first quarter of 2017. As of March 31, 2017, COH owns 1,000,000 Class A common shares and 293,588 common shares representing approximately 5.0% of ownership, at March 31, 2017 and has the right to appoint a director to the Board of Directors.

CD123 License

On February 17, 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to CD123 patent rights (the “CD123 License”). Pursuant to the CD123 License, the Company and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

Also on February 17, 2017, the Company entered into a Clinical Research Support Agreement for CD123 (“CD123 CRA”), pursuant to the terms of this agreement the Company made an upfront payment of $19,450 and will contribute an additional $97,490 related to patient costs in connection with the on-going investigator initiated study. Further, the Company agreed to fund approximately $231,300 over three years pertaining to the clinical development of CD123. For the three months ended March 31, 2017 and 2016, the Company recorded $19,450 and nil, respectively, in research and development expenses on the condensed statement of operations.

IL-13 License

On February 17, 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to IL-13 patent rights (the “IL-13 License”). Pursuant to the IL-13 License, the Company and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward. During the three months ended March 31, 2017, the Company recorded an expense of $0.3 million in connection with the achievement of certain milestones pursuant to this license.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Also on February 17, 2017, the Company entered into a Clinical Research Support Agreement for IL-13 (“IL-13 CRA”), pursuant to the terms of this agreement the Company made an upfront payment of $9,238 and will contribute an additional $136,300 related to patient costs in connection with the on-going investigator initiated study. Further, the Company agreed to fund approximately $199,500 over three years pertaining to the clinical development of Il-13. For the three months ended March 31, 2017 and 2016, the Company recorded $9,238 and nil, respectively, in research and development expenses on the condensed statement of operations.

Spacer License

On February 17, 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to Spacer patent rights (the “Spacer License”). Pursuant to the Spacer License, the Company and COH acknowledged that an upfront fee has already been paid under the Original Agreement. In addition, an annual maintenance fee will continue to apply. No royalties are due if the Spacer technology is used in conjunction with a CD123 CAR or an IL-13 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IV/ICV Agreement

On February 17, 2017, the Company entered into an exclusive license agreement (the “IV/ICV Agreement”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV Agreement, in March 2017, the Company paid COH an upfront fee of $125,000.. COH is eligible to receive a milestone payment totaling approximately $125,000, upon and subject to the achievement of a milestone, and an annual maintenance fee. Royalty payments in the low single digits are due on net sales of license products and license services.

License with University of California

On March 17, 2017 the Company entered into an exclusive license agreement with the Regents of the University of California (“UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostatestem cell antigen antibodies for cancer targeting and detection. Pursuant to the Agreement, the Company paid UCLA the upfront fee of $200,000 on April 25, 2017, in addition to an annual maintenance fee. Additional payments are due for the achievement of certain development milestones and royalty payments in the mid-single digits are due on net sales of licensed products.

For the three months ended March 31, 2017 and 2016, the Company recorded the following expense in research and development – licenses acquired:

	For the Three Months Ended March 31,
($ in thousands)	2017	2016
City of Hope
IL-13	$250	$-
IV/ICV	125	-

UCLA	200	-
Total	$575	$-

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, the Company entered a Founders Agreement with Fortress, which was amended and restated on May 17, 2016 and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of Mustang and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress loaned $2.0 million, representing the up-front fee required to acquire the Company’s license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment on July 26, 2016, to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B common shares for 7.0 million common shares and 250,000 Class A preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the PIK Dividend right (as described below). Each share of Class A Preferred Stock will be entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Mustang common stock and (B) the whole shares of Mustang common stock into which the shares of outstanding Class A common shares and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of Mustang common stock, subject to certain adjustments. As holders of Class A Preferred Stock, Fortress will receive on each March 13 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of Mustang’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Fortress and its affiliates, including all members of the Company’s Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For three months ended March 31, 2017 and 2016, the Company recorded approximately $0.1 million and $0.1 million, respectively, as expense related to this agreement.

Advisory Agreement with Caribe BioAdvisors, LLC

The Board of the Company by unanimous written consent approved and authorized the execution of an advisory agreement dated January 1, 2017 (the “Advisory Agreement”) with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss (“Mr. Weiss”), the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the Board.

Consulting Agreement with Chord Advisors, LLC (“Chord”)

On April 8, 2016, the Company entered into a full service consulting agreement with Chord to provide advisory accounting services to the Company. Under the terms of the agreement, the Company paid Chord up to $5,000 per month to perform back office accounting functions, accounting analysis and financial reporting prior to the Company’s filing of its Registration Statement on Form 10 on July 27, 2016, and $7,500 per month following that date. Either party upon 30-days written notice can terminate the agreement. In addition to these services, Mr. Horin, a Managing Partner of Chord, serves as the Company’s Interim Chief Financial Officer. Chord also provides advisory accounting services to Fortress under a separate agreement. For the three months ended March 31, 2017 and 2016, $22,500 and $950, respectively, of expense was recognized.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Fortress Note

The Company has a working capital promissory note with Fortress (see Note 5).

National Securities Inc.

Fortress own approximately 56.6% of National Holdings Corporation (“NHLD”). National Securities Inc. (“NSC”) a subsidiary of NHLD acted as placement agent for the Company’s third party financings. For the three months ended March 31, 2017, the Company paid NSC placement agent fees of $5.6 million and issued 860,077 warrants to purchase the Company’s common stock. No fees were incurred for the three months ended March 31, 2016.

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

At March 31, 2017, the Fortress Note was approximately $28,000 and was recorded as note payable - related party on the Condensed Balance Sheet. The Company recognized approximately $2,000 and $81,000 in interest expense – related party at 8% on the Condensed Statements of Operations for the three months ended March 31, 2017 and 2016.

Note 6 - Commitments and Contingencies

Litigation

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles:  Winson Tang v. Lindsay Rosenwald et al, Case No. BC607346.  As amended, the complaint alleges that Dr. Tang was a third-party beneficiary of the Company's Exclusive License Agreement with COH and should be declared the owner of 15.0% of the Company's outstanding shares.   After the Company and other defendants demurred, the Court sustained the demurrer and dismissed all claims without prejudice on September 13, 2016.  Dr. Tang filed his second amended complaint on October 11, 2016, and the court again sustained the demurrer without prejudice, except for a claim for declaratory relief against the Company.  Subsequently, Dr. Tang agreed to narrow his claims and drop certain defendants from the case.  Dr. Tang filed his third amended complaint on January 17, 2017, alleging one claim for declaratory relief against the Company and two claims for breach of contract against certain other Defendants. Defendants filed their answer on February 23, 2017, denying Dr. Tang has any rights to recovery. The parties are proceeding with discovery, and the case is set for trial on November 6, 2017.

As of March 31, 2017, the Company has not accrued any losses in connection with this litigation as the Company believes that Plaintiff's claims are without merit and intends to vigorously defend this lawsuit.  Even in the event of an adverse determination, Fortress and the Company intend to satisfy any judgment from sources other than newly issued shares of the Company to prevent dilution.

Note 7 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 1,000,000 shares are designated as “Class A common shares” and 2,000,000 of Preferred Stock at $0.0001 par value and 250,000 of which are designated as Class A Preferred Stock.

Pursuant to the Founders Agreement, on March 13, 2016 the Company issued 250,000 shares of Class B common stock to Fortress, which equaled 2.5% of the fully diluted outstanding equity of Mustang at the time of issuance for the annual equity fee. In accordance with the amended and restated certificate of incorporation filed on July 27, 2016, the Company issued 250,000 shares of Class A Preferred Stock, 7.0 million common shares and cancelled 7.2 million Class B common shares. This exchange was recorded as an equity transaction and therefore no gain or loss was recorded (see Note 4).

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

In February 2017, COH was granted 293,588 additional shares of the Company’s common stock; the shares were valued utilizing a weighted market model at approximately $5.73 per share or approximately $1.7 million. In February 2017, COH executed a waiver and acknowledgement agreement permitting issuance of the COH Anti-Dilution Shares in the form of Mustang common stock rather than Class A common shares as originally required, and such shares were issued. Therefore, in February 2017, the Company reclassed $1.7 million of common shares issuable liability to additional paid-in capital and issued 293,588 common shares to COH. As of March 31, 2017, COH owns 1,000,000 Class A common shares and 293,588 common shares.

On March 13, 2017, the Company issued to Fortress 767,264 shares of common stock at $5.73 per share representing the stock dividend payable in connection with Fortress’ ownership of Class A Preferred Stock. Pursuant to this issuance, the Company recorded a $4.4 million decrease in common shares issuable and a corresponding increase in additional paid in capital to account for the issuance of the PIK dividend (see Note 4).

The holders of common stock are entitled to one vote per share of common stock held.

Class A Common Stock

The holders of Class A common shares are entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Class A common shares held by such holder are convertible and for a period of ten years from its issuance, the holders of the Class A common shares have the right to appoint one member of the board of directors of Mustang; to date, the holders of Class A common shares have not yet appointed such director.

On March 17, 2015, the Company entered into an exclusive license agreement with COH to acquire intellectual property rights pertaining to CAR-T. Pursuant to the agreement, the Company paid COH an upfront fee of $2.0 million, in April 2015 (included in research and development-licenses acquired expenses on the Statements of Operations), and granted 1,000,000 shares of Mustang’s Class A common shares, representing 10% ownership of Mustang, as of such date.

Offerings and Issuances of Common Stock and Warrants

In September 2016, the Company entered into a Placement Agent Agreement with NSC relating to the Company’s offering of shares of common stock in a private placement. Pursuant to the Placement Agent Agreement, the Company agreed to pay the Placement Agent a cash fee of 10.0% of the gross proceeds from the offering and granted a warrant exercisable for shares of common stock equal to 10.0% of the aggregate number of shares of common stock sold in the offering (the “Placement Agent Warrants”). In addition, the Company and the investors entered into a unit purchase agreement (the “Unit Purchase Agreement”). The common stock and Warrants were sold in units, with each unit consisting of 10,000 shares of the Company’s common stock, and Warrants exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share. The purchase price was $65,000 per unit. The warrants have a five-year term and are only exercisable for cash.

On January 31, 2017, the Company closed the sixth round of financing totaling gross proceeds of $55.5 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $5.5 million or approximately 10% of the gross proceeds. The Company issued 8,536,774 unregistered shares of common stock and 2,134,193 warrants in connection with this transaction. In addition, the placement agent received 853,677 warrants or approximately 10% of the shares issued.

On March 31, 2017, the Company closed the final round of financing totaling gross proceeds of $0.4 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of approximately $42,000 or approximately 10% of the gross proceeds. The Company issued 64,000 unregistered shares of common stock and 16,000 warrants in connection with this transaction. In addition, the placement agent received 6,400 warrants or approximately 10% of the shares issued.

Pursuant to the Founders Agreement, the Company issued 215,019 shares to Fortress in 2017, representing 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. For the three months ended March 31, 2017, the Company recorded expense of approximately $1.2 million, related to this issuance (based upon the fair value of common shares on the date of issuance), which is included in general and administrative expenses in the Company’s Statements of Operations.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Class A Preferred Shares

Pursuant to the Company’s Amended and Restated Articles of Incorporation, 2,000,000 shares of Preferred Stock were authorized, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated preferred stock. The Class A Preferred Stock is identical to undesignated common stock other than as to voting rights, conversion rights, and the PIK Dividend right (as described below). The undesignated Preferred Stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions, if any), the redemption price or prices, the liquidation preferences and other designations, powers, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock (but not below the number of shares of any such series then outstanding).

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

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Class A Preferred Stock shall be entitled to cast for each share of Class A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the number of shares of outstanding common stock and (B) the whole shares of common stock in to which the shares of outstanding Class A common shares and the Class A Preferred Stock are convertible, and the denominator of which is number of shares of outstanding Class A Preferred Stock (the “Class A Preferred Stock Ratio”). Thus, the Class A Preferred Stock will at all times constitute a voting majority.

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

Warrants

A summary of warrant activities for three months ended March 31, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,243,664	$7.98	5.16
Granted	3,010,270	8.50	-
Outstanding as of March 31, 2017	5,253,934	$8.28	4.87

Upon the exercise of warrants, the Company will issue new shares of common stock.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 - Subsequent Events

Appointment of Chief Executive Officer

On April 24, 2017, the Company announced that Manuel Litchman, M.D., had been appointed President and Chief Executive Officer. Dr. Litchman was also appointed to the Company’s Board of Directors.

Pursuant to the terms of Dr. Litchman’s employment agreement he will receive an annual base salary of $395,000 and will be eligible to receive an annual performance-based cash bonus with a target of 50% of his base salary, at the sole discretion of the Board or the compensation committee of the Board, if established. In addition, Dr. Litchman is eligible to earn additional incentive bonuses as defined in his employment agreement.

The employment agreement further grants Dr. Litchman an option to purchase 1,041,675 shares of the Company’s common stock to acquire shares of common stock of the Company (the “Option”). The Option will have an exercise price per share equal to the fair market value of a share the Company’s common stock on the date of the grant of the stock option (which the Company believes, as of grant date, is $5.73 per share), subject to the conditions and vesting schedule set forth in his Employment Agreement.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently we are developing our proprietary Chimeric Antigen Receptor (CAR) engineered T cells (CAR -T) technology, which we licensed from Dr. Stephen Forman’s laboratory at the City of Hope National Medical Center (“City of Hope” or “COH”) under a license agreement dated March 17, 2015 (the “Original Agreement”). CAR-T uses the patient’s own T cells to engage and destroy specific tumors. The process involves selecting specific T-cell subtypes, genetically engineering them to express chimeric antigen T cell receptors and placing them back in the patient where they recognize and destroy cancer cells.

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

On March 17, 2017, we entered into an exclusive license agreement with the Regents of the University of California (“UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostatestem cell antigen antibodies for cancer targeting and detection.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2017, we have an accumulated deficit of $20.3 million.

In a private placement offering, which commenced September 30, 2016 and expired during the three months ended March 31, 2017, we raised gross proceeds of $95.0 million cumulatively in seven separate closings. We paid National Securities Corporation (“NSC”), a related party, a cash fee totaling $9.5 million and issued to them 1,461,563 warrants to purchase our common stock, for their services as placement agent. Fortress owns 56.6% of National Holding Inc., the parent of NSC.

We are a majority controlled subsidiary of Fortress.

Mustang Bio, Inc. was incorporated in Delaware on March 13, 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@Mustangbio.com.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	For the three months ended March 31,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$706	$567	$139	25%
Research and development – licenses acquired	575	-	575	100%
General and administrative	2,025	255	1,770	694%
Loss from operations	(3,306)	(822)	2,484	302%

Other income (expense)
Interest income	90	-	90	100%
Interest expense - related party	(2)	(81)	79	-98%
Total other expense	88	(81)	169	-209%
Net Loss	$(3,218)	$(903)	$(2,315)	256%

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

For the three months ended March 31, 2017 and 2016, research and development expenses were $0.7 million and $0.6 million, respectively. For the three months ended March 31, 2017, $0.5 million relates to the quarterly expense related to our sponsored research agreement with COH and $0.1 million of expense is related to our Master Services Agreement (“MSA”) with Fortress. For the three months ended March 31, 2016, $0.5 million relates to the quarterly expense related to our sponsored research agreement with the COH and $0.1 million of expense is related to our MSA with Fortress.

For the three months ended March 31, 2017 and 2016, research and development expenses - licenses acquired were approximately $0.6 million and $0, respectively. For the three months ended March 31, 2017, $0.3 million related to the achievement of a milestones related to the IL-13 license from COH, $0.2 million related to an upfront fee of UCLA license and $0.1 million related to an upfront fee of IV-ICV license.

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

For the three months ended March 31, 2017 and 2016, general and administrative expenses were $2.0 million and $0.3 million, respectively. For the three months ended March 31, 2017, these fees consist of $1.2 million of stock compensation expense related to the fee received by Fortress on third party financings pursuant to the of founder shares, $0.3 million of legal fees, $0.2 million of outside services, $0.1 million of accounting services and $0.1 million of expense in connection with the MSA with Fortress. For the three months ended March 31, 2016, these fees consist of $0.2 million of professional fees and $0.1 million of expense related to the MSA with Fortress.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2017, we had an accumulated deficit of $20.3 million.

Our Intercompany Working Capital Promissory Note (“Fortress Note”), was approximately $28,000 at March 31, 2017. We have recorded approximately $2,000 and $81,000 in interest expense – related party at 8% on the Statements of Operations for the three months ended March 31, 2017 and 2016, respectively.

From September 30, 2016 through March 31, 2017, we received gross proceeds of $95.0 million in seven separate closings. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a purchase price of $65,000 per unit.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash balances at March 31, 2017, are sufficient to fund its anticipated operating cash requirements for approximately the next 12 months.

Cash Flows for the Three Months Ended March 31, 2017 and 2016

	For the three months ended March 31,
($ in thousands)	2017	2016
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(2,036)	$(581)
Investing activities	(375)	-
Financing activities	49,922	581
Net increase in cash and cash equivalents	$47,511	$-

Operating Activities

Net cash used in operating activities was $2.0 million for the three months ended March 31, 2017, compared to $0.6 million for the three months ended March 31, 2016.

Net cash used in operating activities for the three months ended March 31, 2017 was primarily due to approximately $3.2 million in net loss and $0.6 million of change in operating liabilities, partially offset by approximately $1.2 million related to the issuance of common shares – Founders Agreement and $0.6 million of research and development-licenses acquired, expensed.

Net cash used in operating activities for the three months ended March 31, 2016 was primarily due to a $0.9 million in net loss, partially offset by $0.3 million related to changes in operating assets and liabilities.

Investing Activities

Net Cash used in investing activities was $0.4 million for the three months ended March 31, 2017, representing the acquisition costs of acquired licenses. There was no cash used or provided from investing activities for the three months ended March 31, 2016.

Financing Activities

Net cash provided by financing activities was $49.9 million for the three months ended March 31 2017, compared to $0.6 million for the same period in 2016.

Net cash provided by financing activities during the three months ended March 31, 2017 was due to $50.2 million net proceeds from issuance of common stock, offset by approximately $0.3 million of payment of Fortress Note.

Net cash provided by financing activities during the three months ended March 31, 2016 was due to $0.6 million in Fortress Note proceeds.

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

Based on our analysis, as of March 31, 2017, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2017, the Company has not accrued any losses in connection with this litigation as the Company believes that Plaintiff's claims are without merit and intends to vigorously defend this lawsuit.  Even in the event of an adverse determination, Fortress and the Company intend to satisfy any judgment from sources other than newly issued shares of the Company to prevent dilution.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities; however, we will have limited influence over their actual performance.

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

A pharmaceutical product cannot be marketed in the US or other countries until we have completed a rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the US Patent and Trademark Office (PTO). The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on novel combinations of CAR-T cells with of immuno-oncology antibodies and small molecule kinase inhibitors. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including, but not necessarily limited to:

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

Product candidates, even if successfully developed and commercialized, may be effective only in combating certain specific types of cancer, and the market for drugs designed to combat such cancer type(s) may be small and unprofitable.

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

We are currently a party to a license agreements with the City of Hope and the Regents of the University of California. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015, and have an accumulated deficit of $20.3 million as of March 31, 2017. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of March 31, 2017, we had $75.0 million in cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our equity shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Pursuant to the terms of the Class A Preferred Stock held by Fortress, Fortress is entitled to cast, for each share of Class A Preferred held by Fortress, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding Class A common shares and the Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Accordingly, Fortress is able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Fortress may not always coincide with the interests of other stockholders, and Fortress may take actions that advance its own interests and are contrary to the desires of our other stockholders. Moreover, this concentration of voting power may delay, prevent or deter a change in control of us even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Mustang or our assets, and might affect the prevailing market price of our common stock.

Fortress has the right to receive a significant grant of shares of our common stock annually which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value. City of Hope has anti-dilution protection that could result in the dilution of your holding.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on March 13 th , payable in shares of common stock in an amount equal to two and one-half percent (2.5%) of our fully-diluted outstanding capital stock as of the business day immediately prior to March 13 th of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if the value of Mustang has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Second Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Second Amended and Restated Founders Agreement).

The Class A common shares held by the City of Hope has anti-dilution protection that gives them the right to additional shares of stock under certain circumstances. The amount of shares received by COH will vary depending on the triggering event. If any shares are required to be issued to COH, your holdings in our common stock will be diluted and result in a reduction in the value of your shares.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In the final closing of the NSC Private Placement in first quarter of 2017, we issued 8,600,774 shares of common shares and warrants to purchase 2,150,193 shares of common stock to accredited investors in a private placement, for aggregate gross proceeds of $55.9 million. Pursuant to the terms of the private placement, we paid a cash fee of $5.6 million and issued a warrant to purchase 860,077 shares of common shares to an affiliate, National Securities Corporation, who acted as the placement agent.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(b) Exhibits

Exhibit No.	Description
10.1	Employment Agreement between Manuel Litchman and Mustang Bio, Inc., made effective as of April 24, 2017, filed as Exhibit 10.1 to Form 8-K on April 24, 2017 (File No. 000-55668) and incorporated herein by reference.

31.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 15, 2017	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David J. Horin
David J. Horin Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).