Form 10-Q
period 2017-06-30
MUSTANG BIO, INC.
filed 2017-08-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 14, 2017
Class A Common Stock, $0.0001 par value	1,000,000
Common Stock, $0.0001 par value	25,221,889

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

MUSTANG BIO, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except for share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,790	$27,499
Short-term investments (certificates of deposit) - held to maturity	20,038	-
Prepaid expenses	8	-
Total current assets	73,836	27,499
Total Assets	$73,836	$27,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,478	$683
Contingently issuable liabilities	-	1,682
Accrued expenses - related party	138	125
Accrued interest - related party	-	413
Notes payable - related party	146	320
Total current liabilities	4,762	3,223
Total Liabilities	4,762	3,223

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common shares, 25,221,889 and 15,165,244 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	2
Common stock issuable, 0 and 767,264 shares as of June 30, 2017 and December 31, 2016, respectively	-	4,396
Additional paid-in capital	94,938	36,998
Accumulated deficit	(25,867)	(17,120)
Total Stockholders’ Equity	69,074	24,276
Total Liabilities and Stockholders’ Equity	$73,836	$27,499

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,494	$582	$3,200	$1,149
Research and development – licenses acquired	1,500	-	2,075	-
General and administrative	1,671	458	3,696	713
Total operating expenses	5,665	1,040	8,971	1,862
Loss from operations	5,665	1,040	8,971	1,862

Other income (expense)
Interest income	134	-	224	-
Interest income (expense) - related party	2	(93)	-	(174)
Total other income (expense)	136	(93)	224	(174)
Net Loss	$(5,529)	$(1,133)	$(8,747)	$(2,036)

Net loss per common share outstanding, basic and diluted	$(0.21)	$(0.11)	$(0.36)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted	26,180,351	10,250,000	24,301,115	10,151,099

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands)

(Unaudited)

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2016	250,000	$-	1,000,000	$-	15,165,244	$2	$4,396	$36,998	$(17,120)	$24,276
Issuance of common shares - Founders Agreement	-	-	-	-	982,283	-	(4,396)	5,628	-	1,232
Issuance of common shares for license expenses	-	-	-	-	293,588	-	-	1,682	-	1,682
Issuance of common shares and warrants for cash	-	-	-	-	8,600,774	1	-	55,904	-	55,905
Offering cost	-	-	-	-	-	-	-	(5,671)	-	(5,671)
Stock-based compensation expenses	-	-	-	-	180,000	-	-	397	-	397
Net loss	-	-	-	-	-	-	-	-	(8,747)	(8,747)
Balances at June 30, 2017	250,000	$-	1,000,000	$-	25,221,889	$3	$-	$94,938	$(25,867)	$69,074

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,747)	$(2,036)
Research and development-licenses acquired, expensed	2,075	-
Issuance of common shares - Founders Agreement	1,232	-
Stock-based compensation expenses	397	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(8)	-
Accounts payable and accrued expenses	2,295	311
Accrued expenses - related party	13	250
Accrued interest - related party	(413)	174
Notes payable - related party	146	-
Net cash used in operating activities	(3,010)	(1,301)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	(20,038)	-
Purchase of research and development licenses	(575)	-
Net cash used in investing activities	(20,613)	-

Cash Flows from Financing Activities:
Payment of Fortress Note	(320)	-
Proceeds from Fortress Note		1,301
Proceeds from issuance of common stock and warrants, net of offering cost of $5,671 and $0, respectively	50,234	-
Net cash provided by financing activities	49,914	1,301

Net increase in cash and cash equivalents	26,291	-
Cash and cash equivalents, beginning of the period	27,499	-
Cash and cash equivalents, end of the period	$53,790	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$413	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$4,396	$190
Common shares issuable for license acquired	$1,682	$-

The accompanying notes are an integral part of these condensed financial statements.

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

Note 1 - Organization, Description of Business and Liquidity and Capital Resources

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015 and commenced its principal operations on March 13, 2015. Mustang was formed as a clinical-stage biopharmaceutical company focused on the acquisition, development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

The Company is a majority controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2017, the Company had an accumulated deficit of $25.9 million.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances and short-term investments held to maturity at June 30, 2017, are sufficient to fund its anticipated operating cash requirements for approximately the next 12 to 15 months.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 31, 2017, with the exception of the policies listed below.

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

Short-term Investments – Held to Maturity

The company classifies its certificates of deposit as held to maturity in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standard Codification (“ASC”) 320, Investments – Debt and Equity Securities. The Company considers all short-term investments with an original maturity in excess of three months when purchased to be short-term investments. In April 2017, the Company purchased $20.0 million of certificates of deposit with an original maturity of six months. At June 30, 2017, the Company had approximately $20.0 million in certificates of deposit with no more than $250,000 at any individual institution. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its certificates of deposits should be classified as held-to-maturity as of June 30, 2017. There were no investments as of December 31, 2016. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within 1 year and the underlying cash invested in these securities is not required for current operations.

Investments consist of short-term Federal Deposit Insured Corporation (“FDIC”) insured certificates of deposit carried at amortized cost using the effective interest method. The cost of the Company’s certificates of deposit approximated fair value.

Recently Adopted Accounting Pronouncements

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

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for fiscal periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2017. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its condensed statements of cash flows and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the condensed financial statements and disclosures, but do not expect it to have a significant impact.

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

Note 3 - License Agreements and Clinical Research Support Agreements

City of Hope

In February, 2017, the Company and City of Hope National Medical Center (“City of Hope” or “COH”) amended and restated their license agreement, dated March 17, 2015 (the “Original Agreement”), in connection with the covered patents by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL-13 and one relating to the Spacer technology, that amended the Original Agreement in certain other respects, and collectively replace the Original Agreement in its entirety. The total potential consideration payable to COH by the Company, in equity or cash, did not, in the aggregate, change materially from the Original Agreement. As of June 30, 2017, COH owns 1,000,000 Class A common shares and 293,588 common shares representing approximately 5.0% of ownership, at June 30, 2017 and has the right to appoint a director to the Board of Directors (the “Board”).

 In addition, the Company entered into a sponsored research agreement with COH in which the Company will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years. The research covered under this arrangement is for IL-13, CD123 and the Spacer technology. For the three months ended June 30, 2017 and 2016, the Company recorded $500,000 and $500,000, respectively, in research and development expenses on the condensed statement of operations in connection with this agreement. For the six months ended June 30, 2017 and 2016, the Company recorded $1.0 million and $1.0 million, respectively, on research and development expenses in the condensed statement of operations in connection with this agreement.

In December 2016, the Company entered into two consulting agreements, one with two COH scientists, whereby effective January 1, 2017, in exchange for services provided to the Company each consultant shall be paid $60,000 per year, paid quarterly, through January 31, 2019. Further, each consultant has agreed to serve on our Scientific Advisory Board on an as needed basis, and will receive additional compensation for those services. In addition, for services provided during the fourth quarter of 2016, pursuant to the terms of the agreement each consultant earned $60,000, which was paid in the first quarter of 2017.

CD123 License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to CD123 patent rights (the “CD123 License”). Pursuant to the CD123 License, the Company and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

CD123 CRA

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (“the CD123 CRA”). Pursuant to the terms of the CD123 CRA the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator initiated study. Further, the Company agreed to fund approximately $231,300 over three years pertaining to the clinical development of CD123. For the three months and six ended June 30, 2017 and 2016, the Company recorded $575,000 and nil, respectively, in research and development expenses under the CD123 CRA on the condensed statement of operations.

IL-13 License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to IL-13 patent rights (the “IL-13 License”). Pursuant to the IL-13 License, the Company and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

IL-13 CRA

In February 2017, the Company entered into a Clinical Research Support Agreement for IL-13 (“the IL-13 CRA”). Pursuant to the terms of the IL-13 CRA the Company made an upfront payment of $9,238 and will contribute an additional $136,300 related to patient costs in connection with the on-going investigator initiated study. Further, the Company agreed to fund approximately $199,500 over three years pertaining to the clinical development of IL-13. For the three and six months ended June 30, 2017 and 2016, the Company recorded $1.0 million and nil, respectively, in research and development expenses under the IL-13 CRA on the condensed statement of operations.

Spacer License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to Spacer patent rights (the “Spacer License”). Pursuant to the Spacer License, the Company and COH acknowledged that an upfront fee has already been paid under the Original Agreement. In addition, COH will receive an annual maintenance fee of $10,000. No royalties are due if the Spacer technology is used in conjunction with a CD123 CAR or an IL-13 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IV/ICV Agreement

In February 2017, the Company entered into an exclusive license agreement (the “IV/ICV Agreement”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV Agreement, in March 2017, the Company paid COH an upfront fee of $125,000. COH is eligible to receive a milestone payment totaling approximately $125,000, upon and subject to the achievement of a milestone, and an annual maintenance fee. Royalty payments in the low single digits are due on net sales of license products and license services.

HER2 Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “HER2 Agreement) with the COH for the use of human epidermal growth factor receptor 2 (HER2) CAR T technology (HER2 Technology), which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to the HER2 Agreement, the Company paid an upfront fee of $600,000 on July 3, 2017; in addition, an annual maintenance fee of $50,000 will commence in 2019. Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

CS1 Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “CS1 Agreement) with the COH for the use of CS1-specific CAR T technology (CS1 Technology) to be directed against multiple myeloma. Pursuant to the CS1 Agreement, the Company paid an upfront fee of $600,000 on July 3, 2017; in addition, an annual maintenance fee of $50,000 will commence in 2019. Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

PSCA Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “PSCA Agreement”) with the COH for the use of prostate stem cell antigen (PSCA) CAR T technology (PSCA Technology) to be used in the treatment of prostate cancer. Pursuant to the PSCA Agreement, the Company paid an upfront fee of $300,000 on July 3, 2017; in addition, an annual maintenance fee of $50,000 will commence in 2019. Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

License with University of California

On March 17, 2017, the Company entered into an exclusive license agreement with the Regents of the University of California (“the UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. Pursuant to the UCLA License, the Company paid UCLA the upfront fee of $200,000 on April 25, 2017, in addition to an annual maintenance fee of $15,000 for years 1 and 2, $25,000 for years 3 and 4, and thereafter at 50,000. Additional payments are due for the achievement of certain development milestones and royalty payments in the mid-single digits are due on net sales of licensed products.

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

For the three and six months ended June 30, 2017 and 2016, the Company recorded the following expense in research and development - licenses acquired:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
City of Hope
IL-13	$-	$-	$250	$-
IV/ICV	-	-	125	-
PSCA	300	-	300	-
HER2	600	-	600	-
CS1	600	-	600	-

UCLA	-	-	200	-
Total	$1,500	$-	$2,075	$-

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, the Company entered into a Founders Agreement with Fortress, which was amended and restated on May 17, 2016 and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of Mustang and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress loaned $2.0 million, representing the up-front fee required to acquire the Company’s license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment on July 26, 2016 to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B common shares for 7.0 million common shares and 250,000 Class A preferred shares. Class A Preferred Stock is identical to common shares other than as to voting rights, conversion rights and the PIK Dividend right (as described below). Each share of Class A Preferred Stock will be entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Mustang common stock and (B) the whole shares of Mustang common stock into which the shares of outstanding Class A common shares and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of Mustang common stock, subject to certain adjustments. As holders of Class A Preferred Stock, Fortress will receive on each March 13 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of Mustang’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date.

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

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

On March 13, 2016, pursuant to the then in effect Mustang Founders Agreement, on the anniversary date of the Founders’ Agreement, the Company issued 250,000 shares of its Class B common stock to Fortress representing 2.5% of the fully diluted outstanding shares of the Company. Pursuant to the terms of the Mustang Founders Agreement, as amended in July 2016, this equity fee is no longer payable.

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Fortress and its affiliates, including the Company’s Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year.

For the three months ended June 30, 2017 and 2016, the Company recorded approximately $125,000 and $125,000, respectively, as expense related to this agreement. For the six months ended June 30, 2017 and 2016, the Company recorded approximately $250,000 and $250,000, respectively, as expense related to this agreement. For the three and six months ended June 30, 2017 and 2016, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses on the condensed consolidated statement of operations.

 Consulting Agreement with Chord Advisors, LLC (“Chord”)

On April 8, 2016, the Company entered into a full-service consulting agreement with Chord to provide advisory accounting services to the Company. Under the terms of the agreement, the Company paid Chord up to $5,000 per month to perform back office accounting functions, accounting analysis and financial reporting prior to the Company’s filing of its Registration Statement on Form 10 on July 27, 2016, and $7,500 per month following that date. Either party upon 30-days written notice can terminate the agreement. In addition to these services, Mr. Horin, a Managing Partner of Chord, serves as the Company’s Interim Chief Financial Officer. Chord also provides advisory accounting services to Fortress under a separate agreement. For the three months ended June 30, 2017 and 2016, $22,500 and $12,000, respectively, of expense was recognized. For the six months ended June 30, 2017 and 2016, $45,000 and $13,000, respectively, of expense was recognized.

Fortress Note

The Company had a working capital promissory note with Fortress, which was paid in full in 2016. In 2017, in the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Notes Payable – related party and are reimbursed to Fortress in the normal course of business.

National Securities Inc.

Fortress owns approximately 56.6% of National Holdings Corporation (“NHLD”). National Securities Inc. (“NSC”) a subsidiary of NHLD acted as placement agent for the Company’s third-party financings. For the six months ended June 30, 2017, the Company paid NSC placement agent fees of $5.6 million and issued to NSC 860,077 warrants to purchase the Company’s common stock. No fees were incurred for the three and six months ended June 30, 2016.

Director Compensation

Dr. Rosenwald

Pursuant to the terms of the Director Compensation Plan, Dr. Rosenwald will receive a cash fee of $50,000 per year paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For six months ended June 30, 2017, the Company recognized $12,552, in expense in its Condensed Statements of Operations related to the director compensation, including $52 in expense related to an annual equity incentive grant. No expense was recorded in 2016.

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

The Board of the Company by unanimous written consent approved and authorized the execution of an advisory agreement dated January 1, 2017 (the “Advisory Agreement”), with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss, the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the Board. For three and six months ended June 30, 2017, the Company recognized $16,200 and $31,200, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including $1,200 in expense related to an annual equity incentive grant. No expense was recorded in 2016

Stock Awards Made to Fortress Employees

In April 2017, the Company made an option award to two employees of Fortress (see Note 7).

Note 5 - Commitments and Contingencies

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

As of June 30, 2017, the Company has not accrued any losses in connection with this litigation as the Company believes that Plaintiff's claims are without merit and intends to vigorously defend this lawsuit.  Even in the event of an adverse determination, Fortress and the Company intend to satisfy any judgment from sources other than newly issued shares of the Company to prevent dilution.

Note 6 - Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common shares pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of warrants or outstanding Class A preferred shares, as their inclusion would be anti-dilutive. The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive. Since there were no options or warrants outstanding as well as the conversion of rights as of June 30, 2016, the diluted loss per share equaled the basic loss per share during the period.

Potentially dilutive securities
	For the six months ended June 30
	2017	2016
Warrants (Note 7)	5,253,934	-
Options (Note 7)	1,241,675	-
Class A Preferred Shares (Note 7)	250,000	-
Unvested restricted stock awards (Note 7)	180,000	-
Unvested restricted stock units (Note 7)	110,000	-
Total	7,035,609	-

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

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

In February 2017, COH was granted 293,588 additional shares of the Company’s common stock; the shares were valued utilizing a weighted market model at approximately $5.73 per share or approximately $1.7 million. In February 2017, COH executed a waiver and acknowledgement agreement permitting issuance of the COH Anti-Dilution Shares in the form of Mustang common stock rather than Class A common shares as originally required, and such shares were issued. Therefore, in February 2017, the Company reclassed $1.7 million of common shares issuable liability to additional paid-in capital and issued 293,588 common shares to COH. As of June 30, 2017, COH owns 1,000,000 Class A common shares and 293,588 common shares.

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

On March 17, 2015, the Company entered into the Original Agreement with COH to acquire intellectual property rights pertaining to CAR-T. Pursuant to the Original Agreement, the Company paid COH an upfront fee of $2.0 million, in April 2015 (included in research and development-licenses acquired expenses on the Statements of Operations), and granted 1,000,000 shares of Mustang’s Class A common shares, representing 10% ownership of Mustang, as of such date.

Offerings and Issuances of Common Stock and Warrants

In September 2016, the Company entered into a Placement Agent Agreement with NSC relating to the Company’s offering of shares of common stock in a private placement. Pursuant to the Placement Agent Agreement, the Company agreed to pay NSC a cash fee of 10.0% of the gross proceeds from the offering and granted a warrant exercisable for shares of common stock equal to 10.0% of the aggregate number of shares of common stock sold in the offering (the “Placement Agent Warrants”). In addition, the Company and the investors entered into a unit purchase agreement (the “Unit Purchase Agreement”). The common stock and Warrants were sold in units, with each unit consisting of 10,000 shares of the Company’s common stock, and Warrants exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share. The purchase price was $65,000 per unit. The warrants have a five-year term and are only exercisable for cash.

On January 31, 2017, the Company closed the sixth round of financing totaling gross proceeds of $55.5 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of $5.5 million or approximately 10% of the gross proceeds. The Company issued 8,536,774 unregistered shares of common stock and 2,134,193 warrants in connection with this transaction. In addition, NSC received 853,677 warrants or approximately 10% of the shares issued.

On March 31, 2017, the Company closed the final round of financing totaling gross proceeds of $0.4 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of approximately $42,000 or approximately 10% of the gross proceeds. The Company issued 64,000 unregistered shares of common stock and 16,000 warrants in connection with this transaction. In addition, NSC received 6,400 warrants or approximately 10% of the shares issued.

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

Pursuant to the Founders Agreement, the Company issued 215,019 shares to Fortress in the period ending June 30, 2017, representing 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. For the six months ended June 30, 2017, the Company recorded expense of approximately $1.2 million, related to this issuance (based upon the fair value of common shares on the date of issuance), which is included in general and administrative expenses in the Company’s Statements of Operations.

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

The holders of the outstanding shares of Class A Preferred Stock shall receive on each March 13 (each a “PIK Dividend Payment Date”) after the original issuance date of the Class A Preferred Stock until the date all outstanding Class A Preferred Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and non-assessable shares of common stock such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to 2.5% of the Corporation’s fully-diluted outstanding capitalization on the date that is one business day prior to any PIK Dividend Payment Date (“PIK Record Date”). In the event the Class A Preferred Stock converts into common stock, the holders shall receive all PIK Dividends accrued through the date of such conversion. No dividend or other distribution shall be paid, or declared and set apart for payment (other than dividends payable solely in capital stock on the capital stock of the Company) on the shares of common stock until all PIK Dividends on the Class A Preferred Stock shall have been paid or declared and set apart for payment. All dividends are non-cumulative.

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

Stock Awards

Stock Options

On April 24, 2017, the Company announced that Manuel Litchman, M.D., had been appointed President and Chief Executive Officer. Dr. Litchman was also appointed to the Company’s Board of Directors.

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

The employment agreement grants Dr. Litchman an option to purchase 1,041,675 shares of the Company’s common stock to acquire shares of common stock of the Company (the “Option”). The Option has an exercise price per share equal to the fair market value of a share the Company’s common stock $5.73 on the date of the grant of the stock option, subject to the conditions and vesting schedule set forth in his Employment Agreement.

On April 7, 2017, the Company granted 200,000 options to two employees of Fortress, who provide services to the Company in connection with our research and development. These options have an exercise price of $5.73, representing the fair market value of a share the Company’s common stock on the date of the grant of the stock option.

Both grants have the following vesting schedule: 50% of the options vest over-time (“Time Based Option”) with 25% vesting over 12 months of continued service and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to continued employment. The remaining 50% (“The Performance Options”) vest and become exercisable upon the occurrence of the following milestones being achieved: (i) 25% of the Performance Options vest upon the dosing of the first patient in the first Phase 2 clinical trial of any Company product candidate, (ii) 25% of the Performance Options vest upon the dosing of the first patient in the first Phase 2 clinical trial of a second Company product candidate, (iii) 25% of the Performance Options vest upon the Company’s achievement of a fully-diluted market capitalization of $500,000,000 and (iv) 25% of the Performance Options vest upon the Company’s achievement of a fully-diluted market capitalization of $1,000,000,000.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, expected dividend yield, and a stock price of $5.73 or $5.5 million. Mustang does not expect to pay dividends in the foreseeable future. As a result, the expected dividend yield is 0%. The fair value associated with the market award vesting was determined utilizing a Monte Carlo simulation valuation methodology and the following assumptions:

June 30, 2017
Risk-free interest rate	2.38%
Expected dividend yield	-%
Expected term in years	5.5 – 10.0
Expected volatility	77.3%

The following table summarizes stock option activities for the six months ended June 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2016	-	$-	-
Options granted	1,241,675	$5.73	9.81
Options outstanding	1,241,675	5.73	9.81
Options vested and exercisable at June 30, 2017	-	$-	-

As of June 30, 2017, the Company had unrecognized stock-based compensation expense related to options of $2.8 million with a weighted average vesting period of 1.8 years.

Restricted Stock

In accordance with the Company’s Director Compensation Plan, the Company granted an aggregate 180,000 restricted shares to members of its board of directors, these shares commence vesting three years from the grant date of June 8, 2017. Annual grants to each director of 10,000 shares vest on the third anniversary of the grant with continuous service, while the initial grant of 50,000 vests in three equal tranches commencing on the third anniversary date of the grant and on each date thereafter so long as continuous service exists.

Mustang Bio, Inc.

Notes the Condensed Financial Statements

(Unaudited)

The following table summarizes restricted stock award activities for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	-	$-
Granted	180,000	5.73
Nonvested at June 30, 2017	180,000	$5.73

As of June 30, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock of $1.0 million with a weighted average vesting period of 3.8 years.

Restricted Stock Units

On June 8, 2017, the Company granted an aggregate of 110,000 restricted stock units to two employees. These grants vest over 4 years on the anniversary date.

The following table summarizes restricted stock units activities for the six months ended June 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	-	$-
Granted	110,000	5.73
Nonvested at June 30, 2017	110,000	$5.73

As of June 30, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock units of $0.6 million with a weighted average vesting period of 2.5 years.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2017 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Employee	$334	$-	$334	$-
Non-employee	63	-	63	-
Total stock-based compensation expense	$397	$-	$397	$-

Warrants

In connection with the Company’s offering of shares of common stock in a private placement, each investor received a warrant equal to 25% of the common shares purchased in connection with the offering. Further, NSC received the Placement Agent Warrants.

A summary of warrant activities for six months ended June 30, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,243,664	$7.98	5.16
Granted	3,010,270	8.50	4.58
Outstanding as of June 30, 2017	5,253,934	$8.28	4.62

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, we are developing our proprietary Chimeric Antigen Receptor (CAR) engineered T cells (CAR -T) technology, which we licensed from Dr. Stephen Forman’s laboratory at the City of Hope National Medical Center (“City of Hope” or “COH”) under a license agreement dated March 17, 2015 (the “Original Agreement”). CAR-T uses the patient’s own T cells to engage and destroy specific tumors. The process involves selecting specific T-cell subtypes, genetically engineering them to express chimeric antigen T cell receptors and placing them back in the patient where they recognize and destroy cancer cells.

On May 31, 2017, we entered into exclusive, worldwide licensing agreements with COH for the use of three novel CAR T therapies in the development of cancer treatments. The CAR T therapies covered under the agreements include: human epidermal growth factor receptor 2 (HER2) CAR T technology (HER2 Technology), which will initially be applied in the treatment of glioblastoma multiforme; CS1-specific CAR T technology (CS1 Technology) to be directed against multiple myeloma; and prostate stem cell antigen (PSCA) CAR T technology (PSCA Technology) to be used in the treatment of prostate cancer. All three technologies were developed in the laboratory of Stephen J. Forman, M.D., director of COH’s T cell Immunotherapy Research Laboratory.

In April 2017, we appointed Manuel Litchman, M.D., as President and Chief Executive Officer. Dr. Litchman also joined our Board of Directors. Michael S. Weiss, who oversaw Mustang’s corporate operations on an interim basis, will continue to serve as Chairman of the Board of Directors.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2017, we have an accumulated deficit of $25.9 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	For the three months ended June 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$2,494	$582	$1,912	329%
Research and development – licenses acquired	1,500	-	1,500	100%
General and administrative	1,671	458	1,213	265%
Total operating expenses	5,665	1,040	4,625	445%
Loss from operations	5,665	1,040	4,625	445%

Other income (expense)
Interest income	134	-	134	100%
Interest expense - related party	2	(93)	95	-102%
Total other expense	136	(93)	229	-246%
Net Loss	$(5,529)	$(1,133)	$(4,396)	388%

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

For the three months ended June 30, 2017 and 2016, research and development expenses were $2.5 million and $0.6 million, respectively. For the three months ended June 30, 2017, $1.0 million relates to the IL-13 CRA, $0.6 million relates to the CD123 CRA, $0.5 million relates to the quarterly expense related to our sponsored research agreement with COH, $0.2 million to personnel costs, $0.1 million to our Master Services Agreement (“MSA”) with Fortress and $0.1 million for stock compensation expense. For the three months ended June 30, 2016, $0.5 million relates to the quarterly expense related to our sponsored research agreement with the COH and $0.1 million of expense is related to our MSA with Fortress.

For the three months ended June 30, 2017 and 2016, research and development expenses - licenses acquired were approximately $1.5 million and nil, respectively. For the three months ended June 30, 2017, $0.3 million related to an upfront fee for our PSCA license, $0.6 million related to an upfront fee for our HER2 license and $0.6 million related to an upfront fee for our CS1 license. All three licenses were acquired from COH.

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

For the three months ended June 30, 2017 and 2016, general and administrative expenses were $1.7 million and $0.5 million, respectively. For the three months ended June 30, 2017, these expenses consisted of: $0.9 million of legal fees of which $0.4 million relates to patent pass through costs in connection with our licenses and $0.5 million relates to our defense in connection with a legal matter; $0.3 million for professional fees and outside services, $0.1 million of expense in connection with the MSA with Fortress, $0.1 million for personnel costs related to the hiring of our Chief Execute Officer in April and $0.3 million of stock compensation expense in connection with the equity award we made to our Chief Executive Officer. For the three months ended June 30, 2016, these expenses consisted of: $0.3 million of legal costs, $0.1 million of expense in connection with the MSA with Fortress and $0.1 million of professional fees and outside services.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;

•	stock compensation granted to key employees and non-employees;

•	support of business development activities; and

•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of the Six Months Ended June 30, 2017 and 2016

	For the six months ended June 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$3,200	$1,149	$2,051	179%
Research and development – licenses acquired	2,075	-	2,075	100%
General and administrative	3,696	713	2,983	418%
Total operating expenses	8,971	1,862	7,109	382%
Loss from operations	8,971	1,862	7,109	382%

Other income (expense)
Interest income	224	-	224	100%
Interest expense - related party	-	(174)	174	-100%
Total other expense	224	(174)	398	-229%
Net Loss	$(8,747)	$(2,036)	$(6,711)	330%

Research and Development Expenses

For the six months ended June 30, 2017 and 2016, research and development expenses were $3.2 million and $1.1 million, respectively. For the six months ended June 30, 2017, the increase of $2.1 million primarily relates to: $1.6 million in connection with our clinical research arrangements with COH: $0.6 million under the CD123 CRA and $1.0 million under the IL-13 CRA; $0.3 million for personnel cost due to the hiring of research and development employees and $0.1 million of stock compensation expenses in connection with grants made to employees and consultants. For the three months ended June 30, 2017 and 2016, we incurred costs of $1.0 million in connection with our sponsored research arrangements with COH.

For the six months ended June 30, 2017 and 2016, research and development expenses - licenses acquired were approximately $2.1 million and $0, respectively. For the six months ended June 30, 2017, we incurred $1.9 million of expenses in connection with our licenses for COH, these expenses consisted of: $0.3 million related to an upfront fee for our PSCA license, $0.6 million related to an upfront fee for our HER2 license, $0.6 million related to an upfront fee for our CS1 license, $0.1 million upfront payment related to the acquisition of our IV-ICV license and $0.3 million in connection with the achievement of a milestone pursuant to our IL-13 license. Additionally, we incurred expense of $0.2 million related to the acquisition of our license from UCLA.

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

For the six months ended June 30, 2017 and 2016, general and administrative expenses were $3.7 million and $0.7 million, respectively. For the six months ended June 30, 2017, the increase of $3.0 million relates to: $1.2 million of stock compensation expense related to the fee received by Fortress on third party financings pursuant to our Founders Agreement with Fortress, $0.7 million for legal fees, $0.4 million for outside services, $0.1 million of fees paid to our board of directors, $0.1 million of accounting services, $0.1 million of personnel costs related to the hiring of our chief executive officer and $0.3 million of stock compensation expenses related to our chief executive officers equity award.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2017, we had an accumulated deficit of $25.9 million.

From September 30, 2016 through June 30, 2017, we received gross proceeds of $95.0 million in seven separate private placement closings. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a purchase price of $65,000 per unit.

We expect to use the net proceeds from the above financing primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash balances at June 30, 2017 are sufficient to fund its anticipated operating cash requirements for approximately the next 12 months.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

	For the six months ended June 30,
($ in thousands)	2017	2016
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(3,010)	$(1,301)
Investing activities	(20,613)	-
Financing activities	49,914	1,301
Net increase in cash and cash equivalents	$26,291	$-

Operating Activities

Net cash used in operating activities was $3.0 million for the six months ended June 30, 2017, compared to $1.3 million for the six months ended June 30, 2016.

Net cash used in operating activities for the six months ended June 30, 2017 was primarily due to approximately $8.7 million in net loss offset by $2.0 million in change in operating liabilities, partially offset by approximately $1.2 million related to the issuance of common shares - Founders Agreement, $2.0 million of research and development-licenses acquired, and non-cash stock compensation expense of $0.4 million.

Net cash used in operating activities for the six months ended June 30, 2016 was primarily due to a $2.0 million in net loss, partially offset by $0.7 million related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $20.6 million for the six months ended June 30, 2017, representing our $20.0 million investment in certificates of deposits held to maturity and $0.6 million related to upfront payments relating to our licenses. There was no cash used or provided from investing activities for the six months ended June 30, 2016.

Financing Activities

Net cash provided by financing activities was $49.9 million during the six months ended June 30, 2017 due to $50.2 million net proceeds from issuance of common stock, offset by approximately $0.3 million of payment of the Fortress Note. Net cash provided by financing activities during the six months ended June 30, 2016 was due to $1.3 million in Fortress Note proceeds.

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

Based on our analysis, as of June 30, 2017, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2017, the Company has not accrued any losses in connection with this litigation as the Company believes that Plaintiff's claims are without merit and intends to vigorously defend this lawsuit.  Even in the event of an adverse determination, Fortress and the Company intend to satisfy any judgment from sources other than newly issued shares of the Company to prevent dilution.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we infringe their patents or misappropriated their technology, we could face a number of issues, including:

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

We are currently a party to license agreements with the City of Hope and the Regents of the University of California. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015, and have an accumulated deficit of $25.9 million as of June 30, 2017. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of June 30, 2017, we had $73.8 million in cash and short term investments (certificates of deposit). We cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on March 13 th, payable in shares of common stock in an amount equal to two and one-half percent (2.5%) of our fully-diluted outstanding capital stock as of the business day immediately prior to March 13 th of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if the value of Mustang has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Second Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Second Amended and Restated Founders Agreement).

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(b) Exhibits

Exhibit No.	Description

10.1	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (CSI) ^

10.2	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (PSCA) ^

10.3	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (HER2 CAR) ^

10.4	License Agreement dated March 17, 2017 by and between Mustang Bio, Inc. and The Regents of the University of California (PSCA) ^

10.5	License Agreement dated February 17, 2017 by and between Mustang Bio, Inc. and City of Hope (IV-ICV) ^

31.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

^	Confidential treatment has been requested with respect to omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 14, 2017	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David J. Horin
David J. Horin Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (CSI) ^

10.2	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (PSCA) ^

10.3	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (HER2 CAR) ^

10.4	License Agreement dated March 17, 2017 by and between Mustang Bio, Inc. and The Regents of the University of California (PSCA) ^

10.5	License Agreement dated February 17, 2017 by and between Mustang Bio, Inc. and City of Hope (IV-ICV) ^

31.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

^	Confidential treatment has been requested with respect to omitted portions of this exhibit.

