Form 10-Q/A
period 2017-06-30
MUSTANG BIO, INC.
filed 2017-11-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30929

MUSTANG BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3828760 (I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor

New York, New York 10014

(Address including zip code of principal executive offices)

(781) 652-4500

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Common Stock	Outstanding Shares as of November 13, 2017
Class A Common Stock, $0.0001 par value	1,000,000
Common Stock, $0.0001 par value	25,232,139

EXPLANATORY NOTE

MUSTANG BIO, INC. (the “Company”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 14, 2017, solely to correct a change to the exhibits. While the exhibit list of the Form 10-Q correctly included Exhibits 10.1, 10.2, and 10.3, we received further comments from the Securities and Exchange Commission on our Confidential Treatment Request that require additional revisions to the documents. They are now being filed with this 10-Q/A.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

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

MUSTANG BIO, INC.

November 14, 2017	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David J. Horin
David J. Horin Interim Chief Financial Officer (Principal Financial Officer)