Form 10-Q
period 2017-09-30
MUSTANG BIO, INC.
filed 2017-11-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(781) 652-4500

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Common Stock	Outstanding Shares as of November 13, 2017
Class A Common Stock, $0.0001 par value	1,000,000
Common Stock, $0.0001 par value	25,232,139

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,209	$27,499
Short-term investments (certificates of deposit) - held to maturity	34,088	-
Prepaid expenses	414	-
Interest receivables	35	-
Total current assets	67,746	27,499

Property and equipment	139	-
Total Assets	$67,885	$27,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,723	$683
Common shares issuable liability	-	1,682
Payables and accrued expenses - related party	69	445
Accrued interest - related party	-	413
Total Current Liabilities	2,792	3,223

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common shares, 25,232,139 and 15,165,244 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	2
Common stock issuable, 0 and 767,264 shares as of September 30, 2017 and December 31, 2016, respectively	-	4,396
Additional paid-in capital	97,897	36,998
Accumulated deficit	(32,807)	(17,120)
Total Stockholders’ Equity	65,093	24,276
Total Liabilities and Stockholders’ Equity	$67,885	$27,499

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations
($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,188	$569	$5,388	$1,718
Research and development – licenses acquired	300	-	2,375	-
General and administrative	4,596	1,101	8,293	1,814
Total operating expenses	7,084	1,670	16,056	3,532
Loss from operations	(7,084)	(1,670)	(16,056)	(3,532)

Other income (expense)
Interest income	144	-	369	-
Interest expense - related party	-	(46)	-	(220)
Interest expense	-	(156)	-	(156)
Change in fair value of derivative liabilities	-	2	-	2
Total other income (expense)	144	(200)	369	(374)
Net Loss	$(6,940)	$(1,870)	$(15,687)	$(3,906)

Net loss per common share outstanding, basic and diluted	$(0.27)	$(0.19)	$(0.63)	$(0.39)

Weighted average number of common shares outstanding, basic and diluted	26,186,924	10,089,269	24,936,626	10,130,338

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statement of Stockholders’ Equity
($ in thousands)

(Unaudited)

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2016	250,000	$-	1,000,000	$-	15,165,244	$2	$4,396	$36,998	$(17,120)	$24,276
Issuance of common shares - Founders Agreement	-	-	-	-	982,533	-	(4,396)	5,630	-	1,234
Issuance of common shares for license expenses	-	-	-	-	293,588	-	-	1,682	-	1,682
Issuance of common shares and warrants for cash	-	-	-	-	8,610,774	1	-	55,969	-	55,970
Offering cost	-	-	-	-	-	-	-	(5,674)	-	(5,674)
Stock-based compensation expenses	-	-	-	-	180,000	-	-	1,230	-	1,230
Capital contribution from Fortress	-	-	-	-	-	-	-	2,062	-	2,062
Net loss	-	-	-	-	-	-	-	-	(15,687)	(15,687)
Balances at September 30, 2017	250,000	$-	1,000,000	$-	25,232,139	$3	$-	$97,897	$(32,807)	$65,093

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,687)	$(3,906)
Research and development-licenses acquired, expensed	2,375	-
Issuance of common shares - Founders Agreement	1,234	274
Amortization of debt discount	-	90
Change in fair value of derivative liabilities	-	(2)
Stock-based compensation expenses	1,230	-
Capital contribution from Fortress	2,062	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(414)	-
Interest receivables	(35)	-
Accounts payable and accrued expenses	1,923	1,025
Payable and accrued expenses - related party	(56)	375
Accrued interest - related party	(413)	278
Net cash used in operating activities	(7,781)	(1,866)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	(34,088)	-
Purchase of research and development licenses	(2,375)	-
Purchase of fixed assets - construction-in-process	(22)	-
Net cash used in investing activities	(36,485)	-

Cash Flows from Financing Activities:
Proceeds from Fortress Note	-	1,963
Payment of Fortress Note	(320)	(3,533)
Proceeds from NSC Note	-	3,600
Payment of debt issue costs associated with NSC Note	-	(129)
Proceeds from issuance of common stock and warrants, net of offering cost of $5,674 and $0, respectively	50,296	11,083
Net cash provided by financing activities	49,976	12,984

Net change in cash and cash equivalents	5,710	11,118
Cash and cash equivalents, beginning of the period	27,499	-
Cash and cash equivalents, end of the period	$33,209	$11,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$413	$-

Supplemental disclosure of noncash investing and financing activities:
Construction-in-progress included in accounts payable and accrued expenses	$117	$-
Issuance of common shares - Founders Agreement	$4,396	$190
Warrant liability associated with NSC Note	$-	$634
Common shares issuable for license acquired	$1,682	$-

The accompanying notes are an integral part of these condensed financial statements.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

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

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, the Company had an accumulated deficit of $32.8 million.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances and short-term investments held to maturity at September 30, 2017, are sufficient to fund its anticipated operating cash requirements for at least the next 12 months.

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

Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016, which were included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2017. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 31, 2017, with the exception of the policies listed below.

Short-term Investments – Held to Maturity

The Company classifies its certificates of deposit as cash and cash equivalents or held to maturity in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. The Company considers all investments with an original maturity in excess of three months when purchased to be short-term investments. Investments consist of short-term FDIC insured certificates of deposit carried at amortized cost using the effective interest method. The cost of the Company’s certificates of deposit approximated fair value. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period.

At September 30, 2017, the Company had approximately $40.1 million in certificates of deposit with no more than $250,000 at any individual institution. The Company classified $6.0 million as cash and cash equivalents and classified $34.1 million of its certificates of deposits as held-to-maturity as of September 30, 2017. There were no short-term investments as of December 31, 2016. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

 Stock-Based Compensation

The Company expenses stock-based compensation to employees and board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For stock-based compensation awards to non-employees, the Company measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Property and equipment – construction in process

Leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the respective leases, upon the improvement being placed in service. In connection with the Company’s manufacturing facility, the Company incurred $0.1 million related to the design of the facility which is recorded in property and equipment on the condensed balance sheet at September 30, 2017. Upon completion of the buildout all costs associated with the buildout will be recorded as leasehold improvements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09 Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material impact on the Company’s condensed financial statements and related disclosures.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for fiscal periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2017. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting this standard on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its condensed statements of cash flows and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the condensed financial statements and disclosures, but does not expect it to have a significant impact.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

Note 3 - License Agreements and Clinical Research Support Agreements

City of Hope Licenses

In February, 2017, the Company and City of Hope National Medical Center (“City of Hope” or “COH”) amended and restated their license agreement, dated March 17, 2015 (the “Original Agreement”), in connection with the covered patents by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL13Rα2 and one relating to the Spacer technology, that amended the Original Agreement in certain other respects, and collectively replace the Original Agreement in its entirety. The total potential consideration payable to COH by the Company, in equity or cash, did not, in the aggregate, change materially from the Original Agreement. As of September 30, 2017, COH owns 1,000,000 Class A common shares and 293,588 common shares representing approximately 5.0% of ownership, at September 30, 2017 and has the right to appoint a director to the Board of Directors (the “Board”).

 In addition, the Company entered into a sponsored research agreement with COH in which the Company will fund continued research in the amount of $2.0 million per year, payable in four equal installments, until 2020. The research covered under this arrangement is for IL13Rα2, CD123 and the Spacer technology. For the three months ended September 30, 2017 and 2016, the Company recorded $0.5 million and $0.5 million, respectively, in research and development expenses on the condensed statement of operations in connection with this agreement. For the nine months ended September 30, 2017 and 2016, the Company recorded $1.5 million and $1.5 million, respectively, on research and development expenses in the condensed statement of operations in connection with this agreement.

In December 2016, the Company entered into two consulting agreements, one with two COH scientists, whereby effective January 1, 2017, in exchange for services provided to the Company each consultant shall be paid $60,000 per year, paid quarterly, through January 31, 2019. Further, each consultant has agreed to serve on our Scientific Advisory Board on an as needed basis, and will receive additional compensation for those services. In addition, for services provided during the fourth quarter of 2016, pursuant to the terms of the agreement each consultant earned $60,000, which was paid in the first quarter of 2017. For the three and nine months ended September 30, 2017, the Company recorded $60,000 and $90,000, respectively, on the condensed statement of operations in connection with these agreements.

CD123 License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to CD123 (the “CD123 License”). Pursuant to the CD123 License, the Company and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

CD123 CRA

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the three and nine months ended September 30, 2017 the Company recorded $0.6 million and $1.2, respectively, in research and development expenses under the CD123 CRA on the condensed statement of operations. The Company recorded no expenses in 2016 related to this arrangement.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

IL13Rα2 License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to IL13Rα2 (the “IL13Rα2 License”). Pursuant to the IL13Rα2 License, the Company and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IL13Rα2 CRA

In February 2017, the Company entered into a Clinical Research Support Agreement for IL13Rα2 (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13Rα2. For the three and nine months ended September 30, 2017 the Company recorded $0.2 million and $1.2 million respectively, in research and development expenses under the IL13Rα2 CRA on the condensed statement of operations. The Company recorded no expenses in 2016 related to this arrangement.

Spacer License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to Spacer (the “Spacer License”). Pursuant to the Spacer License, the Company and COH acknowledged that an upfront fee has already been paid under the Original Agreement. In addition, COH will receive an annual maintenance fee of $10,000. No royalties are due if the Spacer technology is used in conjunction with a CD123 CAR or an IL13Rα2 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IV/ICV License

In February 2017, the Company entered into an exclusive license agreement (the “IV/ICV License”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV License, in March 2017, the Company paid COH an upfront fee of $0.1 million. COH is eligible to receive a milestone payment totaling approximately $0.1 million, upon and subject to the achievement of a milestone, and an annual maintenance fee. Royalty payments in the low single digits are due on net sales of licensed products.

HER2 Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “HER2 Agreement”) with the COH for the use of human epidermal growth factor receptor 2 (HER2) CAR T technology (HER2 Technology), which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to the HER2 Agreement, the Company paid an upfront fee of $0.6 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

CS1 Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “CS1 Agreement) with the COH for the use of CS1-specific CAR T technology (CS1 Technology) to be directed against multiple myeloma. Pursuant to the CS1 Agreement, the Company paid an upfront fee of $0.6 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

PSCA Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “PSCA Agreement”) with the COH for the use of prostate stem cell antigen (PSCA) CAR T technology (PSCA Technology) to be used in the treatment of prostate cancer. Pursuant to the PSCA Agreement, the Company paid an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

University of California License

On March 17, 2017, the Company entered into an exclusive license agreement with the Regents of the University of California (the “UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. Pursuant to the UCLA License, the Company paid UCLA the upfront fee of $0.2 million and will owe an annual maintenance fee of $15,000 for the first two years, $25,000 for years three and four, and $50,000 per year thereafter. Additional payments are due for the achievement of seven development milestones, totaling $14.3 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

Fred Hutchinson Cancer Research Center License

CD20 Technology License

On July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD20 Technology License”). Pursuant to the CD 20 Technology License, the Company paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by the Company of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million and royalty payments in the mid-single digits are due on net sales of licensed products.

CD20 CTA

Also, on July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, Mustang entered into an investigator-initiated clinical trial agreement (“CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. For the three and nine months ended September 30, 2017, the Company recorded $88,000 of expense in connection with this agreement. Further the Company made an upfront payment of $0.4 million recorded on the condensed balance sheets as of September 30, 2017, as a prepaid expense, in connection with a startup fee related to the study.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

Research and Development Expenses – All Licenses

For the three and nine months ended September 30, 2017 and 2016, the Company recorded the following expense in research and development for licenses acquired:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
City of Hope
IL13Rα2	$-	$-	$250	$-
IV/ICV	-	-	125	-
PSCA	-	-	300	-
HER2	-	-	600	-
CS-1	-	-	600	-

UCLA	-	-	200	-
Fred Hutch CD20	300	-	300	-
Total	$300	$-	$2,375	$-

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

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

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

For the three months ended September 30, 2017 and 2016, the Company recorded approximately $0.1 million and $0.1 million, respectively, as expense related to the MSA. For the nine months ended September 30, 2017 and 2016, the Company recorded approximately $0.4 million and $0.4 million, respectively, as expense related to the MSA. For the three and nine months ended September 30, 2017 and 2016, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses on the condensed consolidated statement of operations.

Consulting Agreement with Chord Advisors, LLC (“Chord”)

On April 8, 2016, the Company entered into a full-service consulting agreement with Chord to provide advisory accounting services to the Company. Under the terms of the agreement, the Company paid Chord up to $5,000 per month to perform back office accounting functions, accounting analysis and financial reporting prior to the Company’s filing of its Registration Statement on Form 10 on July 27, 2016, and $7,500 per month following that date. Either party upon 30-days written notice can terminate the agreement. In addition to these services, Mr. Horin, a Managing Partner of Chord, serves as the Company’s Interim Chief Financial Officer. Chord also provides advisory accounting services to Fortress under a separate agreement. For the three months ended September 30, 2017 and 2016, $22,500 and $17,500, respectively, of expense was recognized. For the nine months ended September 30, 2017 and 2016, $67,500 and $30,300, respectively, of expense was recognized. The expense was recorded in general and administrative expenses on the condensed statements of operations.

Payable and Accrued Expenses Related Party

The Company had a working capital promissory note with Fortress, which was paid in full in 2016. In 2017, in the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payable and accrued expenses – related party and are reimbursed to Fortress in the normal course of business.

National Securities Inc.

Fortress owns approximately 56.6% of National Holdings Corporation (“NHLD”). National Securities Inc. (“NSC”) a subsidiary of NHLD acted as placement agent for the Company’s third-party financings (see Note 6). For the nine months ended September 30, 2017, the Company paid NSC placement agent fees of $5.6 million and issued to NSC 861,077 warrants to purchase the Company’s common stock. The warrants have a five-year term and an exercise price of $8.50 per share. No fees were incurred for the three and nine months ended September 30, 2016.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

Director Compensation

Dr. Rosenwald

Pursuant to the terms of the Director Compensation Plan, Dr. Rosenwald will receive a cash fee of $50,000 per year paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For the three and nine months ended September 30, 2017, the Company recognized $12,500 and $25,052, in expense in its Condensed Statements of Operations related to the director compensation, including approximately $4,900 in expense related to an annual equity incentive grant of 10,000 restricted shares. No expense was recorded in 2016.

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

The Board of the Company by unanimous written consent approved and authorized the execution of an advisory agreement dated January 1, 2017 (the “Advisory Agreement”), with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss, the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For three and nine months ended September 30, 2017, the Company recognized $15,000 and $46,200, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $4,800 and $6,000, respectively, in expense related to an annual equity incentive grant of 10,000 restricted shares. No expense was recorded in 2016.

Stock Awards Made to Fortress Employees

In April 2017, the Company made an option award to two employees of Fortress (see Note 7).

Note 5 - Commitments and Contingencies

Litigation

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles. Winson Tang v. Lindsay Rosenwald et al., Case No. BC607346. As amended, the Complaint requested a declaration that Plaintiff was a 15% owner of the Company’s outstanding shares, and alleged two claims for breach of contract against other Defendants. On November 3, 2017, Plaintiff and Defendants entered into a Settlement Agreement. The Settlement Agreement did not require issuance of any new shares of the Company.

In connection with the legal settlement, above, Fortress is required to deliver 200,000 Mustang common shares, held by Fortress, to Plaintiff in accordance with this settlement arrangement. At September 30, 2017, the Company recorded this transaction as a capital contribution from Fortress and a corresponding expense of approximately $2.1 million based upon the closing share price of Mustang shares as of the date of the Settlement Agreement. In addition to the share issuance the Company paid, in November 2017, a $0.1 million cash settlement to the plaintiff, such amount was accrued as of September 30, 2017 and recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

Note 6 - Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less unvested restricted stock. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common shares pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of warrants or outstanding Class A preferred shares, as their inclusion would be anti-dilutive. The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

Potentially dilutive securities

	For the nine months ended September 30
	2017	2016
Warrants (Note 7)	5,257,434	670,191
Options (Note 7)	1,241,675	-
Class A Preferred Shares (Note 7)	250,000	250,000
Unvested restricted stock awards (Note 7)	180,000	-
Unvested restricted stock units (Note 7)	110,000	-
Total	7,039,109	920,191

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

In February 2017, COH executed a waiver and acknowledgement agreement permitting issuance of the COH Anti-Dilution Shares in the form of Mustang common stock rather than Class A common shares as originally required, and such shares were issued. Therefore, in February 2017, the Company reclassed $1.7 million of common shares issuable liability to additional paid-in capital and issued 293,588 common shares to COH. As of September 30, 2017, COH owns 1,000,000 Class A common shares and 293,588 common shares. The shares were valued utilizing a weighted market model at approximately $5.73 per share or approximately $1.7 million.

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

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

On March 17, 2015, the Company entered into the Original Agreement with COH to acquire intellectual property rights pertaining to CAR-T, (see Note 3). Pursuant to the Original Agreement, the Company paid COH an upfront fee of $2.0 million, in April 2015 (included in research and development-licenses acquired expenses on the Statements of Operations), and granted 1,000,000 shares of Mustang’s Class A common shares, representing 10% ownership of Mustang, as of such date.

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

On March 31, 2017, the Company closed the seventh round of financing totaling gross proceeds of $0.4 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of approximately $42,000 or approximately 10% of the gross proceeds. The Company issued 64,000 unregistered shares of common stock and 16,000 warrants in connection with this transaction. In addition, NSC received 6,400 warrants or approximately 10% of the shares issued.

On August 3, 2017, the Company closed the final round of financing totaling gross proceeds of $65,000. The Company issued 10,000 unregistered shares of common stock and 2,500 warrants in connection with this transaction. In addition, NSC received 1,000 warrants or approximately 10% of the shares issued.

Common Share Issuances to Fortress

Pursuant to the Founders Agreement, the Company issued 215,269 shares and 47,870 shares to Fortress during the nine months ended September 30, 2017 and September 30, 2016, respectively, representing 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. For the nine months ended September 30, 2017 and September 30, 2017, the Company recorded expense of approximately $1.2 million and $0.3 million, respectively, related to this issuance (based upon the fair value of common shares on the date of issuance), which is included in general and administrative expenses in the Company’s Statements of Operations.

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

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

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

The employment agreement grants Dr. Litchman an option to purchase 1,041,675 shares of the Company’s common stock (the “Option”). The Option has an exercise price per share equal to the fair market value of a share the Company’s common stock, $5.73 on the date of the grant of the stock option, subject to the conditions and vesting schedule set forth in his Employment Agreement.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

On April 7, 2017, the Company granted 200,000 options to two employees of Fortress, who provide services to the Company in connection with our research and development. These options have an exercise price of $5.73, representing the fair market value of a share the Company’s common stock on the date of the grant of the stock option.

Both grants have the following vesting schedule: 50% of the options vest over-time (“Time Based Option”) with 25% vesting over 12 months of continued service and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to continued employment. The remaining 50% (the “Performance Options”) vest and become exercisable upon the occurrence of the following milestones being achieved: (i) 25% of the Performance Options vest upon the dosing of the first patient in the first Phase 2 clinical trial of any Company product candidate, (ii) 25% of the Performance Options vest upon the dosing of the first patient in the first Phase 2 clinical trial of a second Company product candidate, (iii) 25% of the Performance Options vest upon the Company’s achievement of a fully-diluted market capitalization of $500,000,000 and (iv) 25% of the Performance Options vest upon the Company’s achievement of a fully-diluted market capitalization of $1,000,000,000.

The value of the stock options granted approximated $5.5 million and was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, expected dividend yield, and an exercise price of $5.73. Mustang does not expect to pay dividends in the foreseeable future. As a result, the expected dividend yield is 0%. The fair value associated with the market award vesting was determined utilizing a binomial valuation methodology and the following assumptions:

September 30, 2017
Risk-free interest rate	1.81% - 2.38%
Exercise Price	$5.73
Expected term in years	5.5 - 10.0
Expected volatility	77.3%

The following table summarizes stock option activities for the nine months ended September 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2016	-	$-	-
Options granted	1,241,675	5.73	9.56
Options outstanding	1,241,675	5.73	9.56
Options vested and exercisable at September 30, 2017	-	$-	-

As of September 30, 2017, the Company had unrecognized stock-based compensation expense related to options of $2.3 million with a weighted average vesting period of 1.61 years.

Restricted Stock

In accordance with the Company’s Director Compensation Plan, the Company granted an aggregate 180,000 restricted shares to members of its board of directors, these shares commence vesting three years from the grant date of June 8, 2017. Annual grants to each director of 10,000 shares vest on the third anniversary of the grant with continuous service, while the initial grant of 50,000 vests in three equal tranches commencing on the third anniversary date of the grant and on each date thereafter so long as continuous service exists. See Note 4 for grants made to Dr. Rosenwald and Mr. Weiss for their service as Directors to the Company.

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

The following table summarizes restricted stock award activities for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	-	$-
Granted	180,000	5.73
Nonvested at September 30, 2017	180,000	$5.73

As of September 30, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock of $1.0 million with a weighted average vesting period of 3.53 years.

Restricted Stock Units

On June 30, 2017, the Company granted an aggregate of 110,000 restricted stock units to two employees. These grants vest over 4 years on the anniversary date of the grant.

The following table summarizes restricted stock units activities for the nine months ended September 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	-	$-
Granted	110,000	5.73
Nonvested at September 30, 2017	110,000	$5.73

As of September 30, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.6 million with a weighted average vesting period of 2.25 years.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2017 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Employee	$576	$-	$909	$-
Non-employee	258	-	321	-
Total stock-based compensation expense	$834	$-	$1,230	$-

Warrants

In connection with the Company’s offering of shares of common stock in a private placement, each investor received a warrant equal to 25% of the common shares purchased in connection with the offering. Further, NSC received Placement Agent Warrants.

A summary of warrant activities for nine months ended September 30, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,243,664	$7.98	5.16
Granted	3,013,770	8.50	4.34
Outstanding as of September 30, 2017	5,257,434	$8.28	4.37

Mustang Bio, Inc.

Notes to the Condensed Financial STATEMENTS

(UNAUDITED)

Upon the exercise of warrants, the Company will issue new shares of common stock.

Note 8 – Subsequent Events

On October 27, 2017, Mustang entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation (“Landlord”). Pursuant to the terms of the lease agreement, Mustang agreed to lease 27,043 sf from the Landlord, located at 377 Plantation Street in Worcester, MA (the “Facility”), through November 2026, subject to additional extensions at Mustang’s option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis. Mustang plans to make improvements to the facility of approximately $3.5 million.

The terms of the lease also require that Mustang post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which shall increase to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) when the Facility is fully occupied by Mustang. After the fifth lease year, the letter of credit obligation is subject to reduction.

The Facility is expected to be operational for the production of personalized CAR T therapies in 2018.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the acquisition, development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. We have partnered with the City of Hope National Medical Center (“COH”) and Fred Hutchinson Cancer Research Center (“Fred Hutch”) in the development of proprietary chimeric antigen receptor (CAR) engineered T cell (CAR T) therapies across many cancers. We believe that harnessing the body’s own immune system to treat cancer is the next generation of cancer care that may prove curative across tumor types that have proved resilient to standard pharmacological and biological treatments.  CAR T uses the patient’s own T-cells to engage and destroy specific tumors.  The process involves selecting specific T-cell subtypes, genetically engineering them to express chimeric antigen T-cell receptors and placing them back in the patient where they recognize and destroy cancer cells.

In September 2017, we entered into an exclusive, worldwide licensing agreement with Fred Hutch, effective July 3, 2017, for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD20 Technology” or “CD 20”). The CAR T was developed in the laboratory of Oliver Press, M.D., Ph.D., and Brian Till, M.D., in Fred Hutch’s Clinical Research Division. As part of the transaction, we also entered into an investigator-initiated clinical trial agreement to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. We expect to initiate this trial the fourth quarter of 2017, and will be led by principal investigator Mazyar Shadman, M.D., Assistant Member of Fred Hutch’s Clinical Research Division.

On August 22, 2017, we commenced trading on the Nasdaq Global Market under the symbol MBIO.

On May 31, 2017, we entered into exclusive, worldwide licensing agreements with COH for the use of three novel CAR T therapies in the development of cancer treatments. The CAR T therapies covered under the agreements include: human epidermal growth factor receptor 2 (HER2) CAR T technology (HER2 Technology), which will initially be applied in the treatment of glioblastoma multiforme; CS1-specific CAR T technology (CS1 Technology) to be directed against multiple myeloma; and prostate stem cell antigen (PSCA) CAR T technology (PSCA Technology) to be used in the treatment of prostate cancer. All three technologies were developed in the laboratory of Stephen J. Forman, M.D., director of COH’s T cell Immunotherapy Research Laboratory, and are still in preclinical development. Currently, we have two candidates undergoing Phase 1 studies at COH: IL13Rα2 CAR T technology (IL13Rα2 Technology) for glioblastoma and CD123 CAR T technology (CD123 Technology) for acute myeloid leukemia (AML) and blastic plasmacytoid dendritic cell neoplasm (BPDCN).

In April 2017, we appointed Manuel Litchman, M.D., as President and Chief Executive Officer. Dr. Litchman also joined our Board of Directors. Michael S. Weiss, who oversaw Mustang’s corporate operations on an interim basis, will continue to serve as Chairman of the Board of Directors.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, we have an accumulated deficit of $32.8 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	For the three months ended September 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$2,188	$569	$1,619	285%
Research and development – licenses acquired	300	-	300	100%
General and administrative	4,596	1,101	3,495	317%
Total operating expenses	7,084	1,670	5,414	324%
Loss from operations	(7,084)	(1,670)	(5,414)	324%

Other income (expense)
Interest income	144	-	144	100%
Interest expense - related party	-	(46)	46	-100%
Interest expense	-	(156)	156	-100%
Change in fair value of derivative liabilities	-	2	(2)	-100%
Total other expense	144	(200)	344	-172%
Net Loss	$(6,940)	$(1,870)	$(5,070)	271%

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third-party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies.

For the three months ended September 30, 2017 and 2016, research and development expenses were $2.2 million and $0.6 million, respectively. The increase of $1.6 million pertains to: $0.2 million in connection with our IL13Ra2 Clinical Research Agreement (“CRA”), $0.6 million in connection with our CD123 CRA, and $88,000 related to our CRA with Fred Hutch. Additionally, we incurred $0.3 million for personnel costs, $0.1 million for other activities and $0.3 million in stock compensation for equity awards to employees and consultants.

For the three months ended September 30, 2017 and 2016, research and development expenses for licenses acquired were approximately $0.3 million and nil. The increase of $0.3 million pertains to the acquisition of our license from Fred Hutch for CD20.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	employee-related expenses, which include salaries and benefits, and rent expense;

•	license fees and milestone payments related to in-licensed products and technology;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial materials; and

•	costs associated with non-clinical activities, and obtaining regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the three months ended September 30, 2017 and 2016, general and administrative expenses were $4.6 million and $1.1 million, respectively. The increase of $3.5 million is attributed to $0.5 million of legal fees, $0.3 million of costs associated with our listing on the Nasdaq Global Market, $2.2 million related to a legal settlement of which $2.1 million relates to the value of the 200,000 Mustang common shares contributed by Fortress and $0.1 million relates to a cash payment, $0.2 million of personnel costs and $0.1 million of consulting fees. Additionally, stock compensation expense increased by $0.2 million primarily related to $0.5 million for the equity award to our chief executive officer offset by a reduction of $0.3 million of expense recognized in 2016 relating to a financing fee we paid to Fortress in connection with our capital raise.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities, including additional product candidates entering the clinic;

•	stock compensation granted to key employees and non-employees;

•	support of business development activities; and

•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	For the nine months ended September 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$5,388	$1,718	$3,670	214%
Research and development – licenses acquired	2,375	-	2,375	100%
General and administrative	8,293	1,814	6,479	357%
Total operating expenses	16,056	3,532	12,524	355%
Loss from operations	(16,056)	(3,532)	(12,524)	355%

Other income (expense)
Interest income	369	-	369	100%
Interest expense - related party	-	(220)	220	-100%
Interest expense	-	(156)	156	-100%
Change in fair value of derivative liabilities	-	2	(2)	-100%
Total other expense	369	(374)	743	-199%
Net Loss	$(15,687)	$(3,906)	$(11,781)	302%

Research and Development Expenses

For the nine months ended September 30, 2017 and 2016, research and development expenses were $5.4 million and $1.7 million, respectively. The increase of $3.7 million consists of $1.3 million for costs under the CD123 CRA, $1.2 million for costs under the IL13Ra2 CRA, $88,000 in connection with our Fred Hutch CRA, $0.5 million for personnel cost due to the hiring of research and development employees, $0.4 million of stock compensation expenses in connection with grants made to employees and consultants, and $0.2 million related to outside services.

For the nine months ended September 30, 2017 and 2016, research and development expenses for licenses acquired were approximately $2.4 million and nil, respectively. The increase of $2.4 million is attributed to $0.3 million related to an upfront fee for our PSCA license, $0.6 million related to an upfront fee for our HER2 license, $0.6 million related to an upfront fee for our CS1 license, $0.1 million upfront payment related to the acquisition of our IV-ICV license and $0.3 million in connection with the achievement of a milestone pursuant to our IL13Ra2 license. Additionally, we incurred expenses of $0.2 million related to the acquisition of our license from UCLA and $0.3 million related to the acquisition of our license from Fred Hutch for CD20.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	employee-related expenses, which include salaries and benefits, and rent expense;

•	license fees and milestone payments related to in-licensed products and technology;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial materials; and

•	costs associated with non-clinical activities, and obtaining regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the nine months ended September 30, 2017 and 2016, general and administrative expenses were $8.3 million and $1.8 million, respectively. For the nine months ended September 30, 2017, the increase of $6.5 million relates to $1.8 million in stock compensation expense, of which $1.0 million is related to the fee received by Fortress on third party financings pursuant to our Founders Agreement with Fortress and $0.8 million related to expense for the equity award to our CEO, $1.2 million for legal fees, $0.9 million for outside services of which $0.3 million relates to cost in connection with our listing on Nasdaq, $0.3 million of personnel costs primarily related to the hiring of our chief executive officer and $2.2 million related to a legal settlement.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities, including additional product candidates entering the clinic;

•	stock compensation granted to key employees and non-employees;

•	support of business development activities; and

•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, we had an accumulated deficit of $32.8 million.

From September 30, 2016 through September 30, 2017, we received net proceeds of $50.3 million in eight separate private placement closings. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a purchase price of $65,000 per unit.

We expect to use the net proceeds from the above financing primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and short-term investment balances at September 30, 2017 are sufficient to fund our anticipated operating cash requirements for at least the next 12 months.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

	For the nine months ended September 30,
($ in thousands)	2017	2016
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(7,781)	$(1,866)
Investing activities	(36,485)	-
Financing activities	49,976	12,984
Net increase in cash and cash equivalents	$5,710	$11,118

Operating Activities

Net cash used in operating activities was $7.8 million for the nine months ended September 30, 2017, compared to $1.9 million for the nine months ended September 30, 2016.

Net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to approximately $15.7 million in net loss, partially offset by $1.0. million in change in operating liabilities, approximately $1.2 million related to the issuance of common shares under the Founders Agreement, $2.4 million of research and development-licenses acquired, $1.2 million of non-cash stock compensation expenses and approximately $2.1 million of capital contribution from Fortress.

Net cash used in operating activities for the nine months ended September 30, 2016, of $1.9 million was primarily due to a $3.9 million in net loss, partially offset by $1.7 million related to changes in operating assets and liabilities and $0.3 million related to the issuance of common shares under the Founders Agreement.

Investing Activities

Net cash used in investing activities was $36.5 million for the nine months ended September 30, 2017, representing our $34.1 million investment in certificates of deposits held to maturity and $2.4 million related to upfront payments relating to our licenses. There was no cash used or provided from investing activities for the nine months ended September 30, 2016.

Financing Activities

Net cash provided by financing activities was $50.0 million during the nine months ended September 30, 2017 due to $50.3 million of net proceeds from issuance of common stock, offset by approximately $0.3 million of proceeds used to repay the Fortress Note. Net cash provided by financing activities of $13.0 million during the nine months ended September 30, 2016 was due to $11.1 million of net proceeds for the issuance of common stock and $3.6 million of proceeds from our NSC Note and $1.9 million of proceeds from our Fortress Note off set by the repayment of our Fortress Note of $3.6 million.

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

Based on our analysis, as of September 30, 2017, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles.  Winson Tang v. Lindsay Rosenwald et al., Case No. BC607346.  As amended, the Complaint requested a declaration that Plaintiff was a 15% owner of the Company’s outstanding shares, and alleged two claims for breach of contract against other Defendants.  On November 3, 2017, Plaintiff and Defendants entered into a Settlement Agreement.  The Settlement did not require issuance of any new shares of the Company (see Note 5).

Item 1A	Risk Factors

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in early stage clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug.

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

Preclinical development is highly speculative and has a high risk of failure.

Three of our current product candidates are in Phase 1 clinical trials and three are preclinical. Our preclinical product candidates have never been used in humans. Preclinical development is highly speculative and carries a high risk of failure. We can provide no assurances that preclinical toxicology and/or preclinical activity of our product candidates will support moving any of these product candidates into clinical development. If we are unsuccessful in our preclinical development efforts for any of these product candidates and they fail to reach clinical development, it would have a material adverse effect on our business and financial condition.

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

Moreover, in all interactions with regulatory authorities, we are exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.

If any of our product candidates is approved and we or our contract manufacturer(s) fail to produce the product in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of our product candidates or be unable to meet market demand, and may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We may enter into development and supply agreements with contract manufacturers for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies for one or more of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition, and frustrate any commercialization efforts for each respective product candidate.

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program, and we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product and customer confidence in our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

If the commercial manufacturers upon whom we may rely to manufacture one or more of our product candidates, and any future product candidate we may in-license, fail to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

If one or more of our product candidates or any future product candidate are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause serious side effects that prevented further development of the compound. In the event that our clinical trials reveal a high or unacceptable severity and prevalence of side effects, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and has resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating market acceptance and revenues from the sale of that product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

One or more of our product candidates that we may license or acquire will also be subject to ongoing requirements and review of the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug, and requirements regarding our presentations to and interactions with health care professionals.

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

Healthcare providers, physicians and third-party payors in the US and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014 and is annually updated; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the US generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, corrective advertising, injunctions or criminal prosecution, any of which could harm our business.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Legislative proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been raised in Congress, but have been met with opposition and have not been enacted so far.

The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has in the past proposed to test alternative payment methodologies for drugs covered under the Part B program and currently is proposing to pay hospitals less for Part B-covered drugs purchased through the 340B Drug Pricing Program.

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

We may not be able to initiate or continue clinical trials for one or more of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including, but not necessarily limited to:

•	the severity of the disease under investigation;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the number of clinical trials sponsored by other companies for the same patient population;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

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

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	changes in regulatory requirements by government authorities for our product candidates;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

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

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or manufacturing personnel. While we have signed a lease to construct our own facility (See Note 8 to Unaudited Condensed Financial Statements), currently we rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may also rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of one or more product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our drugs, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

One or more of the product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers. The DEA restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for one or more of our product candidates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We also expect to rely on other third parties to distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

Because we have in-licensed the rights to all of our product candidates from COH and Fred Hutch, and in the future will continue to in-license from additional third parties, if there is any dispute between us and our licensor regarding our rights under our license agreement, our ability to develop and commercialize these product candidates may be adversely affected. Any uncured, material breach under our license agreement could result in our loss of exclusive rights to our product candidate and may lead to a complete termination of our related product development efforts.

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

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;

•	suspension or termination of clinical trial sites or entire trial programs;

•	decreased demand for any product candidates or products that we may develop;

•	initiation of investigations by regulators;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize our product candidate or future product candidates.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on novel combinations of CAR-T cells with immuno-oncology antibodies and small molecule kinase inhibitors. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including, but not necessarily limited to:

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

We are currently reliant on the City of Hope National Medical Center and the Fred Hutchinson Cancer Research Center for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH and Fred Hutch pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his laboratory team at COH and of Dr. Brian Till and his laboratory team at Fred Hutch. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

There are many different types of cancer, and a treatment that is effective against one type of cancer may not be effective against another. CAR-T or other technologies we pursue may only be effective in combating specific types of cancer but not others. Even if one or more of our products proves to be an effective treatment against a given type of cancer, the number of patients suffering from such cancer may be small, in which case potential sales from a drug designed to combat such cancer would be limited.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the US and other countries with respect to our product candidates or any future product candidate that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for one or more product candidates or any future product candidate we may license or acquire, third parties may be able to leverage our proprietary information and products without risk of infringement, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the US. The patent situation outside the US is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the US, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than US law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a US patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the PTO to determine priority of invention in the US. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our US patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the US and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the US have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the US. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third party.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. The PTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We depend on our licensors to protect the proprietary rights covering our product candidates and we have limited, if any, control over the amount or timing of resources that they devote on our behalf, or the priority they place on, maintaining patent rights and prosecuting patent applications to our advantage. Moreover, we have limited, if any, control over the strategies and arguments employed in the maintenance of patent rights and the prosecution of patent applications to our advantage.

Our licensors, depending on the patent or application, are responsible for maintaining issued patents and prosecuting patent applications. We cannot be sure that they will perform as required. Should they decide they no longer want to maintain any of the patents licensed to us, they are required to afford us the opportunity to do so at our expense. If our licensors do not perform, and if we do not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, we risk losing the benefit of all or some of those patent rights. Moreover, and possibly unbeknownst to us, our licensors may experience serious difficulties related to their overall business or financial stability, and they may be unwilling or unable to continue to expend the financial resources required to maintain and prosecute these patents and patent applications. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors to protect a substantial portion of our proprietary rights and to inform us of the status of those protections and efforts thereto.

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, in addition to being costly and time consuming to undertake. For example:

•	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate our product candidates or any future product candidate technologies;

•	it is possible that none of the pending patent applications licensed to us will result in issued patents;

•	the scope of our issued patents may not extend to competitive products developed or produced by others;

•	the issued patents covering our product candidates or any future product candidate may not provide a basis for market exclusivity for active products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	intellectual property rights of others may have an adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents; or provoke those parties to petition the PTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. Furthermore, adverse results on US patents may affect related patents in our global portfolio.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

Our ability to develop, manufacture, market and sell one or more of our product candidates or any future product candidate that we may license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of fully human immuno-oncology targeted antibodies and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims asserted by third parties, which could have a material adverse effect on our results or operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications that are unknown to us, which may later result in issued patents that one or more of our product candidates may infringe. There could also be existing patents of which we are not aware that one or more of our product candidates may infringe, even if only inadvertently.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe their patents or misappropriated their technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;

•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes a competitor’s patent;

•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

•	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds, time, and may result in an inferior or less-desirable process or product.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties, whom may or may not be interested in granting such a license, to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Even if frivolous or unsubstantiated in nature, litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and the implicated employee(s).

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015, and have an accumulated deficit of $32.8 million as of September 30, 2017. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

We were incorporated in March 2015 and have only been conducting operations since March 2015. Our operations to date have been limited to preclinical operations and the in-licensing of our product candidates. We have not yet demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a clinical scale or commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of September 30, 2017, we had $67.3 million in cash and short-term investments (certificates of deposit). We cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, preclinical and clinical trials for our product candidates;

•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

•	the success of the commercialization of one or more of our product candidates.

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

On August 22, 2017 we became a listed and traded public company. As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the rules of the Nasdaq Stock Exchange. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The Class A common shares held by the City of Hope has anti-dilution protection that gives them the right to additional shares of stock under certain circumstances. The number of shares received by COH will vary depending on the triggering event. If any shares are required to be issued to COH, your holdings in our common stock will be diluted and result in a reduction in the value of your shares.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreement, by and between the Company and WCS - 377 Plantation Street, Inc., dated October 27, 2017.

31.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 13, 2017	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David J. Horin
David J. Horin Interim Chief Financial Officer (Principal Financial Officer)

