Form 10-K
period 2017-12-31
MUSTANG BIO, INC.
filed 2018-03-29
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                    .

Commission File No. 000-55668

MUSTANG BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3828760
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor
New York, New York 10014	10014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 652-4500

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.001 per share	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Common Stock	Outstanding Shares as of March 28, 2018
Class A Common Stock, $0.0001 par value	1,000,000
Common Stock, $0.0001 par value	26,096,554

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders currently scheduled to be held on June 14, 2018 are incorporated by reference into Part III hereof.

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

OVERVIEW

Mustang Bio, Inc. (“Mustang”, “We”, “Us” or the “Company”) is a clinical-stage biopharmaceutical company focused on the acquisition, development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. We have partnered with the City of Hope National Medical Center (“COH”) and Fred Hutchinson Cancer Research Center (“Fred Hutch”) in the development of proprietary chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) therapies and related technologies across many cancers. We believe that harnessing the body’s own immune system to treat cancer is the next generation of cancer care that may prove curative across tumor types that have proved resistant to standard pharmacological and biological treatments. CAR T uses the patient’s own T-cells to engage and destroy specific tumors. The process involves selecting specific T-cell subtypes, genetically engineering them to express chimeric antigen T-cell receptors and placing them back in the patient where they recognize and destroy cancer cells.

In addition, we sponsor COH research for the development of other CAR T cell constructions targeting a number of tumor-associated antigens specific for a variety of solid and hematological malignancies. The effectiveness of certain of these additional CAR T cell constructs has already been demonstrated in preclinical studies with mouse xenograft models of specific human tumors. Under the sponsored research arrangement, we have the option to license newly developed CAR T constructs. We intend to further pursue preclinical development to validate and seek to establish the proprietary nature of the most promising CAR T approaches coming out of the sponsored research program and, if successful, license and take them forward into clinical studies.

We also hold complementary patent licenses relating to the use, delivery and possible enhancement of our proprietary CAR technologies. In particular, we licensed intellectual property from Harvard University pertaining to CRISPR/Cas9-enhanced CAR T therapies and hope to use technologies related to off-the-shelf (allogeneic) CAR T development, as well as CRISPR/Cas9 gene editing platforms, in conjunction with our CAR T cell therapies to develop treatments for hematologic malignancies and solid tumors. We have partnered with Beth Israel Deaconess Medical Center to perform preclinical Cas9 gene editing research under a sponsored research arrangement.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, we have an accumulated deficit of $48.4 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

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

PRODUCTS UNDER DEVELOPMENT

Hematologic Malignancies

CD123 CAR T cell Program for AML (MB-102)

CD123 is a subunit of the heterodimeric interleukin-3-receptor (IL-3R) which is widely expressed on human hematologic malignancies including acute myeloid leukemia (AML). In addition, CD123 can be found on the surface of B cell acute lymphoblastic leukemia (B-ALL), hairy cell leukemia, blastic plasmacytoid dendritic cell neoplasm (BPDCN), chronic myeloid leukemia (CML) and Hodgkin’s lymphoma.

Of these malignancies, we are currently investigating CD123 as a target for adoptive cellular immunotherapy in AML and BPDCN since high CD123 expression is associated with enhanced AML blast proliferation, increased resistance of blasts to apoptosis, and poor clinical prognosis. CD123 is overexpressed in the vast majority of cases of AML and in essentially all cases of BPDCN.

Acute myeloid leukemia is a cancer of the myeloid line of blood cells characterized by rapid growth of abnormal white blood cells that accumulate in the bone marrow. AML is the most common form of acute leukemia. Although AML is a relatively rare disease there are approximately 20,000 new cases per year in the US and 10,000 deaths per year, accounting for approximately 1.8% of cancer deaths in the US [The Surveillance, Epidemiology, and End Results (SEER) Program of the National Cancer Institute]. AML standard of care involves chemotherapy to induce remission followed by additional chemotherapy or hematopoietic stem cell transplant. Allogeneic stem cell transplantation is the preferred treatment route for AML following a second remission. It can lead to a 5-year disease-free survival in 26% of patients. Unfortunately, however, currently, only about half of relapsed patients are able to achieve a second remission with traditional chemotherapy agents. Patients who do not achieve a second remission are much less likely to benefit from transplantation and face a dismal outcome.

Blastic plasmacytoid dendritic cell neoplasm is categorized by the World Health Organization under acute myeloid leukemia (AML). Most often, BPDCN presents with features of both lymphoma and leukemia. There are little data about BPDCN and there is no established treatment. The average age at diagnosis is 60 to 70 years. BPDCN is very often misdiagnosed and under-reported. The skin is the most frequently involved site of disease (80 percent of cases). However, BPDCN usually progresses with bone marrow involvement and a decrease in red blood cell, white blood cell and platelet counts. The lymph nodes and spleen may also be involved. Common misdiagnoses for BPCDN include non-Hodgkin lymphoma (NHL), acute myeloid leukemia (AML), leukemia cutis [a nonspecific term used for cutaneous (skin) manifestation of any type of leukemia], melanoma (a type of skin cancer), and lupus erythematosus (chronic inflammatory disease that occurs when the body's immune system attacks its own tissues and organs). There are no data or clinical trials that can define the best first treatment for patients with BPDCN. Treatment sometimes includes therapies that are used for AML, acute lymphoblastic leukemia (ALL), or lymphoma. The time for which a patient responds to these treatments is usually short. After a relapse, second remissions with conventional chemotherapy are difficult to achieve. Allogeneic hematopoietic stem cell transplant (allo-SCT), especially if offered in first remission, may result in longer remissions. The current recommendation is for BPDCN patients to be evaluated for an allo-SCT as soon as possible and to begin searching for a donor.

The use of CAR T immunotherapy in relapsed AML and BPDCN patients may offer the potential to achieve a complete or longer lasting remission. We have developed CD123-targeted CAR T cells designed both to be activated to proliferate and to kill CD123-expressing tumor cells [Mardiros A et al. Blood. 2013;122(18):3138-3148]. The therapy is designed to recognize and eliminate leukemic cells, leading to remission in patients with relapsed or refractory AML, and could serve as a bridge to potentially curative allogenic stem cell transplant. The manufacturing process genetically modifies T cells isolated from peripheral blood mononuclear cells in order to express a CD123-specific, hinge-optimized, CD28 co-stimulatory domain-expressing CAR as well as a truncated EGFR (EGFRt) selection/tracking marker (Wang X, et al. Blood. 2011;118(5):1255-1263). EGFRt also has the potential to act as a safety switch to allow depletion of CAR T cells in the patients if needed.

CD20 CAR T cell Program for B cell non-Hodgkin lymphoma (MB-106)

CD20 is a promising target for immunotherapy of B-cell lymphomas. CD20 is a B-cell lineage-specific phosphoprotein that is expressed in high, homogeneous density on the surface of more than 95% of B-cell non-Hodgkin lymphoma (NHL). CD20 is stable on the cell surface with minimal shedding or internalization upon binding antibody and is present at only nanomolar levels as soluble antigen. It is well established as an effective immunotherapy target, with extensive studies demonstrating improved tumor responses and survival of B-NHL patients treated with rituximab and other anti-CD20 antibodies. Importantly, CD20 continues to be expressed on the lymphoma cells of most patients with relapsed B-NHL despite repetitive rituximab treatments and loss of CD20 expression is not a major contributor to treatment resistance. Thus, there is strong rationale for testing CD20 CAR T cells as an immunotherapy for NHL.

More than 70,000 new cases of NHL are diagnosed each year in the United States, and more than 19,000 patients die of this group of diseases annually. Most forms of NHL including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma, which account collectively for ~45% of all cases of NHL and are incurable with available therapies, except for allo-SCT. However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft versus host disease. Aggressive B-cell lymphomas such as diffuse large B-cell lymphoma account for 30-35% of NHL. The majority of patients with aggressive B-NHL are successfully treated with combination chemotherapy, but a significant proportion relapse or have refractory disease, and the outcome of these patients is poor. Innovative new treatments are therefore urgently needed.

Fred Hutch has an open IND for a Phase 1 clinical study to assess the anti-tumor activity and safety of administering CAR T cells; as of December 31, 2017, no patients have been treated. This IND was submitted on February 24, 2017, with Fred Hutch as the sponsor. We will assess the T cell persistence and determine the potential immunogenicity of the cells to determine a recommended Phase 2 dose.

CS1 CAR T for Multiple Myeloma and Light Chain Amyloidosis (MB-104)

CS1 (also known as CD319, CRACC and SLAMF7) was identified as an NK cell receptor regulating immune functions. It is also expressed on B cells, T cells, dendritic cells, NK-T cells, and monocytes. CS1 is overexpressed in multiple myeloma (MM) and light chain amyloidosis (AL), which makes it a good target for immunotherapy. A humanized anti-CS1 antibody, elotuzumab (Empliciti™), has shown promising results in clinical studies. Despite great advances in treatment, MM remains an incurable malignancy of plasma cells. AL is a protein deposition disorder that is a result of a plasma cell dysplasia, similar to MM. Immunotherapy is an attractive approach for AL because of the low burden of disease. Our academic partners at COH have developed a novel second generation CS-1 specific CAR T cell therapy. In pre-clinical studies, they have demonstrated efficacy of these CAR T cells, both in vitro and in vivo, within the context of clinically relevant models of MM and AL. COH will be evaluating safety of this CS1-specific CAR T cell therapy in a phase I/II IND that is scheduled to open in the second half of 2018.

Solid Tumors

IL13Ra2 CAR T Cell Program for Glioblastoma (MB-101)

Glioblastoma multiforme (GBM) is the most common brain and central nervous system (CNS) cancer, accounting for 15.1% of all primary brain tumors, and 55.1% of all gliomas. There are an estimated 12,390 new glioblastoma cases predicted in 2017 in the US. Malignant brain tumors are the most common cause of cancer-related deaths in adolescents and young adults aged 15-39 and the most common cancer occurring among 15-19 year-olds in the US. While GBM is a rare disease (2-3 cases per 100,000 persons per year in the US and EU), it is quite lethal with five-year survival rates historically under 10%. Standard of care therapy consists of maximal surgical resection, radiation and chemotherapy with temozolomide, which, while rarely curative, is shown to extend median overall survival from 4.5 to 15 months. GBM remains difficult to treat due to the inherent resistance of the tumor to conventional therapies.

Immunotherapy approaches targeting brain tumors offer promise over conventional treatments. IL13Ra2 is an attractive target for CAR T therapy, as it has limited expression in normal tissue but is over-expressed on the surface of greater than 50% of GBMs. CAR T cells are designed to express membrane-tethered IL-13 receptor ligand (IL-13) mutated at a single site (glutamic acid at position 13 to a tyrosine; E13Y) with high affinity for IL13Ra2 and reduced binding to IL13Ra1 in order to reduce healthy tissue targeting (Kahlon KS et al. Cancer Research.2004;64:9160-9166).

We are developing an optimized CAR T product incorporating enhancements in CAR T design and T cell engineering to improve antitumor potency and T cell persistence. We include a second-generation hinge-optimized CAR containing mutations in the IgG4 linker to reduce off target Fc interactions (Jonnalagadda M et al. Molecular Therapy. 2015;23(4):757-768.). We also include the 41BB (CD137) co-stimulatory signaling domain for improved survival and maintenance of CAR T cells. Finally, we incorporate the extracellular domain of CD19 as a selection/tracking marker. In order to further improve persistence, central memory T-cells (TCM) are isolated and enriched. The manufacturing process limits ex vivo expansion, which is designed to reduce T cell exhaustion and maintain a TCM phenotype. These CAR T modified TCM cells are shown to be more potent and persistent than earlier generations of IL-13, based on CAR Ts in mouse xenograft models of GBM.

Our academic partners at COH have an open IND to assess the feasibility and safety of using TCM enriched IL13Ra2-specific CAR engineered T cells for clinical study participants with recurrent/refractory malignant glioma. This IND was submitted in October 2014, with COH as the sponsor. COH has enrolled and treated 33 patients as of December 31, 2017. Our collaborators at COH presented the preliminary data for the first cohort of patients. The investigators reported that the CAR T cells were well-tolerated, meaning that no dose-limiting toxicities were seen to date. The investigators also reported on a patient that they determined had a complete response to treatment based on the imaging and clinical features set forth by the Response Assessment in Neuro-Oncology Criteria (RANO). This clinical response was sustained for 7.5 months after the initiation of CAR T-cell therapy; however, this patient’s disease eventually recurred at four new locations that were distinct and non-adjacent to the original tumors. The next step is to continue to enroll patients in this Phase 1 study to determine the maximum tolerated dose and a recommended Phase 2 dose. Additionally, in this Phase 1 study, we are exploring optimal modes of delivery for CAR T cells for the treatment of GBM and optimal T cell selection.

HER2 CAR T for GBM & Metastatic Breast Cancer to Brain (MB-103)

HER2/neu (often shortened to HER2) is a growth-promoting protein on the outside of all breast cells. Breast cancer cells with higher than normal levels of HER2 are called HER2-positive. These cancers tend to grow and spread faster than other breast cancers. Breast cancer is the most commonly diagnosed cancer in women, with over 40,000 women in the United States expected to die from advanced metastatic disease in 2018. Approximately 20% to 25% of breast cancers overexpress HER2, which is an established therapeutic target of both monoclonal antibodies (mAbs) and receptor tyrosine kinase inhibitors. With the advent of effective mAbs directed against HER2, the median overall survival of patients with metastatic HER2+ breast cancer has improved. However, management of metastatic disease in the brain and/or central nervous system (CNS), observed in up to 50% of HER2+ breast cancer patients, continues to be a clinical challenge in large part due to the inability of mAbs to sufficiently cross the blood–brain barrier. Although small-molecule inhibitors of HER2 exist and have been clinically approved, their single-agent efficacy in the context of metastatic disease to the brain has been limited. While HER2-targeted therapy in combination with conventional agents has shown some promise for the treatment of patients with metastatic breast cancer, control of brain metastases remains a significant unmet clinical need, as most patients survive less than two years following CNS involvement. Recent advances in cellular immunotherapy approaches have underscored the potential for potent antitumor immune responses and clinical benefit against solid cancers, and these approaches may be effective in the treatment of HER2+ breast cancer that has metastasized to the brain. Likewise, HER2 has been suggested as a suitable target for glioblastoma (GBM), wherein elevated HER2 protein levels have been correlated with impaired survival.

CAR-based T-cell immunotherapy is being actively investigated for the treatment of solid tumors, including HER2+ cancers. Our academic partners at COH have developed a second-generation HER2-specific CAR T-cell for the treatment of breast cancer that has metastasized to the brain. COH’s preclinical data demonstrate effective targeting of breast cancer brain metastases with intraventricular delivery of HER2-BBζ CAR T cells. COH will be evaluating the safety of this HER2-specific CAR T cell therapy in a phase I/II IND that is scheduled to open in Q2 2018.

PSCA CAR T for Prostate & Pancreatic Cancers (MB-105)

PSCA is a glycosylphosphatidylinositol-anchored cell membrane glycoprotein. In addition to being highly expressed in the prostate it is also expressed in the bladder, placenta, colon, kidney, and stomach. This gene is up-regulated in a large proportion of prostate cancers and is also detected in cancers of the bladder and pancreas. This gene includes a polymorphism that results in an upstream start codon in some individuals; this polymorphism is thought to be associated with a risk for certain gastric and bladder cancers. Prostate cancer may be amenable to T cell-based immunotherapy since several tumor antigens, including prostate stem-cell antigen (PSCA), are widely over-expressed in metastatic disease. Our academic partners at COH have developed a second-generation PSCA specific CAR T cell therapy that has demonstrated robust in vitro and in vivo anti-tumor activity in patient-derived, clinically relevant, bone-metastatic prostate cancer xenograft models. COH will be evaluating safety of this PSCA-specific CAR T cell therapy in a phase I/II IND that is scheduled to open in the first half of 2019.

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

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors (“know-how”). To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests.  To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that they generate or make and which are important to our business.

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

Generally, patent applications in the US are maintained in secrecy for a period of 18 months or more. There is even an opportunity under specific circumstances to keep the contents of patent applications hidden until the patent application matures to an issued patent. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the US that claim technology also claimed by us, we may have to participate in interference proceedings declared by the US Patent and Trademark Office (PTO) to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still be minimal.

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would not only involve substantial costs but would also involve substantial time commitments on the part of our key executives and research and development personnel.

In March 2015, we licensed intellectual property related to CAR T technology from COH. The intellectual property licensed thereunder includes two granted US patents and pending patent applications in a number of countries, including the US and the EU, as well as pending patent applications in Japan and the developing world. These pending patent applications include compositions and methods of creating CAR T cells targeting IL13Rα2 and CD123. The applications also include various claims regarding additional specific features to optimize administration of CAR T cells, targeting, binding specificity, cell stimulation and persistence. Additional applications and pending claims we have rights to include the use of optimized hinge region for many targeted constructions such as CD19 along with compositions and methods to isolate and transfect T memory cells to improve cellular persistence, as well as applications and claims related to CS1-, HER2-, and PSCA-targeted CARs. The granted patents contain claims directed to an IL13Rα2-targeting CAR and a CD123-targeting CAR. The granted patents and any patents maturing from these pending applications will expire no sooner than October 2033.

Also in March 2015, we executed a sponsored research agreement with COH, pursuant to which research is performed in the laboratory of Drs. Stephen Forman and Christine Brown. The sponsored research agreement gives us the right to first negotiation under specified maximum terms regarding any future inventions arising from the laboratory.

In May 2017, we licensed intellectual property related to CAR T technology for targeting CD20 from Fred Hutch. The intellectual property includes a pending international application under the Patent Cooperation Treaty (i.e., a PCT application). This application contains claims relating to various CD20-targeting CAR constructs and CAR T cells, as well as methods of making and using the same. In May 2018, national stage applications claiming priority to the PCT application will be filed in several jurisdictions around the world, including the US and Europe, in order to begin substantive examination of the claims. Patents maturing from these national stage applications will expire no sooner than March 2037.

In March 2017, we licensed intellectual property related to antibodies and binding agents that specifically bind to PSCA from the University of California Los Angeles (“UCLA”). The intellectual property includes multiple granted patents and pending applications from around the world including the US, EU, Japan, China, and Canada. The granted patents and patents maturing from the pending applications will expire no sooner than March 2027.

In November 2017, we licensed intellectual property related to the use of CRISPR technology in preparing CAR T cells from Harvard. The intellectual property includes one granted US patent and multiple pending US and foreign applications. The intellectual property additionally includes one granted US patent and numerous US and foreign pending applications. The granted patent and patents maturing from the pending applications will expire no sooner than April 2024.

In total, we have in-licensed six patents in the US and fifteen patents outside the US. Additionally, under the terms of our current license agreements we have rights to numerous applications that, if granted, would provide us at least 7 additional US patents and 49 patents outside the US.

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, to provide market exclusivity for certain of our product candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the US, or diseases that affect more than 200,000 individuals in the US but for which the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first approval of a designated orphan product from the Food and Drug Administration (“FDA”), will be granted a seven-year period of marketing exclusivity for such FDA approved orphan product.

LICENSE AGREEMENTS AND CLINICAL RESEARCH SUPPORT AGREEMENTS

City of Hope Licenses

In February 2017, the Company and COH amended and restated their license agreement, dated March 17, 2015 (the “Original Agreement”), by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL13Rα2 and one relating to the Spacer technology (described below). The total potential consideration payable to COH by the Company, in equity or cash, did not in the aggregate change materially from the Original Agreement. As of December 31, 2017, COH owns 1,000,000 shares of Class A common stock and 293,588 shares of common stock, representing approximately 5.0% of ownership, and has the right to appoint a director to the Board of Directors (the “Board”). The Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

In addition, the Company entered into a sponsored research agreement with COH under which the Company has and will fund continued research in the amount of $2.0 million per year, payable in four equal installments, until 2020. The research covered under this arrangement is for IL13Rα2, CD123 and the Spacer technology.

In December 2016, the Company entered into two consulting agreements, one with each of two key COH scientists, whereby, effective January 1, 2017, in exchange for services provided to the Company, each consultant shall be paid $60,000 per year, paid quarterly, through January 31, 2019. Further, both consultants have agreed to serve on our Scientific Advisory Board on an as-needed basis. In addition, for services provided during the fourth quarter of 2016, pursuant to the terms of the agreement each consultant earned $60,000, which was paid in the first quarter of 2017.

CD123 License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to CD123 (the “CD123 License”). Pursuant to the CD123 License, the Company and COH acknowledged that an upfront fee had already been paid under the Original Agreement. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling up to approximately $14.5 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

CD123 CRA

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA, the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $76,000 annually pertaining to the clinical development of CD123.

IL13Rα2 License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to IL13Rα2 (the “IL13Rα2 License”). Pursuant to the IL13Rα2 License, the Company and COH acknowledged that an upfront fee had already been paid under the Original Agreement. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling up to approximately $14.5 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IL13Rα2 CRA

In February 2017, the Company entered into a Clinical Research Support Agreement for IL13Rα2 (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA, the Company made an upfront payment of approximately $9,300 and will contribute an additional $136,311 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $66,000 annually pertaining to the clinical development of IL13Rα2.

Spacer License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to Spacer (the “Spacer License”). Pursuant to the Spacer License, the Company and COH acknowledged that an upfront fee had already been paid under the Original Agreement. In addition, COH will receive an annual maintenance fee of $10,000. No royalties are due if the Spacer technology is used in conjunction with a CD123 CAR or an IL13Rα2 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties, but no such payments are due in connection with sublicenses that are granted in conjunction with the sublicense other CARs that are licensed from COH to the Company. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IV/ICV License

In February 2017, the Company entered into an exclusive license agreement (the “IV/ICV License”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV License, in March 2017, the Company paid COH an upfront fee of $0.1 million. COH is eligible to receive a milestone payment totaling approximately $0.1 million, upon and subject to the achievement of a milestone, and an annual maintenance fee. Royalty payments in the low single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties, but no such payments are due in connection with sublicenses that are granted in conjunction with the sublicense other CARs that are licensed from COH to the Company

HER2 Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “HER2 Agreement) with COH for the use of human epidermal growth factor receptor 2 (“HER2”) CAR T technology (“HER2 Technology”), which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to the HER2 Agreement, the Company paid an upfront fee of $0.6 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). In addition, COH is eligible to receive milestone payments totaling up to $14.9 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product.

CS1 Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “CS1 Agreement”) with COH for the use of CS1-specific CAR T technology (“CS1 Technology”) to be directed against multiple myeloma. Pursuant to the CS1 Agreement, the Company paid an upfront fee of $0.6 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). In addition, COH is eligible to receive milestone payments totaling up to $14.9 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product.

PSCA Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “PSCA Agreement”) with COH for the use of prostate stem cell antigen (“PSCA”) CAR T technology (“PSCA Technology”) to be used in the treatment of prostate cancer. Pursuant to the PSCA Agreement, the Company paid an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). In addition, COH is eligible to receive milestone payments totaling up to $14.9 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product.

University of California License

On March 17, 2017, the Company entered into an exclusive license agreement with the Regents of UCLA (the “UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. Pursuant to the UCLA License, the Company paid UCLA the upfront fee of $0.2 million and will owe an annual maintenance fee of $15,000 for the first two years, $25,000 for years three and four, and $50,000 per year thereafter. In addition, UCLA is eligible to receive milestone payments totaling up to $14.3 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products.

Fred Hutchinson Cancer Research Center License

CD20 Technology License

Effective July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutch for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (the “CD20 Technology License”). Pursuant to the CD 20 Technology License, the Company paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by the Company of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million. Royalty payments in the mid-single digits are due on net sales of licensed products.

CD20 CTA

Also, on July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, Mustang entered into an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017.

Harvard University License

On November 20, 2017, Mustang entered into a license agreement with Harvard for intellectual property pertaining to CRISPR/Cas9-enhanced CAR T therapies for the treatment of cancer (the “CRISPR License”). Under the licensing agreement with Harvard’s Office of Technology Development, technologies related to the development of off-the-shelf CAR T, as well as CRISPR/Cas9 gene editing platforms, will be utilized in conjunction with Mustang’s CAR T cell therapies for the development of treatments for hematologic malignancies and solid tumors. The Harvard technologies were developed in the lab of Chad Cowan, Ph.D., Associate Professor in the Department of Stem Cell and Regenerative Biology and a Principal Investigator at the Harvard Stem Cell Institute. Pursuant to the CRISPR License, the Company paid Harvard University an upfront fee of $0.3 million and will owe an annual maintenance fee of $25,000 on the first anniversary of the license, $50,000 on the second anniversary of the license and $0.1M for each subsequent anniversary of the license during the term of the agreement. In addition, Harvard is eligible to receive milestone payments totaling up to $16.7 million, upon and subject to the achievement of certain milestones. Royalty payments in the low single digits are due on net sales of licensed products.

Beth Israel Deaconess Medical Center SRA

On November 28, 2017, in conjunction with the CRISPR License from Harvard University, Mustang entered into a sponsored research agreement with Beth Israel Deaconess Medical Center (the “BIDMC SRA”). Under this agreement, Dr. Torsten Meissner will lead preclinical research programs at BIDMC, where he is a Postdoctoral Fellow in the laboratory of Dr. Cowan. In connection with the BIDMC SRA, the Company agreed to fund up to $0.8 million of costs associated with the research.

COMPETITION

Competition in the pharmaceutical and biotechnology industries is intense. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry, we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.

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

The field of CAR T therapy is extremely active. Companies and partnerships currently engaged in clinical trials with CAR T modalities include Celgene/Juno, Novartis/University of Pennsylvania, Bluebird Bio, Celgene/Baylor College of Medicine, Pfizer/Cellectis, Gilead/Kite Pharma, Bellicum, MD Anderson/Ziopharm, Atara Biotherapeutics, Celyad, Autolus and Intrexon.

EMPLOYEES

As of December 31, 2017, we had six fulltime employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement and we consider our employee relations to be good. Employees of Fortress also make valuable financial, legal, scientific and other strategic contributions to Mustang on a regular basis.

SUPPLY AND MANUFACTURING

As an early stage development company, we rely on our research partners to manufacture all materials currently used in the clinical development programs we are sponsoring at COH and Fred Hutch under the IND applications filed by these institutions. Pursuant to the March 2015 Licensing Agreement with COH, we have the right to make and have made the products, and we have negotiated Investigator-Initiated Clinical Research Support Agreements with COH and Fred Hutch which specify the manufacturing costs and numbers of patients which will be supplied under filed protocols. Our research partners have extensive experience manufacturing clinical materials for development studies, but we are currently dependent on both their capacity limitations and continued operating success.

We have limited experience in processing cells for clinical or commercial purposes. We currently do not have any cell processing capabilities; however, in 2018 we expect to open our own cell processing facility in Worcester, Massachusetts, in order to supply product candidates for all clinical trials that will be conducted under IND applications to be filed by us. We are preparing to file our first IND in late 2018. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.

We expect to rely on contract manufacturing relationships for any non-CAR T products that we may in-license or acquire in the future for co-administration with our CAR T products. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers for these potential future non-CAR T products would be subject to ongoing periodic and unannounced inspections by the FDA, the US Drug Enforcement Administration (DEA) and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors, if any, in Europe would face similar challenges from the numerous EU and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers for these potential future non-CAR T products after commercialization, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the US and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the health care reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

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

Risks Related to Our Business and Industry

We currently have no products for sale. We are heavily dependent on the success of our product candidates, and we cannot give any assurances that any of our product candidates will receive regulatory approval or be successfully commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in early stage clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product.

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

Each of our product candidates will require additional preclinical and clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

Preclinical development is highly speculative and has a high risk of failure.

We currently have both preclinical and clinical-stage product candidates. Our preclinical product candidates have never been used in humans. Preclinical development is highly speculative and carries a high risk of failure. We can provide no assurances that preclinical toxicology and/or preclinical activity of our product candidates will support moving any of these product candidates into clinical development. If we are unsuccessful in our preclinical development efforts for any of these product candidates and they fail to reach clinical development, it would have a material adverse effect on our business and financial condition.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We may enter into development and supply agreements with contract manufacturers for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies for one or more of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition and frustrate any commercialization efforts for each respective product candidate.

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

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful.

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

We do not currently have any manufacturing facilities or manufacturing personnel. While we currently expect to open our own cell processing facility in Worcester, Massachusetts, in order to supply product candidates for all clinical trials that will be conducted under IND applications to be filed by us (See Note 7 to Unaudited Condensed Financial Statements), currently we rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on novel combinations of CAR T cells with immuno-oncology antibodies and small molecule kinase inhibitors. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including, but not necessarily limited to:

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

CAR T is a new approach to cancer treatment that presents significant challenges.

We have concentrated our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidates in particular. Because CAR T is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including, but not necessarily limited to:

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

There are many different types of cancer, and a treatment that is effective against one type of cancer may not be effective against another. CAR T or other technologies we pursue may only be effective in combating specific types of cancer but not others. Even if one or more of our products proves to be an effective treatment against a given type of cancer, the number of patients suffering from such cancer may be small, in which case potential sales from a drug designed to combat such cancer would be limited.

Collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. In addition, there has been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of product candidates or the generation of sales revenue. To the extent that we enter into collaborative arrangements, the related product revenues are likely to be lower than if we directly marketed and sold products. Such collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for any future product candidate.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the US. The patent situation outside the US is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the US, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than US law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a US patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the PTO to determine priority of invention in the US. We might also become involved in derivation proceedings in an event that a third party misappropriates one or more of our inventions and files their own patent application directed to such one or more inventions. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention (or that a third party derived an invention from us) would be unsuccessful, resulting in a material adverse effect on our US patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the US and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the US have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the US. Accordingly, we cannot predict the breadth of claims that may be allowed and remain enforceable in our patents or in those licensed from a third party.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first inventor-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a less burdensome, quicker and less expensive process for challenging issued patents. The PTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party preissuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention (or that another derived an invention from us or one of our licensors) would be unsuccessful, resulting in a material adverse effect on our US patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We depend on our licensors to protect the proprietary rights covering our product candidates and we have limited, if any, control over the amount or timing of resources that they devote on our behalf, or the priority they place on, maintaining patent rights and prosecuting patent applications to our advantage. Moreover, we have limited, if any, control over the strategies and arguments employed in the maintenance of patent rights and the prosecution of patent applications to our advantage. Our licensors might become involved in disputes with one of their other licensees, and we or a portion of our licensed patent rights might become embroiled in such disputes.

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

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents; or provoke those parties to petition the PTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or as a matter of public policy. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. Furthermore, adverse results on US patents may affect related patents in our global portfolio.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties, who may or may not be interested in granting such a license, to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

We are currently a party to license agreements with the City of Hope, the Fred Hutchinson Cancer Research Center, the Regents of the University of California and other institutions. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Because we in-license intellectual property pertaining to certain product candidates from third parties, any dispute with the licensors or the non-performance of such license agreements may adversely affect our ability to develop and commercialize the applicable product candidates.

The types of disputes which may arise between us and the third parties from whom we license intellectual property include, but are not limited to:

•	the scope of rights granted under such license agreements and other interpretation-related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to such license agreements;
•	the sublicensing of patent and other rights under our license agreements and/or collaborative development relationships, and the rights and obligations associated with such sublicensing;
•	the diligence and development obligations under license agreements (which may include specific diligence milestones) and what activities or achievements satisfy those diligence obligations;
•	whether or not the milestones associated with certain milestone payment obligations have been achieved or satisfied;
•	the applicability or scope of indemnification claims or obligations under such license agreements;
•	the permissibility and advisability of, and strategy regarding, the pursuit of potential third-party infringers of the intellectual property that is the subject of such license agreements;
•	the calculation of royalty, sublicense revenue and other payment obligations under such license agreements;
•	the extent to which license rights, if any, are retained by licensors under such license agreements;
•	whether or not a material breach has occurred under such license agreements and the extent to which such breach, if deemed to have occurred, is or can be cured within applicable cure periods, if any;
•	disputes regarding patent filing and prosecution decisions, as well as payment obligations regarding past and ongoing patent expenses;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations or may conflict in such a way that puts us in breach of one or more agreements, which would make us susceptible to lengthy and expensive disputes with one or more of such third-party licensing partners. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreements, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015, and have an accumulated deficit of $48.4 million as of December 31, 2017. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of December 31, 2017, we had $61.5 million in cash and short-term investments (certificates of deposit) and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

The shares of Class A common stock held by the City of Hope have anti-dilution protection that gives them the right to additional shares of stock under certain circumstances. The number of shares received by COH will vary depending on the triggering event. If any shares are required to be issued to COH, your holdings in our common stock will be diluted and result in a reduction in the value of your shares.

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

Our corporate and executive office is located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. We are currently under a desk-sharing agreement at 2 Gansevoort Street.

On October 27, 2017, we entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation (“Landlord”). Pursuant to the terms of the lease agreement, we agreed to lease 27,043 sf from the Landlord, located at 377 Plantation Street in Worcester, MA (the “Facility”), through November 2026, subject to additional extensions at our option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis. We plan to make improvements to the facility of approximately $3.5 million.

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

On January 15, 2016, Dr. Winson Tang (“Tang”) filed a Complaint against us in the Superior Court of the State of California, County of Los Angeles. Winson Tang v. Lindsay Rosenwald et al., Case No. BC607346. As amended, the Complaint alleged a breach of contract by us and two of our officers, Dr. Rosenwald and Mr. Weiss, and two claims against other Defendants, including Mustang. On November 3, 2017, Tang and Defendants entered into a Settlement Agreement regarding this matter. The Settlement Agreement did not require issuance of any new shares by Mustang.

In connection with the legal settlement, above, Fortress delivered 200,000 Mustang common shares, held by Fortress, to Tang. During the year ended December 31, 2017, the Company recorded this transaction as a capital contribution from Fortress and a corresponding expense of approximately $2.0 million based upon the closing share price of Mustang shares as of the date of the Settlement Agreement. In addition to the share issuance, the Company paid, in November 2017, a $0.2 million cash settlement to the plaintiff, which was recorded in general and administrative expenses on the Statements of Operations.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has been quoted on the NASDAQ Global Market since August 22, 2017, under the symbol “MBIO.” Prior to this there was no public market for our common stock.

The following table sets forth the high and low sales prices of our common stock for the period indicated.

	High	Low
Fiscal Year Ended December 31, 2017
Third Quarter (beginning August 22, 2017)	$13.35	$9.50
Fourth Quarter	$12.44	$8.06

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Mustang Bio, Inc., the NASDAQ Composite Index , and the NASDAQ Biotechnology Index

* $100 invested on August 22, 2017 in stock or index, including reinvestment of dividends.

	8/22/2017	12/31/2017
Mustang Bio, Inc.	$100.00	$122.35
NASDAQ Composite	$100.00	$109.62
NASDAQ Biotechnology	$100.00	$103.31

Equity Compensation Plans

On November 30, 2017, we filed a registration statement on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our 2016 Plan. That registration statement became effective immediately upon filing, and shares covered by the registration statement are eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 limitations applicable to our affiliates.

Holders of Record

As of December 31, 2017, there were approximately 516 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

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

On March 31, 2017, the Company closed the seventh round of financing totaling gross proceeds of $0.4 million, before expenses, in a private placement of shares and warrants for which NSC was the placement agent and received a fee of approximately $46,000 or approximately 10% of the gross proceeds. The Company issued 64,000 unregistered shares of common stock and 16,000 warrants in connection with this transaction. In addition, NSC received 6,400 warrants or approximately 10% of the shares issued.

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

The following Statements of Operations data for the years ended December 31, 2017 and 2016, and for the period from March 13, 2015 (inception) to December 31, 2015, and Balance Sheet data as of December 31, 2017, 2016 and 2015, as set forth below are derived from our audited financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this annual report on Form 10-K.

	For the year ended December 31,	For the year ended December 31,	For the period from March 13, 2015 (Inception) to December 31,
	2017	2016	2015
Operating expenses:
Research and development	$7,943	$2,468	$1,707
Research and development – licenses acquired	12,433	6,079	2,337
General and administrative	11,409	2,816	254
Total operating expenses	31,785	11,363	4,298
Loss from operations	(31,785)	(11,363)	(4,298)

Other income (expense)
Interest income	505	16	-
Interest expense - related party	-	(253)	(168)
Interest expense	(8)	(895)	-
Change in fair value of derivative liabilities	-	(159)	-
Total other income (expense)	497	(1,291)	(168)
Net Loss	$(31,288)	$(12,654)	$(4,466)

Financial Condition:

	December 31,
($ in thousands)	2017	2016	2015
Cash and cash equivalents	$34,975	$27,499	$-
Short-term investments (certificates of deposit) - held to maturity	$26,002	$-	$-
Total assets	$63,493	$27,499	$-
Current liabilities	$3,611	$3,223	$4,129
Stockholders' equity (deficit)	$59,832	$24,276	$(4,129)

Item 7.	Management’s Discussion and Analysis of the Results of Operations

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

In December 2017, we entered into a license agreement with Harvard University and a research collaboration agreement with Beth Israel Deaconess Medical Center (“BIDMC”) for the development of CRISPR/Cas9-enhanced CAR T therapies for the treatment of cancer. Under the licensing agreement with Harvard’s Office of Technology Development, technologies related to the development of off-the-shelf CAR T, as well as CRISPR/Cas9 gene editing platforms, will be utilized in conjunction with Mustang’s CAR T cell therapies for the development of treatments for hematologic malignancies and solid tumors. The Harvard technologies were developed in the lab of Chad Cowan, Ph.D., Associate Professor in the Department of Stem Cell and Regenerative Biology and a Principal Investigator at the Harvard Stem Cell Institute. Under a separate collaboration agreement, Dr. Cowan will lead preclinical research programs at BIDMC, where he is an Associate Professor of Medicine in the Division of Cardiovascular Medicine.

In October 2017, we entered into a lease agreement with the UMass Medicine Science Park in Worcester, Massachusetts, for a cell processing facility to support the clinical development and commercialization of the Company’s CAR T product candidates. The facility is expected to be operational for the production of personalized CAR T therapies in late 2018. Mustang anticipates initially building cell processing capabilities to support its lead CAR T product candidates MB-101 in glioblastoma, MB-102 in acute myeloid leukemia and blastic plasmacytoid dendritic cell neoplasm, and MB-106 in non-Hodgkin lymphomas.

In September 2017, we entered into an exclusive, worldwide licensing agreement with Fred Hutch, effective July 3, 2017, for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD20 Technology” or “CD 20”). The CAR T was developed in the laboratory of Oliver Press, M.D., Ph.D., and Brian Till, M.D., in Fred Hutch’s Clinical Research Division. As part of the transaction, we also entered into an investigator-initiated clinical trial agreement to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. This trial began in the first quarter of 2018, and it is led by principal investigator Mazyar Shadman, M.D., Assistant Member of Fred Hutch’s Clinical Research Division.

On August 22, 2017, we commenced trading on the Nasdaq Global Market under the symbol MBIO.

On May 31, 2017, we entered into exclusive, worldwide licensing agreements with COH for the use of three novel CAR T therapies in the development of cancer treatments. The CAR T therapies covered under the agreements include: human epidermal growth factor receptor 2 (“HER2”) CAR T technology (“HER2 Technology”), which will initially be applied in the treatment of glioblastoma multiforme; CS1-specific CAR T technology (“CS1 Technology”) to be directed against multiple myeloma; and prostate stem cell antigen (“PSCA”) CAR T technology (“PSCA Technology”) to be used in the treatment of prostate cancer and pancreatic cancer. All three technologies were developed in the laboratory of Stephen J. Forman, M.D., director of COH’s T cell Immunotherapy Research Laboratory, and are still in preclinical development. Currently, we have two candidates undergoing Phase 1 studies at COH: IL13Rα2 CAR T technology (“IL13Rα2 Technology”) for glioblastoma and CD123 CAR T technology (“CD123 Technology”) for acute myeloid leukemia (“AML”) and blastic plasmacytoid dendritic cell neoplasm (“BPDCN”).

In April 2017, we appointed Manuel Litchman, M.D., as President and Chief Executive Officer. Dr. Litchman also joined our Board of Directors. Michael S. Weiss, who oversaw Mustang’s corporate operations on an interim basis, will continue to serve as Chairman of the Board of Directors.

In 2017, we closed on gross proceeds of approximately $56.0 million, before expenses, in private placements of shares and warrants. In connection with our private placement we paid a subsidiary of National Holdings Corporation (“National or NSC”), of which Fortress is a majority shareholding owning 56.6% and as such a related party to us, $5.6 million in placement agent fees.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	For the year ended December 31,	For the year ended December 31,	Change
	2017	2016	$	%
Operating expenses:
Research and development	$7,943	$2,468	$5,475	222%
Research and development – licenses acquired	12,433	6,079	6,354	105%
General and administrative	11,409	2,816	8,593	305%
Total operating expenses	31,785	11,363	20,422	180%
Loss from operations	(31,785)	(11,363)	(20,422)	180%

Other income (expense)
Interest income	505	16	489	3056%
Interest expense - related party	-	(253)	253	-100%
Interest expense	(8)	(895)	887	-99%
Change in fair value of derivative liabilities	-	(159)	159	-100%
Total other income (expense)	497	(1,291)	1,788	-139%
Net Loss	$(31,288)	$(12,654)	$(18,634)	147%

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license, sponsored research and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies.

For the year ended December 31, 2017 and 2016, research and development expenses were approximately $7.9 million and $2.5 million, respectively. The increase of $5.4 million consists of $1.4 million for costs under the IL13Rα2 CRA, $1.4 million for costs under the CD123 CRA, $0.8 million for personnel cost due to the hiring of research and development employees, $0.7 million in connection with our Fred Hutch CRA, $0.7 million of stock compensation expenses in connection with grants made to employees and consultants, and $0.4 million in sponsored research.

For the year ended December 31, 2017 and 2016, research and development expenses - licenses acquired were approximately $12.4 million and $6.1 million, respectively. The increase of $6.4 million is attributed to a $5.2 million increase to the stock dividend to Fortress, $0.3 million relates to an upfront fee for our COH PSCA license, $0.6 million relates to an upfront fee for our HER2 license, $0.6 million related to an upfront fee for our CS1 license, $0.1 million upfront payment relates to the acquisition of our IV-ICV license and $0.5 million in connection with the achievement of milestones pursuant to our IL13Rα2 license, $0.2 million related to the acquisition of our PSCA license from UCLA, $0.3 million related to the acquisition of our license from Fred Hutch for CD20, $0.3 million to the acquisition of our license from Harvard. This increase was offset by approximately $1.7 million related to 293,588 shares of our common stock issuable to the COH in connection with our Original License agreement for the year ended December 31, 2016.

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

FFor the year ended December 31, 2017 and 2016, general and administrative expenses were approximately $11.4 million and $2.8 million, respectively. The increase of $8.6 million relates to $1.7 million in stock compensation expense, of which $0.4 million is related to the fee received by Fortress on third party financings pursuant to our Founders Agreement with Fortress and $1.3 million is related to expense for the equity award to our CEO, $2.9 million for legal fees, $0.6 million for outside services of which $0.3 million relates to cost in connection with our listing on Nasdaq, $0.5 million of personnel costs primarily related to the hiring of our chief executive officer and $2.2 million related to a legal settlement, comprised of a cash payment of $0.2 and $2.0 million related to value of 200,000 shares of our common stock transferred by Fortress.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense, interest income and the change in fair value of derivative warrant liabilities. For the year ended December 31, 2017 and 2016, total other income (expense) were approximately $0.5 million and ($1.3) million, respectively. The increase of $1.8 million relates to a decrease in interest expense of $1.1 million on the NSC note and Fortress Note, which were fully paid down before December 31, 2016, offset by interest income of $0.5 million earned on the short-term investments. Change in fair value of derivative warrants was nil and approximately $0.2 million for the year ended December 31, 2017 and 2016, respectively.

Comparison of the Year Ended December 31, 2016 and from March 13, 2015 (Inception) to December 31, 2015

	For the year ended December 31,	For the period from March 13, 2015 (inception) to December 31,	Change
	2016	2015	$	%
Operating expenses:
Research and development	$2,468	$1,707	$761	45%
Research and development – licenses acquired	6,079	2,337	3,742	160%
General and administrative	2,816	254	2,562	1009%
Total operating expenses	11,363	4,298	7,065	164%
Loss from operations	(11,363)	(4,298)	(7,065)	164%

Other income (expense)
Interest income	16	-	16	100%
Interest expense - related party	(253)	(168)	(85)	51%
Interest expense	(895)	-	(895)	100%
Change in fair value of derivative warrant liabilities	(159)	-	(159)	100%
Total other expense	(1,291)	(168)	(1,123)	668%
Net Loss	$(12,654)	$(4,466)	$(8,188)	183%

Research and Development Expenses

For the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, research and development expenses were approximately $2.5 million and $1.7 million, respectively. For the year ended December 31, 2016, $2.0 million relates to the quarterly expense related to our sponsored research agreement with COH and $0.3 million of expense is related to our Management Services Agreement (“MSA”) with Fortress. For the period March 13, 2015 (inception) through December 31, 2015, $1.5 million related to our sponsored research arrangement with the COH for the development of CAR T and approximately $0.2 million of expenses in connection with the MSA with Fortress.

For the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, research and development expenses - licenses acquired were approximately $6.1 million and $2.3 million, respectively. For the year ended December 31, 2016, approximately $1.7 million relates to 293,588 shares of our common stock issuable to the COH in connection with our Original License agreement, which provided for COH maintaining a 10% ownership position up to a third party raise equal to net proceeds of $10.0 million and $4.4 million relates to the stock dividend to Fortress, in connection with their ownership of our Class A preferred stock, of 767,264 shares of our common stock representing 2.5% of the our fully diluted outstanding shares on the anniversary date of our formation. For the period March 13, 2015 (inception) through December 31, 2015, $2.0 million relates to an upfront fee in the acquisition of the exclusive license with COH, to acquire CAR T, approximately $0.1 million relates to the issuance of 1.0 million Class A shares of our common stock valued at $0.147 per share (also to COH), and approximately $0.2 million of expenses in connection with the stock dividend to Fortress.

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

General and Administrative Expenses

For the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, general and administrative expenses were approximately $2.8 million and $0.3 million, respectively. For the year ended December 31, 2016, these fees consist of $1.3 million of legal fees, $0.9 million related to the issuance of founder shares, $0.3 million of professional fees and $0.3 million of expense in connection with the MSA with Fortress. For the period March 13, 2015 (inception) through December 31, 2015, general and administrative expenses were primarily related to $0.2 million of expense in connection with the MSA with Fortress and approximately $0.1 million for professional fees, primarily in connection with the acquisition and maintenance of our license.

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

Other Income (Expenses)

Other income (expenses) consists primarily of interest expenses, interest income and the change in fair value of derivative warrant liabilities. Interest expense - related party was approximately $0.3 million and $0.2 million for the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, respectively. Interest expense, which represents interest on the NSC note, which was fully paid down before the year ended December 31, 2016, was approximately $0.9 million and nil for the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, respectively. Change in fair value of derivative warrants was an expense of approximately $0.2 million and nil for the year ended December 31, 2016 and for the period from March 13, 2015 (inception) to December 31, 2015, respectively.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, we had an accumulated deficit of $48.4 million.

From September 30, 2016 through December 31, 2017, we received net proceeds of $85.3 million in eight separate private placement closings. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a purchase price of $65,000 per unit.

We expect to use the net proceeds from the above financing primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and short-term investment balances at December 31, 2017 are sufficient to fund our anticipated operating cash requirements for at least the next 15 months.

Cash Flows for the Years Ended December 31, 2017 and 2016, and for the period from March 13, 2015 (Inception) to December 31, 2015

	For the year ended December 31,		For the period from March 13, 2015 (Inception) to December 31,
($ in thousands)	2017	2016	2015
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(12,948)	$(4,129)	$(1,571)
Investing activities	(29,052)	-	(2,000)
Financing activities	49,976	31,628	3,571
Net increase in cash, cash equivalents and restricted cash	$7,976	$27,499	$-

Operating Activities

Net cash used in operating activities was $12.9 million for the year ended December 31, 2017, compared to $4.1 million for the year ended December 31, 2016. Net cash used in operating activities during the year ended December 31, 2017 was primarily due to approximately $31.3 million in net loss, partially offset by $9.6 million of common shares issuable for Founder shares, $2.9 million related to the acquired licenses, $2.1 million related to a capital contribution from Fortress, $2.0 million related to stock-based compensation expense, $1.2 million related to the issuance of common shares - Founders Agreement, and approximately $0.6 million attributable to changes in operating assets and liabilities.

Net cash used in operating activities was $4.1 million for the year ended December 31, 2016, compared to $1.6 million for the period from March 13, 2015 (inception) to December 31, 2015. Net cash used in operating activities during the year ended December 31, 2016 was primarily due to approximately $12.7 million in net loss, partially offset by approximately $4.4 million of common shares issuable for Founder shares, $1.7 million related to the issuance of common shares for license expenses, approximately $0.9 million related to the issuance of common shares – Founders Agreement, approximately $0.8 million in debt discount amortization, and approximately $0.7 million attributable to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $29.1 million for year ended December 31, 2017, representing our $46.0 million investment in certificates of deposits held to maturity, $2.4 million related to upfront payments relating to our licenses, $0.4 million in fixed asset purchases, $0.3 million in security deposits paid, offset by the maturity of a certificate of deposit of $20.0 million.

There was no cash from investing activities for the year ended December 31, 2016.

Financing Activities

Net cash provided by financing activities was $50.0 million for the year ended December 31, 2017, compared to $31.6 million for the year ended December 31, 2016. Net cash provided by financing activities during the year ended December 31, 2017 was primarily due to $50.3 million of net proceeds from issuance of common stock, offset by approximately $0.3 million of proceeds used to repay the Fortress Note.

Net cash provided by financing of $31.6 million for the year ended December 31, 2016, was primarily due to $35.0 million of net proceeds for the issuance of common stock, $2.2 million of proceeds from our Fortress Note offset by the repayment of our Fortress Note of $2.0 million, and $3.6 million of payment on our NSC Note.

Obligations and Commitments

The following table reflects a summary of our estimates of future material contractual obligations as of December 31, 2017. Future events could cause actual payments to differ from these estimates.

($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Operating Lease (1)	$3,634	$38	$712	$937	$1,947
Annual license fees and sponsored research (2)	13,804	6,508	6,046	825	425
Purchase and other obligations (3)	-	-	-	-	-
Total contractual obligations	$17,438	$6,546	$6,758	$1,762	$2,372

(1)	Relates to our obligation to make payments in connection with our lease for office space.
(2)	Relates to our license agreements, clinical research support agreements, and sponsored research agreements as described in Note 3.
(3)	At December 31, 2017 we have $8.3 million of open purchase orders. A majority of our purchase orders may be cancelled without significant penalty.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $35.0 million as of December 31, 2017 and $27.5 million as of December 31, 2016, consisting of cash and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. Our assets and liabilities are denominated in U.S. dollars. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2017, our internal controls over financial reporting were effective based upon those criteria.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following financial statements are filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firms	F-2

Financial Statements:
Balance Sheets as of December 31, 2017 and 2016	F-4
Statements of Operations for the Years Ended December 31, 2017, 2016, and for the period from March 13, 2015 (Inception) to December 31, 2015	F-5
Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2017, 2016, and for the period from March 13, 2015 (Inception) to December 31, 2015	F-6
Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and for the period from March 13, 2015 (Inception) to December 31, 2015	F-7
Notes to Financial Statements	F-8 - F-29

(b) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Mustang Bio, Inc. (formerly Mustang Therapeutics, Inc.), dated July 26, 2016. *
Filed as Exhibit 3.1 on the Company’s Form 10-12G filed on July 28, 2016.
3.2	Bylaws of Mustang Bio, Inc. * Filed as Exhibit 3.2 on the Company’s Form 10-12G filed on July 28, 2016.
4.1	Specimen certificates evidencing shares of common stock, Class A common stock and Class A preferred stock. * Filed as Exhibit 4.1 on the Company’s Form 10-12G filed on July 28, 2016.
4.2	Form of warrant agreement. * Filed as Exhibit 4.2 on the Company’s Form 10-12G filed on July 28, 2016.
10.1	Second Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated July 26, 2016. * Filed as Exhibit 10.1 on the Company’s Form 10-12G filed on July 28, 2016.
10.2	Management Services Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated March 13, 2015. * Filed as Exhibit 10.2 on the Company’s Form 10-12G filed on July 28, 2016.
10.3	Future Advance Promissory Note to Fortress Biotech, Inc., dated May 5, 2016. * Filed as Exhibit 10.3 on the Company’s Form 10-12G filed on July 28, 2016.
10.4	Promissory Note to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.4 on the Company’s Form 10-12G filed on July 28, 2016.
10.5	Common Stock Warrant issued by Mustang Bio, Inc. to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.5 on the Company’s Form 10-12G filed on July 28, 2016.
10.6	License Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. # Filed as Exhibit 10.6 on the Company’s Form 10-12G/A filed on October 7, 2016.
10.7	Sponsored Research Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. * Filed as Exhibit 10.7 on the Company’s Form 10-12G/A filed on October 7, 2016.
10.8	Mustang Bio, Inc. 2016 Incentive Plan. †* Filed as Exhibit 10.8 on the Company’s Form 10-12G/A filed on October 7, 2016.
10.9	Non-Employee Directors Compensation Plan. †* Filed as Exhibit 10.9 on the Company’s Form 10-12G/A filed on October 7, 2016.
10.10	Agreement with Chord Advisors, LLC, dated April 8, 2016. * Filed as Exhibit 10.10 on the Company’s Form 10-12G/A filed on October 7, 2016.
10.11	Agreement with Caribe BioAdvisors, LLC, dated January 1, 2017. Filed as Exhibit 10.11 on the Company’s Form 10-K filed on March 31, 2017.
10.12	Exclusive License Agreement with The Regents of the University of California, dated March 17, 2017. # Filed as Exhibit 10.4 on the Company’s Form 10-Q filed on August 14, 2017.
10.13	Exclusive License Agreement - IV/ICV with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.5 on the Company’s Form 10-Q filed on August 14, 2017.
10.14	Amended and Restated Exclusive License Agreement - CD123 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.14 on the Company’s Form 10-K filed on March 31, 2017.
10.15	Amended and Restated Exclusive License Agreement - IL13Ra2 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.15 on the Company’s Form 10-K filed on March 31, 2017.
10.16	Amended and Restated Exclusive License Agreement - Spacer with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.16 on the Company’s Form 10-K filed on March 31, 2017.
10.17	Employment Agreement between Manuel Litchman and Mustang Bio, Inc., made effective as of April 24, 2017 Filed as Exhibit 10.1 on the Company’s Form 10-Q filed on April 24, 2017.
10.18	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (CSI). # Filed as Exhibit 10.1 on the Company’s Form 10-Q/A filed on November 14, 2017.
10.19	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (PSCA). # Filed as Exhibit 10.2 on the Company’s Form 10-Q/A filed on November 14, 2017.
10.20	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (HER2). # Filed as Exhibit 10.3 on the Company’s Form 10-Q/A filed on November 14, 2017.
10.21	Lease Agreement, by and between the Company and WCS - 377 Plantation Street, Inc., dated October 27, 2017. Filed as Exhibit 10.1 on the Company’s Form 10-Q filed on November 14, 2017.
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLC
23.2	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann, P.C.
24.1	Power of Attorney (included on signature page).

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to the Financial Statements (filed herewith).

#	Confidential treatment has been granted with respect to omitted portions of this exhibit.

†	Indicates management contract or compensatory plan or arrangement.

*	Previously Filed.

Item 16.	Form 10-K Summary.

None.

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of December 31, 2017 and 2016	F-4

Statements of Operations for the Years Ended December 31, 2017, 2016, and for the period from March 13, 2015 (Inception) to December 31, 2015	F-5

Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017, 2016, and for the period from March 13, 2015 (Inception) to December 31, 2015	F-6

Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and for the period from March 13, 2015 (Inception) to December 31, 2015	F-7

Notes to Financial Statements	F-8 - F-29

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mustang Bio, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mustang Bio, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Boston, Massachusetts

March 29, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mustang Bio, Inc.

New York, New York

We have audited the statements of operations, stockholders’ deficit, and cash flows of Mustang Bio, Inc. (the “Company”) for the period from March 13, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Mustang Bio, Inc. for the period from March 13, 2015 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

Orange County, California

July 27, 2016

MUSTANG BIO, INC.

BALANCE SHEETS

($ in thousands, except for share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$34,975	$27,499
Short-term investments (certificates of deposit)	26,002	-
Interest receivable on short-term investments (certificates of deposit)	106	-
Prepaid expenses	278	-
Total current assets	61,361	27,499

Property, plant and equipment, net	140	-
Fixed assets - construction in process	1,241	-
Restricted cash	500	-
Other assets	251	-
Total Assets	$63,493	$27,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,474	$683
Common shares issuable liability	-	1,682
Payables and accrued expenses - related party	137	445
Accrued interest - related party	-	413
Total Current Liabilities	3,611	3,223

Deferred Rent Payable	50	-
Total Liabilities	3,661	3,223

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of December 31, 2017 and 2016	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of December 31, 2017 and 2016	-	-
Common shares, 25,236,255 and 15,165,244 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3	2
Common stock issuable, 834,756 and 767,264 shares as of December 31, 2017 and 2016, respectively	9,558	4,396
Additional paid-in capital	98,679	36,998
Accumulated deficit	(48,408)	(17,120)
Total Stockholders’ Equity	59,832	24,276
Total Liabilities and Stockholders’ Equity	$63,493	$27,499

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

($ in thousands, except for share and per share amounts)

	For the year ended December 31,		For the period from March 13, 2015 (inception) to December 31,
	2017	2016	2015
Operating expenses:
Research and development	$7,943	$2,468	$1,707
Research and development – licenses acquired	12,433	6,079	2,337
General and administrative	11,409	2,816	254
Total operating expenses	31,785	11,363	4,298
Loss from operations	(31,785)	(11,363)	(4,298)

Other income (expense)
Interest income	505	16	-
Interest expense - related party	-	(253)	(168)
Interest expense	(8)	(895)	-
Change in fair value of derivative liabilities	-	(159)	-
Total other income (expense)	497	(1,291)	(168)
Net Loss	$(31,288)	$(12,654)	$(4,466)

Net loss per common share outstanding, basic and diluted	$(1.24)	$(1.15)	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	25,252,832	11,026,666	9,993,197

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

($ in thousands, except share amounts)

	Class A Preferred Stock		Class A Common Shares		Class B Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Issuance of Class B common shares to Fortress on March 13, 2015	-	$-	-	$-	7,000,000	$1	-	$-	$-	$(1)	$-	$-
Issuance of common shares to Fortress on March 13, 2015	-	-	-	-	-	-	2,000,000	-	-	-	-	-
Issuance of Class A common shares for license expenses	-	-	1,000,000	-	-	-	-	-	-	147	-	147
Common stock issuable - Founders Agreement	-	-	-	-	-	-	-	-	190	-	-	190
Net loss	-	-	-	-	-	-	-	-	-	-	(4,466)	(4,466)
Balances at December 31, 2015	-	$-	1,000,000	$-	7,000,000	$1	2,000,000	$-	$190	$146	$(4,466)	$(4,129)
Issuance of common shares - Founders Agreement	-	-	-	-	250,000	-	150,370	-	(190)	1,052	-	862
Common stock issuable - Founders Agreement	-	-	-	-	-	-	-	-	4,396	-	-	4,396
Issuance of common shares and warrants for cash	-	-	-	-	-	-	6,014,874	1	-	39,097	-	39,098
Offering cost	-	-	-	-	-	-	-	-	-	(4,090)	-	(4,090)
Issuance of warrants - NSC Note	-	-	-	-	-	-	-	-	-	793	-	793
Exchange of Class A preferred stock and common stock (see Note 8)	250,000	-	-	-	(7,250,000)	(1)	7,000,000	1	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(12,654)	(12,654)
Balances at December 31, 2016	250,000	$-	1,000,000	$-	-	$-	15,165,244	$2	$4,396	$36,998	$(17,120)	$24,276
Common stock issuable - Founders Agreement	-	-	-	-	-	-	-	-	9,558	-	-	9,558
Issuance of common shares - Founders Agreement	-	-	-	-	-	-	982,533	-	(4,396)	5,630	-	1,234
Issuance of common shares for license expenses	-	-	-	-	-	-	293,588	-	-	1,682	-	1,682
Issuance of common shares and warrants for cash	-	-	-	-	-	-	8,610,774	1	-	55,969	-	55,970
Offering cost	-	-	-	-	-	-	-	-	-	(5,674)	-	(5,674)
Stock-based compensation expenses	-	-	-	-	-	-	180,000	-	-	2,012	-	2,012
Capital contribution from Fortress	-	-	-	-	-	-	-	-	-	2,062	-	2,062
Exercise of NSC warrants	-	-	-	-	-	-	4,116	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(31,288)	(31,288)
Balances at December 31, 2017	250,000	$-	1,000,000	$-	-	$-	25,236,255	$3	$9,558	$98,679	$(48,408)	$59,832

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

($ in thousands)

	For the year ended December 31,		For the period from March 13, 2015 (inception) to December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(31,288)	$(12,654)	$(4,466)
Common shares issuable for license acquired	-	1,682	147
Research and development-licenses acquired, expensed	2,875	-	2,000
Issuance of common shares - Founders Agreement	1,234	862	-
Common shares issuable for Founders Agreement	9,558	4,396	190
Amortization of debt discount	-	763	-
Change in fair value of derivative liabilities	-	159	-
Stock-based compensation expenses	2,012	-	-
Capital contribution from Fortress	2,062	-	-
Depreciation expense	2	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(278)	-	-
Interest receivables	(106)	-	-
Accounts payable and accrued expenses	1,332	668	15
Payable and accrued expenses - related party	12	(250)	375
Accrued interest - related party	(413)	245	168
Deferred rent	50	-	-
Net cash used in operating activities	(12,948)	(4,129)	(1,571)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	(46,002)	-	-
Maturity of certificate of deposit	20,000	-	-
Purchase of research and development licenses	(2,375)	-	(2,000)
Purchase of fixed assets - construction-in-process	(424)	-	-
Security deposits paid	(251)	-	-
Net cash used in investing activities	(29,052)	-	(2,000)

Cash Flows from Financing Activities:
Proceeds from Fortress Note	-	2,221	3,571
Payment of Fortress Note	(320)	(2,001)	-
Payment from NSC Note	-	(3,600)	-
Proceeds from issuance of common stock and warrants, net of offering cost of $5,674, $4,090 and $0, respectively	50,296	35,008	-
Net cash provided by financing activities	49,976	31,628	3,571

Net change in cash, cash equivalents and restricted cash	7,976	27,499	-
Cash, cash equivalents and restricted cash, beginning of the period	27,499	-	-
Cash, cash equivalents and restricted cash, end of the period	$35,475	$27,499	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$413	$140	$-

Supplemental disclosure of noncash investing and financing activities:
Research and development licenses included in accounts payable and accrued liabilities	$500	$-	$-
Construction-in-progress included in accounts payable and accrued liabilities	$817	$-	$-
Property, plant and equipment included in account payable and accrued liabilities	$142	$-	$-
Issuance of common shares - Founders Agreement	$4,396	$190	$1
Warrant liability associated with NSC Note	$-	$793	$-
Exchange of Class A Preferred stock and common stock	$-	$1	$-
Transfer from Fortress of NSC Note, net of discount of $0, $129 and $0, respectively	$-	$3,471	$-
Common shares issuable for license acquired	$1,682	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Description of Business

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015 and commenced its principal operations on March 13, 2015. Mustang was formed, by Fortress Biotech, Inc. (“Fortress” or “Parent”), as a clinical-stage biopharmaceutical company focused on the acquisition, development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, the Company had an accumulated deficit of $48.4 million.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances and short-term investments held to maturity at December 31, 2017, are sufficient to fund its anticipated operating cash requirements for at least the next 15 months.

We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents are sufficient to fund operations for at least the next 15 months. We may require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates and fund operating losses.

Note 2 - Significant Accounting Policies

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

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2017 and at December 31, 2016 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits.

Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, MA as restricted cash. The Facility is expected to initiate cell processing operations for personalized CAR T therapies in late 2018.

Short-term Investments

The Company classifies its certificates of deposit as cash and cash equivalents or held to maturity in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. The Company considers all investments with an original maturity in excess of three months when purchased to be short-term investments. Investments consist of short-term FDIC insured certificates of deposit carried at amortized cost using the effective interest method. The cost of the Company’s certificates of deposit approximated fair value. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period.

At December 31, 2017, the Company had approximately $40.0 million in certificates of deposit. The Company classified $14.0 million as cash and cash equivalents and classified $26.0 million of its certificates of deposits as held-to-maturity as of December 31, 2017. There were no short-term investments as of December 31, 2016. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

Property, plant and equipment, net

Property and equipment, net, which consists mainly of laboratory equipment, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally five years, using the straight-line method.

Property and equipment - Construction in Process

In connection with the Company’s cell processing facility, the Company incurred $1.2 million related to the design and construction of the facility and the purchase of equipment which are recorded in fixed assets on the balance sheet at December 31, 2017. Upon completion of the facility’s construction all costs associated with the buildout will be recorded as leasehold improvements and amortized over the shorter of the estimated useful lives or the term of the respective leases, upon the improvement being placed in service.

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

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired is reflected as research and development - licenses acquired on the Company’s Statements of Operations.

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

The Company recorded the Annual Equity Fee in connection with the Founders Agreement with Mustang as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were issued on March 13, 2016. Because the issuance of shares on March 13, 2016 occurred prior to the issuance of the December 31, 2015 financial statements, the Company recorded approximately $0.2 million in research and development - licenses acquired during the period from March 13, 2015 (inception) through December 31, 2015. Pursuant to the terms of the Mustang Founders Agreement, as amended in July 2016, this equity fee is no longer payable.

Annual Stock Dividend

In July 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company (“The Annual Stock Dividend”). The Annual Stock Dividend was part of the consideration payable for formation of the Company and the identification of certain assets, including the license contributed to Mustang by Fortress (see Note 4).

The Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on March 13, 2018 and March 13, 2017. Because the issuance of shares on March 13, 2018 and 2017 occurred prior to the issuance of the December 31, 2017 and 2016 financial statements, respectively, the Company recorded approximately $9.6 million and $4.4 million in research and development - licenses acquired for the years ended December 31, 2017 and 2016, respectively.

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

The Company files a separate tax return under Sub-chapter C of the Internal Revenue Code. Prior to October 1, 2016, the Company was a subsidiary included in the consolidated tax return of Fortress Biotech, Inc. As a result of issuances of its common stock, the Company exited the consolidated tax group for federal and state income tax purposes. For financial reporting purposes, the Company calculated income tax provision and deferred income tax balances for the year ended December 31, 2016 as if it was a separate entity and had filed its own separate tax return under Sub-Chapter C of the Internal Revenue Code.

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company has concluded that this will cause the Company’s net deferred tax asset to be revalued at the new lower tax rate. Accordingly, the Company has reduced the value of the deferred tax asset before valuation allowance.

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

	For the year ended December 31,		For the period from March 13, 2015 (Inception) to December 31,
	2017	2016	2015
Warrants (Note 8)	5,253,318	2,243,664	-
Options (Note 8)	1,241,675	-	-
Class A Preferred Shares (Note 8)	250,000	250,000	-
Unvested restricted stock awards (Note 8)	180,000	-	-
Unvested restricted stock units (Note 8)	134,000	-	-
Total	7,058,993	2,493,664	-

Comprehensive Loss

The Company has no components of other comprehensive loss, and therefore, comprehensive loss equals net loss.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straightline basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact, if any, of adopting this standard on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entities expect to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standard is required to be adopted by taking either a full retrospective or a modified retrospective approach.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for fiscal periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2017. The adoption did not have a material impact on the Company’s financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the year ended December 31, 2017. The following is a summary of our cash, cash equivalents and restricted cash total as presented in the statements of cash flows for the years ended December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$34,975	$27,499
Restricted cash (long-term)	500	-
Total cash, cash equivalents and restricted cash	$35,475	$27,499

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material impact on the Company’s financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The new standard will be effective on January 1, 2018; however, early adoption is permitted. The Company adopted ASU No. 2016-01 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

Note 3 - License Agreements, Clinical Research Support Agreements and Sponsored Research Agreements

For the years ended December 31, 2017, 2016, and 2015 the Company recorded the following expense in research and development for licenses acquired:

	For the year ended December 31,		For the period from March 13, 2015 (Inception) to December 31,
($ in thousands)	2017	2016	2015
City of Hope
CAR T	$-	$1,683	$2,147
IL13Rα2	500	-	-
IV/ICV	125	-	-
PSCA	300	-	-
HER2	600	-	-
CS-1	600	-	-
Harvard University - CRISPR	250	-	-
Fortress PIK Dividend	9,558	4,396	190
UCLA - PSCA	200	-	-
Fred Hutch - CD20	300	-	-
Total	$12,433	$6,079	$2,337

License Agreements

City of Hope

In March 2015, the Company entered into an exclusive license agreement with City of Hope National Medical Center (“City of Hope” or “COH”) to acquire intellectual property rights pertaining to CAR-T (the “Original Agreement”). Pursuant to the Original Agreement, the Company paid COH an upfront fee of $2.0 million in April 2015 (included in research and development-licenses acquired expenses on the Statement of Operations) and granted COH 1.0 million Class A common shares of the Company, representing 10% ownership. The Class A common shares provide the COH with the right to appoint a Director, to the Board of Directors of the Company, as of December 31, 2017 COH has not exercised this right. Additional payments totaling $2.0 million were due upon the completion of two financial milestones, and payments totaling $14.5 million, for each patent, upon the completion of six development goals. Future mid-single digit royalty payments were due on net sales of licensed products, with a minimum annual royalty of $1.0 million

The Company valued the stock grant to COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.147 per share or $0.1 million on March 31, 2015. During the year ended December 31, 2015, in connection with the grant, $0.1 million of expenses were included in research and development - licenses acquired on the Statements of Operations.

Effective October 2016, Mustang closed on gross proceeds of $10.0 million from third party investors in connection with its private placement, which triggered the issuance of additional 293,588 shares of Mustang Class A common stock to COH (the “COH Anti-Dilution Shares”) in connection with the COH License. The shares were valued utilizing a weighted market model at approximately $5.73 per share or $1.7 million in total. Since Mustang only had 1.0 million Class A common shares authorized at December 31, 2016, of which all were issued to COH, Mustang recorded the contingent issuance as a current liability. In February 2017, COH executed a waiver and acknowledgement agreement permitting issuance of the COH Anti-Dilution Shares in the form of Mustang Common Stock, and such shares were issued.

In February, 2017, the Company and COH amended and restated the Original Agreement by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL13Rα2 and one relating to the Spacer technology, that amended the Original Agreement in certain other respects, and collectively replace the Original Agreement in its entirety. The total potential consideration payable to COH by the Company, in equity or cash, did not, in the aggregate, change materially from the Original Agreement. As of December 31, 2017, COH owns 1,000,000 Class A common shares and 293,588 common shares representing approximately 5.0% of ownership.

CD123 License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to CD123 (the “CD123 License”). Pursuant to the CD123 License, the Company and COH acknowledge that an upfront fee has already been paid under the Original Agreement. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward

IL13Rα2 License

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

CS1 Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “CS1 Agreement) with the COH for the use of CS1-specific CAR T technology (“CS1 Technology”) to be directed against multiple myeloma. Pursuant to the CS1 Agreement, the Company paid an upfront fee of $0.6 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

PSCA Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “PSCA Agreement”) with the COH for the use of prostate stem cell antigen (“PSCA”) CAR T technology (“PSCA Technology”) to be used in the treatment of prostate cancer. Pursuant to the PSCA Agreement, the Company paid an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

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

Fred Hutchinson Cancer Research Center License

On July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (the “CD20 Technology License”). Pursuant to the CD20 Technology License, the Company paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by the Company of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million and royalty payments in the mid-single digits are due on net sales of licensed products.

Harvard College License

On November 20, 2017, the Company entered into an exclusive, worldwide license agreement with President and Fellows of Harvard College (the “Harvard Agreement”) for the use of gene editing, via the use of CRISPR/Cas9, to be used in enhancing the efficacy of chimeric antigen receptor T (CAR T) cell therapies for solid tumor indications and to generate universal off the shelf CAR T cell therapies for both liquid and solid tumor indications. Pursuant to the Harvard Agreement, the Company paid Harvard College an upfront fee of $0.3 million and will owe an annual maintenance fee of $25,000 and $50,000 for calendar years 2018 and 2019, respectively, and $100,000 for each subsequent calendar year during the term of the agreement. Additional payments are due for the achievement of seven development milestones totaling $16.7 million and royalty payments in the low-single digits are due on the net sales of licensed products.

Sponsored Research and Clinical Trial Agreements

City of Hope

In March 2015, the Company entered into a sponsored research agreement with COH in which the Company will fund continued research in the amount of $2.0 million per year, payable in four equal installments, until 2020. The research covered under this arrangement is for IL13Rα2, CD123 and the Spacer technology. For the year ended December 31, 2017, 2016 and 2015, the Company recorded $2.0 million, $2.0 million and 1.5 million, respectively, in research and development expenses on the statement of operations in connection with this agreement.

CD123 Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the year ended December 31, 2017 the Company recorded $1.4 million in research and development expenses under the CD123 CRA on the statement of operations.

IL13Rα2 Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for IL13Rα2 (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13Rα2. For the year ended December 31, 2017 the Company recorded $1.4 million in research and development expenses under the IL13Rα2 CRA on the statement of operations.

CD20 Clinical Trial Agreement with Fred Hutch

Also, on July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, Mustang entered into an investigator-initiated clinical trial agreement (“CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. For the year ended December 31, 2017, the Company recorded $0.6 million of expense in connection with this agreement.

CRISPR Sponsored Research Agreement with Beth Israel Deaconess Medical Center, Inc.

On November 28, 2017, the Company entered into a Sponsored Research Agreement (the “SRA”) with Beth Israel Deaconess Medical Center Inc. (“BIDMC”) to perform research relating to gene editing, via the use of CRISPR/Cas9, to be used in enhancing the efficacy of chimeric antigen receptor T (CAR T) cell therapies for solid tumor indications and to generate universal off the shelf CAR T cell therapies for both liquid and solid tumor indications. The Company agreed to fund approximately $0.8 million over a three-year period. For the year ended December 31, 2017, the Company recorded approximately $0.1 million of expense in connection with this agreement.

Consulting Agreements

In December 2016, the Company entered into two consulting agreements, one with two COH scientists, whereby effective January 1, 2017, in exchange for services provided to the Company each consultant shall be paid $60,000 per year, paid quarterly, through January 31, 2019. Further, each consultant has agreed to serve on our Scientific Advisory Board on an as needed basis and will receive additional compensation for those services. In addition, for services provided during the fourth quarter of 2016, pursuant to the terms of the agreement each consultant earned $60,000, which was paid in the first quarter of 2017. For the years ended December 31, 2017 and 2016, the Company recorded $120,000 and $120,000 respectively, on the statement of operations in connection with these agreements.

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

As additional consideration under the Mustang Founders Agreement, Mustang will also: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Mustang that occurs after the effective date of the Mustang Founders Agreement and ending on the date when Fortress no longer has majority voting control in the Company’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of the Company’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, the Company will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%) (see Note 8)..

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

For the years ended December 31, 2017 and 2016 and for the period from March 13, 2015 (Inception) to December 31, 2015, the Company recorded approximately $0.5 million, $0.5 million and $0.4 million, respectively, as expense related to this agreement.

Consulting Agreement with Chord Advisors, LLC (“Chord”)

On April 8, 2016, the Company entered into a full-service consulting agreement with Chord to provide advisory accounting services to the Company. Under the terms of the agreement, the Company paid Chord up to $5,000 per month to perform back office accounting functions, accounting analysis and financial reporting prior to the Company’s filing of its Registration Statement on Form 10 on July 27, 2016, and $7,500 per month following that date. Either party upon 30-days written notice can terminate the agreement. In addition to these services, Mr. David Horin, a Managing Partner of Chord, serves as the Company’s Interim Chief Financial Officer. Chord also provides advisory accounting services to Fortress under a separate agreement. For the year ended December 31, 2017 and 2016, the Company recognized approximately $92,000 and $48,000, respectively, in general and administrative expenses on the Statements of Operations, related to this agreement.

Effective as of December 15, 2017, Mr. Horin stepped down as the Interim Chief Financial Officer of the company. Mr. Horin had served, on a part-time and temporary basis, as the Company’s interim Chief Financial Officer under an agreement with Chord Advisors, LLC for back office accounting support, accounting policy and financial reporting services.

City of Hope

COH owns 1,000,000 Class A common shares and 293,588 common shares, representing approximately 5.0% of ownership, and has the right to appoint a director to the Board of Directors (the “Board”). As such, the Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

Payable and Accrued Expenses Related Party

The Company had a working capital promissory note with Fortress, which was paid in full in 2016. In 2017, in the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payable and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

National Securities Inc.

Fortress owns approximately 56.6% of National Holdings Corporation (“NHLD”). National Securities Inc. (“NSC”), a subsidiary of NHLD, acted as placement agent for the Company’s third-party financings (see Note 5). For the year ended December 31, 2017, the Company paid NSC placement agent fees of $5.6 million and issued to NSC 861,077 warrants to purchase the Company’s common stock. The warrants have a five-year term and an exercise price of $8.50 per share. For the year ended December 31, 2016, the Company paid NSC placement agent fees of $4.0 million and issued to NSC 601,486 warrants to purchase the Company’s common stock. The warrants have a five-year term and an exercise price of $8.50 per share. No fees were incurred for the period from March 13, 2015 (inception) to December 31, 2015.

NSC Note and Financings

In September 2016, Fortress acquired through a tender offer 56.6% of National Holdings, Inc. (“National” or “NHLD”). Prior to its full repayment in December 2016, the Company held a $3.6 million note in favor of NSC Biotech Venture Fund I, LLC for which National Securities, Inc. (“NSC”), a subsidiary of National, received a 10% placement fee upon issuance of the Note to Fortress (see Note 5).

In September 2016, the Company entered into a Placement Agent Agreement with National in connection with financing in which the Company agreed to pay NSC a cash fee of 10.0% of the gross proceeds and warrants equal to 10% of the total offering (see Note 8).

Director Compensation

Dr. Rosenwald

Pursuant to the terms of the Director Compensation Plan, Dr. Rosenwald will receive a cash fee of $50,000 per year paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For the year ended December 31, 2017, the Company recognized $25,052 in expense in its Statements of Operations related to the director compensation, including approximately $10,000 in expense related to an annual equity incentive grant of 10,000 restricted shares. No expense was recorded in 2016 or 2015.

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

The Board of the Company by unanimous written consent approved and authorized the execution of an advisory agreement dated January 1, 2017 (the “Advisory Agreement”), with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss, the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For year ended December 31, 2017, the Company recognized $70,800 in expense in its Statements of Operations related to the advisory agreement, including approximately $10,800 in expense related to an annual equity incentive grant of 10,000 restricted shares. No expense was recorded in 2016 or 2015.

Stock Awards Made to Fortress Employees

In April 2017, the Company made an option award to two employees of Fortress (see Note 8).

Note 5 - Notes Payable

Fortress Note

In 2015, the Company and Fortress entered into an Intercompany Working Capital Promissory Note (“Fortress Note”), in which Fortress agreed to provide a working capital line of credit to the Company from inception through a third-party financing. The Fortress Note is due on demand and accrues interest of 8% per year, with interest due and principal due upon demand. This line of credit can be pre-paid at any time in cash or through Fortress’ indebtedness to NSC Biotech Venture Fund I, LLC (“NSC Note”) or other similar indebtedness.

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

Pursuant to the terms of the Company’s $3.6 million Amended NSC Note, upon the closing of the Company’s second round of financing on October 25, 2016, the Company issued to National warrants for 138,462 relating to its aggregate gross proceeds from its third-party offerings exceeding five times the value of the debt. Upon the issuance of the warrant Fortress was removed as the guarantor on the note. In December 2016 the NSC Note was fully paid off.

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

In the fourth quarter of 2016, due to the financings described in Note 8, sufficient equity capital was raised so that the Company had cash equal to five times the amount of the portion of the proceeds of the NSC Note transferred to it. The Company issued 138,462 warrants with an exercise price of par value and a ten-year term.

The Company's liability for common shares issuable liability was measured using significant unobservable (Level 3) inputs.

The following table represents the activity for the Company's liability for common shares issuable for the years ended December 31, 2017 and 2016 ($ in thousands):

Common Shares Issuable Liability
January 1, 2016 Balance	$-
Liabilities reclassified	1,682
Change in fair value of liabilities reclassified	-
Liabilities reclassified to equity	-
December 31, 2016 Balance	$1,682
Liabilities reclassified	-
Change in fair value of liabilities reclassified	-
Liabilities reclassified to equity	(1,682)
December 31, 2017 Balance	$-

Note 7 - Commitments and Contingencies

Leases

On October 27, 2017, Mustang entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation. Pursuant to the terms of the lease agreement, Mustang agreed to lease 27,043 sf from the Landlord, located at 377 Plantation Street in Worcester, MA, through November 2026, subject to additional extensions at Mustang’s option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis. Mustang plans to make improvements to the facility of approximately $3.5 million.

The terms of the lease also require that Mustang post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which shall increase to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) when the Facility is fully occupied by Mustang. After the fifth lease year, the letter of credit obligation is subject to reduction.

The Facility is expected to be operational for the production of personalized CAR T therapies in 2018.

Total future minimum lease payments under the lease are:

($ in thousands)
2018	$38
2019	264
2020	448
2021	462
2022	476
Beyond	1,947
Total minimum lease payments	$3,635

Litigation

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles. Winson Tang v. Lindsay Rosenwald et al., Case No. BC607346. As amended, the Complaint requested a declaration that Plaintiff was a 15% owner of the Company’s outstanding shares, and alleged two claims for breach of contract against other Defendants. On November 3, 2017, Plaintiff and Defendants entered into a Settlement Agreement. The Settlement Agreement did not require issuance of any new shares by us.

In connection with the legal settlement, above, Fortress delivered 200,000 Mustang common shares, held by Fortress, to Plaintiff. During the year ended December 31, 2017, the Company recorded this transaction as a capital contribution from Fortress and a corresponding expense of approximately $2.0 million based upon the closing share price of Mustang shares as of the date of the Settlement Agreement. In addition to the share issuance the Company paid, in November 2017, a $0.2 million cash settlement to the plaintiff, such amount was recorded in general and administrative expenses on the Statements of Operations.

Note 8 - Stockholders’ Equity

Common Stock

The Company, in accordance with its certificate of incorporation, as amended in July 2016, which was retroactively applied, is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 1,000,000 shares are designated as “Class A Common Stock” and 15,000,000 shares are designated as “Class B Common Stock” see below Fortress Issuances and Note 4.

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

In February 2017, COH executed a waiver and acknowledgement agreement permitting issuance of the COH Anti-Dilution Shares in the form of Mustang common stock rather than Class A common shares as originally required, and such shares were issued. Therefore, in February 2017, the Company reclassed $1.7 million of common shares issuable liability to additional paid-in capital and issued 293,588 common shares to COH. As of December 31, 2017, COH owns 1,000,000 Class A common shares and 293,588 common shares. The shares were valued utilizing a weighted market model at approximately $5.73 per share or approximately $1.7 million.

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

On March 17, 2015, the Company entered into an exclusive license agreement with COH to acquire intellectual property rights pertaining to CAR T. Pursuant to the agreement, the Company paid COH an upfront fee of $2.0 million, in April 2015 (included in research and development-licenses acquired expenses on the Statements of Operations), and granted 1,000,000 shares of Mustang’s Class A Common Stock, representing 10% ownership of Mustang, as of such date. As of December 31, 2017, the COH owns 1,000,000 Class A common shares.

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

Offerings and Issuances of Common Stock and Warrants

In September 2016, the Company entered into a Placement Agent Agreement with NSC relating to the Company’s offering of shares of Common Stock in a private placement. Pursuant to the Placement Agent Agreement, the Company agreed to pay the Placement Agent a cash fee of 10.0% of the gross proceeds from the offering and granted a warrant exercisable for shares of Common Stock equal to 10% of the aggregate number of shares of Common Stock sold in the offering (the “Placement Agent Warrants”). In addition, the Company and the investors entered into a unit purchase agreement (the “Unit Purchase Agreement”). The Common Stock and Warrants were sold in units, with each unit consisting of 10,000 shares of the Company’s Common Stock and Warrants exercisable for 2,500 shares of Common Stock at an exercise price of $8.50 per share. The purchase price was $65,000 per Unit. The warrants have a five-year term and are only exercisable for cash.

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

Pursuant to the Founders Agreement, the Company issued 982,533 shares to Fortress, representing 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. For the year ended December 31, 2017, the Company recorded expense of approximately $1.2 million, related to this issuance (based upon the fair value of common shares on the date of issuance), which is included in general and administrative expenses in the Company’s Statements of Operations. For the year ended December 31, 2017, the Company recorded in research and development license acquired expenses on the Statement of Operations of $9.6 million or 834,756 shares of common stock issuable to Fortress on the anniversary of the A&R Founders Agreement, representing 2.5% of the Company’s outstanding shares at March 12, 2018, at $11.45 per share (fair value of common shares on March 12, 2018).

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

Stock Issuances to Fortress

On March 13, 2016, pursuant to the then in effect Mustang Founders Agreement, on the anniversary date of the Founders’ Agreement, the Company issued 250,000 shares of its Class B Common Stock to Fortress representing 2.5% of the fully diluted outstanding shares of the Company. Pursuant to the terms of the Mustang Founders Agreement, as amended in July 2016, this equity fee is no longer payable. The Company recorded an expense of approximately $37,000, in research and development licenses-acquired related to this stock grant during the year ended December 31, 2015.

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, on March 13, 2017, the Company issued 767,264 shares of common stock to Fortress, which equaled to 2.5% of the fully diluted outstanding equity of the Company at the time of issuance, for the annual stock dividend. The Company recorded an expense of approximately $4.4 million in research and development licenses-acquired related to this stock grant during the year ended December 31, 2016.

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation for the annual stock dividend that will be due on March 13, 2018, the Company reserved 834,756 shares of common stock to Fortress as common shares issuable, which equaled to 2.5% of the fully diluted outstanding equity of the Company at the time of issuance for the annual stock dividend. The Company recorded an expense of approximately $9.6 million or 834,756 shares of common stock at $11.45 per share (fair value of common shares on March 12, 2018) in research and development licenses-acquired related to these issuable shares during the year ended December 31, 2017.

In connection with the Mustang Founders Agreement, the Company issued 365,639 shares of common stock to Fortress representing 2.5% of the total shares issued in it’s Offering which commenced September 16, 2016 and ended in August 2017. See description of Offering above.

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. Total shares available for the issuance of stock-based awards under the Incentive Plan was 444,325 shares at December 31, 2017.

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

December 31, 2017
Risk-free interest rate	1.81% - 2.38%
Exercise Price	$5.73
Expected term in years	5.5 - 10.0
Expected volatility	77.30% - 96.65%

The following table summarizes stock option activities for the year ended December 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2016	-	$-	-
Options granted	1,241,675	5.73	9.31
Options outstanding	1,241,675	5.73	9.31
Options vested and exercisable at December 31, 2017	-	$-	-

As of December 31, 2017, the Company had unrecognized stock-based compensation expense related to options of $1.9 million with a weighted average vesting period of 1.43 years. The weighted average grant date fair value (per share) of options granted during the period was $10.98. Effective on January 1, 2017, the Company elected to account for forfeited awards as they occur as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

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

The following table summarizes restricted stock award activities for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	-	$-
Granted	180,000	5.73
Nonvested at December 31, 2017	180,000	$5.73

As of December 31, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.9 million with a weighted average vesting period of 3.28 years.

Restricted Stock Units

During 2017, the Company granted an aggregate of 134,000 restricted stock units to three employees. These grants vest over 4 years on the anniversary date of the grant.

The following table summarizes restricted stock units activities for the year ended December 31, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	-	$-
Granted	134,000	6.53
Nonvested at December 31, 2017	134,000	$6.53

As of December 31, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.5 million with a weighted average vesting period of 2.0 years.

For the year ended December 31, 2017, the Company recognized stock-based compensation of $2.0 million, no expense was recorded for the years ended December 31, 2016 and 2015.

Warrants

In connection with the Company’s offering of shares of common stock in a private placement, each investor received a warrant equal to 25% of the common shares purchased in connection with the offering. Further, NSC received Placement Agent Warrants.

A summary of warrant activities for years ended December 31, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,243,664	$7.98	5.16
Granted	3,013,770	8.50	4.09
Exercised	(4,116)	-	-
Outstanding as of December 31, 2017	5,253,318	$8.28	3.89

Upon the exercise of warrants, the Company will issue new shares of Common Stock.

Note 9 - Income Taxes

For financial reporting purposes, the Company calculated income tax provision and deferred income tax balances as if it was a separate entity and had filed its own separate tax return under Sub-Chapter C of the Internal Revenue Code.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year ended December 31,		For the period from March 13, 2015 (Inception) to December 31,
	2017	2016	2015
Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal tax benefit	9%	13%	5%
Non-deductible items	(2)%	(3)%	(2)%
Credits	-	-	1%
Federal tax rate change	(18)%	-	-
State tax rate change	(1)%	1%	-
Other	(1)%	1%	-
Change in valuation allowance	(22)%	(47)%	(39)%
Income taxes provision (benefit)	-	-	-

The components of the net deferred tax asset as of December 31, 2017 and 2016 are the following ($ in thousands):

	For the year ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryovers	$7,236	$3,310
Stock compensation and other	697	301
Change in warrant liability	50	76
Amortization of license	6,424	3,848
Accruals and reserves	22	-
Startup costs	8	13
Tax credits	178	89
Total deferred tax assets	$14,615	$7,637
Less valuation allowance	(14,615)	(7,637)
Deferred tax assets, net of allowance	$-	$-

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company has recorded a decrease related to deferred tax assets of $5.7 million, with a corresponding net adjustment to deferred income tax expense of $5.7 million for the year ended December 31, 2017.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during the measurement period.  The Company is in the process of analyzing the impact of the various provisions of the Tax Act. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $14.6 million and $7.6 million, respectively, was recorded for the year ended December 31, 2017 and 2016.

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $23.8 million and $33.7 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

There are no significant items determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the period ended December 31, 2017. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2017.

The federal and state tax returns for the years ended December 31, 2017, 2016, and 2015 are currently open for examination under the applicable federal and state income tax statues of limitations.

Note 10 - Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total Revenue	$-	$-	$-	$-
Operating expenses	$3,306	$5,665	$7,084	$15,730
Other income/(expense)	$88	$136	$144	$129
Net loss	$(3,218)	$(5,529)	$(6,940)	$(15,601)
Basic and diluted net loss per common share	$(0.14)	$(0.21)	$(0.27)	$(0.61)

2016
Total Revenue	$-	$-	$-	$-
Operating expenses	$822	$1,040	$1,670	$7,831
Other income/(expense)	$(81)	$(93)	$(200)	$(917)
Net loss	$(903)	$(1,133)	$(1,870)	$(8,748)
Basic and diluted net loss per common share	$(0.09)	$(0.11)	$(0.19)	$(0.64)

Note 11 - Subsequent Events

On January 3, 2018, the Company entered into a non-exclusive license agreement with COH to acquire patent and licensed know-how rights related to developing, manufacturing, and commercializing licensed products in the field. The Company is required to pay $75,000 in consideration for the licenses to the patent rights and the licensed know-how in addition to an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products. Simultaneous with the execution of this agreement, the Company entered into a sponsored research agreement with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company will fund continued research in the amount of $0.9 million which we paid in March of 2018.

On March 17, 2018, the Company entered into a sponsored research agreement with Fred Hutch related to developing and optimizing processes and systems associated with CD20 cell processing. Pursuant to the SRA, the Company will fund continued research in the amount of $0.6 million.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Manuel Litchman
Name: Manuel Litchman
Title: President and Chief Executive Officer

March 29, 2018

POWER OF ATTORNEY

We, the undersigned directors and/or executive officers of Mustang Bio, Inc., hereby severally constitute and appoint Manuel Litchman, acting singly, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign this Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Weiss
Michael S. Weiss	Executive Chairman of the Board	March 29, 2018

/s/ Manuel Litchman
Manuel Litchman, M.D.	President and Chief Executive Officer	March 29, 2018

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, M.D.	Director	March 29, 2018

/s/ Neil Herskowitz
Neil Herskowitz	Director	March 29, 2018

/s/ Adam Chill
Adam Chill	Director	March 29, 2018

/s/ Michael Zelefsky
Michael Zelefsky, M.D.	Director	March 29, 2018

/s/ Brian Achenbach
Brian Achenbach	Vice President of Finance & Corporate Controller	March 29, 2018