Form 10-Q
period 2018-03-31
MUSTANG BIO, INC.
filed 2018-05-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Common Stock	Outstanding Shares as of May 13, 2018
Class A Common Stock, $0.0001 par value	1,000,000
Common Stock, $0.0001 par value	26,112,385

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,755	$34,975
Short-term investments (certificates of deposit)	37,002	26,002
Interest receivable on short-term investments (certificates of deposit)	203	106
Prepaid expenses	666	278
Total current assets	55,626	61,361

Property, plant and equipment, net	133	140
Fixed assets - construction in process	4,237	1,241
Restricted cash	500	500
Other assets	594	251
Total Assets	$61,090	$63,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,007	$3,474
Payables and accrued expenses - related party	316	137
Total current liabilities	5,323	3,611

Deferred rent payable	125	50
Total Liabilities	5,448	3,661

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common shares, 26,101,554 and 25,236,255 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Common stock issuable, 0 and 834,756 shares as of March 31, 2018 and December 31, 2017, respectively	-	9,558
Additional paid-in capital	110,328	98,679
Accumulated deficit	(54,689)	(48,408)
Total Stockholders’ Equity	55,642	59,832
Total Liabilities and Stockholders’ Equity	$61,090	$63,493

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2018	2017
Revenue - related party	$50	$-

Operating expenses:
Research and development	4,292	706
Research and development - licenses acquired	75	575
General and administrative	2,110	2,025
Total operating expenses	6,477	3,306
Loss from operations	(6,427)	(3,306)

Other income (expense)
Interest income	146	90
Interest expense - related party	-	(2)
Total other income (expense)	146	88
Net Loss	$(6,281)	$(3,218)

Net loss per common share outstanding, basic and diluted	$(0.24)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	26,387,445	22,401,000

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statement of Stockholders’ Equity

($ in thousands)

(Unaudited)

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2017	250,000	$-	1,000,000	$-	25,236,255	$3	$9,558	$98,679	$(48,408)	$59,832
Issuance of common shares - Founders Agreement	-	-	-	-	834,756	-	(9,558)	9,558	-	-
Stock-based compensation expenses	-	-	-	-	-	-	-	1,995	-	1,995
Exercise of warrants	-	-	-	-	30,543	-	-	96	-	96
Net loss	-	-	-	-	-	-	-	-	(6,281)	(6,281)
Balances at March 31, 2018	250,000	$-	1,000,000	$-	26,101,554	$3	$-	$110,328	$(54,689)	$55,642

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,281)	$(3,218)
Research and development-licenses acquired, expensed	75	575
Issuance of common shares - Founders Agreement	-	1,232
Stock-based compensation expenses	1,995	-
Depreciation expense	7	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(731)	(15)
Interest receivable	(97)	-
Accounts payable and accrued expenses	(787)	(117)
Payable and accrued expenses - related party	179	(110)
Accrued interest - related party	-	(411)
Deferred rent	75	-
Notes payable - related party	-	28
Net cash used in operating activities	(5,565)	(2,036)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	(25,000)	-
Maturity of certificate of deposit	14,000	-
Purchase of research and development licenses	(75)	(375)
Purchase of fixed assets - construction-in-process	(676)	-
Net cash used in investing activities	(11,751)	(375)

Cash Flows from Financing Activities:
Payment of Fortress Note	-	(320)
Proceeds from issuance of common stock and warrants, net of offering cost of $0 and $5,663, respectively	-	50,242
Proceeds from exercise of warrants	96	-
Net cash provided by financing activities	96	49,922

Net change in cash, cash equivalents and restricted cash	(17,220)	47,511
Cash, cash equivalents and restricted cash, beginning of the period	35,475	27,499
Cash, cash equivalents and restricted cash, end of the period	$18,255	$75,010

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$413

Supplemental disclosure of noncash investing and financing activities:
Construction-in-progress included in accounts payable and accrued expenses	$2,320	$-
Issuance of common shares - Founders Agreement	$9,558	$4,396
Common shares issuable for license acquired	$-	$1,682

The accompanying notes are an integral part of these condensed financial statements.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 - Organization, Description of Business and Liquidity and Capital Resources

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015. Mustang is as a clinical-stage biopharmaceutical company focused on the acquisition, development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2018, the Company had an accumulated deficit of $54.7 million.

The Company has funded its operations to date primarily through the sale of equity and debt securities. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances and short-term investments held to maturity at March 31, 2018 are sufficient to fund its anticipated operating cash requirements for at least the next twelve months.

The Company will require additional financing to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2017, which were included in the Company’s Form 10-K, and filed with the SEC on March 29, 2018. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Use of Estimates

The Company’s unaudited condensed financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Due to the uncertainty inherent in such estimates actual results could differ from those estimates.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 29, 2018, with the exception of revenue recognition.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Revenue from Contracts with Customers

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

•	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration

•	Constraining estimates of variable consideration

•	The existence of a significant financing component in the contract

•	Noncash consideration

•	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property is recognized only when (or as) the later of the following events occurs:

a.           The subsequent sale or usage occurs.

b.           The performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

Incremental contract costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as services are provided to a customer.

On February 2, 2018, the Company entered into an Option Agreement (the “TG Agreement”) with TG Therapeutics, Inc. (“TG”), a related party.  The TG Agreement is an option to enter into a global collaboration for such intellectual property rights with respect to certain licensed products.  TG is required to pay the Company an upfront $50,000 fee for the option, which expires in 180 days.  The Company determined that the contract contains one performance obligation, the option to enter into a collaboration agreement that was satisfied upon execution of the TG Agreement.  As such, the $50,000 transaction price was allocated to the one performance obligation and recognized as revenue at the point in time the TG Agreement was executed.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-08 on January 1, 2018. The adoption of this update did not have a material impact on the Company’s financial statements.

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

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three months ended March 31, 2018 and 2017, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended March 31,
($ in thousands)	2018	2017
City of Hope
Manufacturing	$75	$-
IL13Rα2	-	250
IV/ICV	-	125
UCLA	-	200
Total	$75	$575

License Agreements

City of Hope

Manufacturing License

On January 3, 2018, the Company entered into a non-exclusive license agreement with City of Hope National Medical Center (“COH”) to acquire patent and licensed know-how rights related to developing, manufacturing, and commercializing licensed products. The Company is required to pay $75,000 in consideration for the licenses to the patent rights and the licensed know-how in addition to an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Research and Development Expenses – Sponsored Research and Clinical Trial Agreements

For the three months ended March 31, 2018 and 2017, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended March 31,
	2018	2017
($ in thousands)
City of Hope	$500	$500
City of Hope - CD123	150	20
City of Hope - IL13Rα2	360	9
City of Hope - Manufacturing	114	-
Fred Hutch - CD20	266	-
Total	$1,390	$529

City of Hope Sponsored Research Agreement

On January 3, 2018, the Company entered into a Sponsored Research Agreement (“SRA”) with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company will fund continued research in the amount of $0.9 million in March of 2018, to fund the research program, which has an initial term of two (2) years.

Fred Hutch Cancer Research Center Sponsored Research Agreement

On March 17, 2018, the Company entered into a SRA with The Fred Hutch Cancer Research Center (“Fred Hutch”) related to developing and optimizing processes and systems associated with CD20 cell processing. Pursuant to the SRA, the Company will fund continued research in the amount of $0.6 million during the term of the SRA which expires one year from the effective date.

Note 4 - Related Party Agreements

Annual Stock Dividend and Management Services Agreement with Fortress

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

In March 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five years (with automatic five-year renewals), Fortress will render advisory and consulting services to the Company. In consideration for these services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended March 31, 2018 and 2017, the Company recorded expenses related to the MSA of approximately $0.1 million, respectively. For the three months ended March 31, 2018 and 2017, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses on the condensed statement of operations.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

City of Hope

COH owns 1,000,000 shares of the Company’s Class A common stock and 293,588 shares of the Company’s common stock, representing approximately 5.0% of the Company’s outstanding capital stock, and has the right to appoint a director to the Company’s Board of Directors (the “Board”). As such, the Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

Payable and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payable and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

National Securities Inc.

Fortress owns a majority interest in National Holdings Corporation (“NHLD”). National Securities Inc. (“NSC”) a subsidiary of NHLD acted as placement agent for the Company’s third-party financings (see Note 6). No fees were incurred for the three months ended March 31, 2018 for any such financings. For the three months ended March 31, 2017, the Company paid NSC placement agent fees of $5.6 million in cash and 860,077 warrants to purchase the Company’s common stock.

Option on Collaboration Agreement with TG Therapeutics, Inc.

On February 2, 2018 the Company entered into an Option Agreement with TG Therapeutics, Inc. (“TGTX Option”), a related party, whereby TGTX was granted the option to enter into a global collaboration on the joint development and commercialization of product candidates pertaining to the Company’s CD20 license agreement with Fred Hutch. In consideration of the TGTX Option, TGTX paid an option fee of $50,000, which was recorded by the Company as Revenue-related party in the condensed statement of operations. The TGTX Option expires 180 days after the effective date and can be extended for three months upon mutual written consent. Mr. Weiss serves as the Chief Executive Officer of TGTX.

Director Compensation

Dr. Rosenwald

In connection to Dr. Rosenwald’s service on the Company’s Board of Directors for the three months ended March 31, 2018, the Company recognized $12,500 in expense in its condensed statements of operations related to the director compensation, including approximately $5,000 in expense related to an annual equity incentive grant of 10,000 restricted shares. No expense was recorded in the three months ended March 31, 2017. Dr. Rosenwald serves as Chief Executive Officer of Fortress.

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

In connection with Mr. Weiss’ services as Chairman of the Board of the Company, for the three months ended March 31, 2018 and 2017, the Company recognized $15,000 and $15,000, respectively, in expense in its condensed statements of operations related to the advisory agreement. Caribe BioAdvisors, LLC is owned by Mr. Weiss. Additionally, Mr. Weiss serves as the Executive Vice Chairman of Fortress.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Stock Awards Made to Fortress Employees

In April 2017, the Company made an option award to two employees of Fortress (see Note 5).

Note 5 - Stockholders’ Equity

Stock Issuances to Fortress

Pursuant to the Founders Agreement, the Company issued 834,756 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of the Company on March 12, 2018.

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. Total shares available for the issuance of stock-based awards under the Incentive Plan was 169,325 shares at March 31, 2018.

The following table summarizes stock option activities for the three months ended March 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2017	1,241,675	$5.73	9.31
Options granted	-	$-	-
Options outstanding	1,241,675	$5.73	9.06
Options vested and exercisable at March 31, 2018	$-	$-	$-

As of March 31, 2018, the Company had unrecognized stock-based compensation expense related to options of $1.5 million with a weighted average vesting period of 1.24 years.

Restricted Stock

The following table summarizes restricted stock award activities for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	180,000	$5.73
Granted	-	-
Nonvested at March 31, 2018	180,000	$5.73

As of March 31, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.8 million with a weighted average vesting period of 3.03 years.

Restricted Stock Units

During the three months ended March 31, 2018, the Company granted 75,000 restricted stock units to two employees and 200,000 restricted stock units to two consultants. The grants to the employees vest over 4 years on the anniversary date of the grant. The grants to the consultants vest over 5 years on the anniversary date of the grant.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The following table summarizes restricted stock units activities for the three months ended March 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	134,000	$6.53
Granted	275,000	10.55
Vested	(100,000)	10.29
Nonvested at March 31, 2018	309,000	$8.89

As of March 31, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $1.3 million with a weighted average vesting period of 2.1 years.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2018 (in thousands).

For the three months ended March 31,
2018
Employee	$705
Non-employee	1,290
Total stock-based compensation expense	$1,995

Warrants

A summary of warrant activities for three months ended March 31, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	5,253,318	$8.28	3.89
Granted	-	-	-
Exercised	(30,543)	3.15	-
Outstanding as of March 31, 2018	5,222,775	$8.31	3.85

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

	For the three months ended March 31,
	2018	2017
Warrants	5,222,775	5,253,935
Options	1,241,675	-
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	180,000	-
Unvested restricted stock units	309,000	-
Total	7,203,450	5,503,935

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

In January 2018, we entered into a non-exclusive license agreement with COH to acquire patent and licensed know-how rights related to developing, manufacturing, and commercializing licensed products. We are required to pay $75,000 in consideration for the licenses to the patent rights and the licensed know-how, which we paid in March of 2018, in addition to an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products. Simultaneous with the execution of this agreement, the Company entered into a sponsored research agreement with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company will fund continued research in the amount of $0.9 million which we paid in March of 2018.

In March 2018, we entered into a sponsored research agreement (“SRA”) with Fred Hutch related to developing and optimizing processes and systems associated with CD20 cell processing (“Fred Hutch SRA”). Pursuant to the Fred Hutch SRA, we will fund continued research in the amount of $0.6 million for a term of one year from the effective date.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2018, we have an accumulated deficit of $54.7 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	For the three months ended March 31,		Change
	2018	2017	$	%
($ in thousands)
Revenue - related party	$50	$-	$50	100%

Operating expenses:
Research and development	4,292	706	3,586	508%
Research and development - licenses acquired	75	575	(500)	-87%
General and administrative	2,110	2,025	85	4%
Total operating expenses	6,477	3,306	3,171	96%
Loss from operations	(6,427)	(3,306)	(3,121)	94%

Other income (expense)
Interest income	146	90	56	62%
Interest expense - related party	-	(2)	2	-100%
Total other income (expense)	146	88	58	66%
Net Loss	$(6,281)	$(3,218)	$(3,063)	95%

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

For the three months ended March 31, 2018 and 2017, research and development expenses were $4.3 million and $0.7 million, respectively. The increase of $3.6 million pertains to: $0.1 million in connection with our COH manufacturing Sponsored Research Agreement (“COH SRA”), $0.4 million in connection with our IL13Rα2 Clinical Research Agreement (“CRA”), $0.1 million in connection with our CD123 CRA, $0.3 million related to our CRA with Fred Hutch, $0.6 million for personnel costs, $0.3 million for consulting and outside services and $1.5 million in stock-based compensation expense for equity awards to employees and consultants.

For the three months ended March 31, 2018 and 2017, research and development expenses for licenses acquired were approximately $0.1 million and $0.6 million, respectively. For the three months ended March 31, 2018, $0.1 million related to an upfront fee for our Manufacturing license with COH. For the three months ended March 31, 2017, $0.3 million related to the achievement of a milestones related to the IL13Rα2 license from COH, $0.2 million related to an upfront fee for our license with UCLA and $0.1 million related to an upfront fee for the IV/ICV license.

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

For the three months ended March 31, 2018 and 2017, general and administrative expenses were $2.1 million and $2.0 million, respectively. The increase of $0.1 million is attributed to $0.3 million of legal fees, $0.3 million of personnel costs and $0.2 million of other corporate costs, offset by a $0.7 million decrease in stock-based compensation expense.

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

Liquidity and Capital Resources

Our major sources of cash have been proceeds from the private placement of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances and our short term investments at March 31, 2018, are sufficient to fund our anticipated operating cash requirements at least the next twelve months.

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2018, we had an accumulated deficit of $54.7 million.

Cash Flows for the Three Months Ended March 31, 2018 and 2017

	For the three months ended March 31,
	2018	2017
($ in thousands)
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(5,565)	$(2,036)
Investing activities	(11,751)	(375)
Financing activities	96	49,922
Net change in cash, cash equivalents and restricted cash	$(17,220)	$47,511

Operating Activities

Net cash used in operating activities was $5.6 million for the three months ended March 31, 2018, compared to $2.0 million for the three months ended March 31, 2017.

Net cash used in operating activities for the three months ended March 31, 2018 was primarily due to approximately $6.3 million in net loss and $1.4 million in change in operating liabilities, partially offset by $2.0 million of non-cash stock compensation expenses and $0.1 million of research and development-licenses acquired, expensed.

Net cash used in operating activities for the three months ended March 31, 2017 was primarily due to approximately $3.2 million in net loss and $0.6 million of change in operating liabilities, partially offset by approximately $1.2 million related to the issuance of shares of our common stock under the Founders Agreement and $0.6 million of research and development-licenses acquired, expensed.

Investing Activities

Net cash used in investing activities was $11.8 million for the three months ended March 31, 2018, representing our $25.0 million investment in certificates of deposits held to maturity, $0.7 million in purchases of fixed assets for construction-in-process, $0.1 million in acquisition costs of acquired licenses, offset by $14.0 million in maturities of certificates of deposits. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2017, representing the acquisition costs of acquired licenses.

Financing Activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2018 due to net proceeds from the exercise of warrants. Net cash provided by financing activities of $49.9 million during the three months ended March 31, 2017 was due to $50.2 million of net proceeds for the issuance of common stock offset by the repayment of our Fortress Note of $0.3 million.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the three months ended March 31, 2018, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

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

We do not currently have any manufacturing facilities or manufacturing personnel. While we currently expect to open our own cell processing facility in Worcester, Massachusetts, in order to supply product candidates for all clinical trials that will be conducted under IND applications to be filed by us, currently we rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015, and have an accumulated deficit of $54.7 million as of March 31, 2018. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of March 31, 2018, we had $55.3 million in cash and short-term investments (certificates of deposit) and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 14, 2018	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Vice President of Finance & Corporate Controller
(Principal Financial Officer)

