Form 10-Q
period 2018-06-30
MUSTANG BIO, INC.
filed 2018-08-13
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Common Stock	Outstanding Shares as of August 13, 2018
Class A Common Stock, $0.0001 par value	1,000,000
Common Stock, $0.0001 par value	26,263,354

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,744	$34,975
Short-term investments (certificates of deposit)	35,000	26,002
Interest receivable on short-term investments (certificates of deposit)	409	106
Prepaid expenses	965	278
Total current assets	48,118	61,361

Property, plant and equipment, net	5,672	140
Fixed assets - construction in process	864	1,241
Restricted cash	500	500
Other assets	521	251
Total Assets	$55,675	$63,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,488	$3,474
Payables and accrued expenses - related party	187	137
Total current liabilities	3,675	3,611

Deferred Rent Payable	395	50
Total Liabilities	4,070	3,661

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common shares, 26,263,354 and 25,236,255 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	3
Common stock issuable, 0 and 834,756 shares as of June 30, 2018 and December 31, 2017, respectively	-	9,558
Additional paid-in capital	111,384	98,679
Accumulated deficit	(59,782)	(48,408)
Total Stockholders’ Equity	51,605	59,832
Total Liabilities and Stockholders’ Equity	$55,675	$63,493

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue - related party	$-	$-	$50	$-

Operating expenses:
Research and development	3,557	2,494	7,849	3,200
Research and development – licenses acquired	-	1,500	75	2,075
General and administrative	1,683	1,671	3,793	3,696
Total operating expenses	5,240	5,665	11,717	8,971
Loss from operations	(5,240)	(5,665)	(11,667)	(8,971)

Other income
Interest income	147	134	293	224
Interest income - related party	-	2	-	-
Total other income	147	136	293	224
Net Loss	$(5,093)	$(5,529)	$(11,374)	$(8,747)

Net loss per common share outstanding, basic and diluted	$(0.19)	$(0.21)	$(0.43)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	27,087,918	26,180,351	26,731,616	24,301,115

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statement of Stockholders’ Equity

($ in thousands)

(Unaudited)

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	250,000	$-	1,000,000	$-	25,236,255	$3	$9,558	$98,679	$(48,408)	$59,832
Issuance of common shares - Founders Agreement	-	-	-	-	834,756	-	(9,558)	9,558	-	-
Stock-based compensation expenses	-	-	-	-	150,000	-	-	2,966	-	2,966
Exercise of warrants	-	-	-	-	42,343	-	-	181	-	181
Net loss	-	-	-	-	-	-	-	-	(11,374)	(11,374)
Balances at June 30, 2018	250,000	$-	1,000,000	$-	26,263,354	$3	$-	$111,384	$(59,782)	$51,605

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the six months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(11,374)	$(8,747)
Research and development - licenses acquired, expensed	75	2,075
Issuance of common shares - Founders Agreement	-	1,232
Stock-based compensation expenses	2,966	397
Depreciation expense	122	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(957)	(8)
Interest receivables	(303)	-
Accounts payable and accrued expenses	155	2,295
Payables and accrued expenses - related party	50	13
Accrued interest - related party	-	(413)
Deferred rent	345	-
Notes payable - related party	-	146
Net cash used in operating activities	(8,921)	(3,010)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	(35,000)	(20,038)
Maturity of certificate of deposit	26,002	-
Purchase of research and development licenses	(75)	(575)
Purchase of fixed assets	(5,418)	-
Net cash used in investing activities	(14,491)	(20,613)

Cash Flows from Financing Activities:
Payment of Fortress Note	-	(320)
Proceeds from issuance of common stock and warrants, net of offering cost of $5,671	-	50,234
Proceeds from exercise of warrants	181	-
Net cash provided by financing activities	181	49,914

Net change in cash, cash equivalents and restricted cash	(23,231)	26,291
Cash, cash equivalents and restricted cash, beginning of the period	35,475	27,499
Cash, cash equivalents and restricted cash, end of the period	$12,244	$53,790

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$413

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$818	$-
Issuance of common shares - Founders Agreement	$9,558	$4,396
Common shares issuable for license acquired	$-	$1,682

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, the Company had an accumulated deficit of $59.8 million.

The Company has funded its operations to date primarily through the sale of equity and debt securities. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances and short-term investments held to maturity at June 30, 2018 are sufficient to fund its anticipated operating cash requirements for at least the next twelve months.

The Company will require additional financing to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2017, which were included in the Company’s Form 10-K and filed with the SEC on March 29, 2018. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

On February 2, 2018, the Company entered into an Option Agreement (the “TG Agreement”) with TG Therapeutics, Inc. (“TG”), a related party.  The TG Agreement is an option to enter into a global collaboration for such intellectual property rights with respect to certain licensed products.  TG is required to pay the Company an upfront $50,000 fee for the option, which expired on August 1, 2018 without action.  The Company determined that the contract contains one performance obligation, the option to enter into a collaboration agreement that was satisfied upon execution of the TG Agreement.  As such, the $50,000 transaction price was allocated to the one performance obligation and recognized as revenue at the point in time the TG Agreement was executed.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-15 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The new standard will be effective on January 1, 2018; however, early adoption is permitted. The Company adopted ASU 2016-01 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-08 on January 1, 2018. The adoption of this update did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact, if any, of adopting this standard on its financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three and six months ended June 30, 2018 and 2017, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2018	2017	2018	2017
City of Hope
Manufacturing	$-	$-	$75	$-
IL13Rα2	-	-	-	250
IV/ICV	-	-	-	125
PSCA	-	300	-	300
HER2	-	600	-	600
CS1	-	600	-	600
UCLA	-	-	-	200
Total	$-	$1,500	$75	$2,075

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and six months ended June 30, 2018 and 2017, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2018	2017	2018	2017
City of Hope	$500	$500	$1,000	$1,000
City of Hope - CD123	114	575	264	595
City of Hope - IL13Rα2	143	1,001	503	1,010
City of Hope - Manufacturing	115	-	229	-
Fred Hutch - CD20	418	-	684	-
Total	$1,290	$2,076	$2,680	$2,605

City of Hope Sponsored Research Agreement

On January 3, 2018, the Company entered into a Sponsored Research Agreement (“SRA”) with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company will fund continued research in the amount of $0.9 million for the program, which has an initial term of two (2) years.

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

Note 4 – Property and Equipment

Mustang’s property and equipment consisted of the following ($ in thousands):

	Estimated Useful Life (in years)	June 30, 2018	December 31, 2017
Computer equipment	3	$53	$-
Furniture and fixtures	5	111	-
Machinery & equipment	5	1,897	142
Leasehold improvements	9	3,736	-
Construction in process	N/A	864	1,241
Total property and equipment		6,661	1,383
Less: accumulated depreciation		(125)	(2)
Property and equipment, net		$6,536	$1,381

Mustang’s depreciation expense for the three months ended June 30, 2018 and 2017, was approximately $115,000 and $0, respectively, and was recorded in research and development expense in the Condensed Statements of Operations. Mustang’s depreciation expense for the six months ended June 30, 2018 and 2017, was approximately $122,000 and $0, respectively, and was recorded in research and development expense in the Condensed Statements of Operations.

Note 5 - Related Party Agreements

Annual Stock Dividend and Management Services Agreement with Fortress

In July 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company (the “Annual Stock Dividend”).

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

In June 2018, in connection with the Amended and Restated Articles of Incorporation, the Company amended the annual stock dividend due date from March 13 to January 1.

In March 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five years (with automatic five-year renewals), Fortress will render advisory and consulting services to the Company. In consideration for these services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended June 30, 2018 and 2017, the Company recorded expenses related to the MSA of approximately $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded expenses related to the MSA of approximately $0.3 million, respectively. For the three and six months ended June 30, 2018 and 2017, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses on the condensed statement of operations.

City of Hope

COH owns 1,000,000 shares of the Company’s Class A common stock and 293,588 shares of the Company’s common stock, representing approximately 4.7% of the Company’s outstanding capital stock, and has the right to appoint a director to the Company’s Board of Directors (the “Board”). As such, the Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Payable and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payable and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

National Securities Inc.

Fortress owns a majority interest in National Holdings Corporation (“NHLD”). National Securities Inc. (“NSC”) a subsidiary of NHLD acted as placement agent for the Company’s third-party financings (see Note 6). No fees were incurred for the six months ended June 30, 2018 for any such financings. For the six months ended June 30, 2017, the Company paid NSC placement agent fees of $5.6 million in cash and 860,077 warrants to purchase the Company’s common stock.

Option on Collaboration Agreement with TG Therapeutics, Inc.

On February 2, 2018 the Company entered into an Option Agreement with TG Therapeutics, Inc. (“TGTX Option”), a related party, whereby TGTX was granted the option to enter into a global collaboration on the joint development and commercialization of product candidates pertaining to the Company’s CD20 license agreement with Fred Hutch. In consideration of the TGTX Option, TGTX is required to pay an option fee of $50,000, which was recorded by the Company as Revenue-related party in the condensed statement of operations. The TGTX Option expired on August 1, 2018 without action. Mr. Weiss serves as the Chief Executive Officer of TGTX.

Note 6 - Stockholders’ Equity

Stock Issuances to Fortress

Pursuant to the Founders Agreement, the Company issued 834,756 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully diluted outstanding equity of the Company on March 12, 2018.

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 2,915,325 shares at June 30, 2018.

The following table summarizes stock option activities for the six months ended June 30, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2017	1,241,675	$5.73	9.31
Options granted	-	-	-
Options outstanding	1,241,675	5.73	8.81
Options vested and exercisable at June 30, 2018	285,419	$5.73	8.81

As of June 30, 2018, the Company had unrecognized stock-based compensation expense related to options of $1.2 million with a weighted average vesting period of approximately 1.4 years.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Restricted Stock

The following table summarizes restricted stock award activities for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	180,000	$5.73
Granted	50,000	7.89
Nonvested at June 30, 2018	230,000	$6.20

As of June 30, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock of $1.1 million with a weighted average vesting period of approximately 2.8 years.

Restricted Stock Units

During the six months ended June 30, 2018, the Company granted 379,000 restricted stock units to employees and 200,000 restricted stock units to two consultants. The grants to the employees vest over 4 years on the anniversary date of the grant. The grants to the consultants vest 50% on date of grant and the remaining 50% over 4 years on the anniversary date of the grant.

The following table summarizes restricted stock units activities for the six months ended June 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	134,000	$6.53
Granted	579,000	10.82
Vested	(100,000)	10.29
Nonvested at June 30, 2018	613,000	$9.97

As of June 30, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $4.0 million with a weighted average vesting period of approximately 2.0 years.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Employee	$1,018	$334	$1,723	$334
Non-employee	(47)	63	1,243	63
Total stock-based compensation expense	$971	$397	$2,966	$397

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Warrants

A summary of warrant activities for six months ended June 30, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	5,253,318	$8.28	3.89
Granted	-	-	-
Exercised	(42,343)	4.28	-
Outstanding as of June 30, 2018	5,210,975	$8.32	3.60

Upon the exercise of warrants, the Company will issue new shares of common stock.

Note 7 - Net Loss per Share

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

	For the six months ended June 30,
	2018	2017
Warrants	5,210,975	5,253,934
Options	1,241,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	230,000	180,000
Unvested restricted stock units	613,000	110,000
Total	7,545,650	7,035,609

Note 8 – Subsequent Events

On August 2, 2018, the Company entered into an exclusive worldwide license agreement with St. Jude Children’s Research Hospital for the development of a potentially first-in-class ex vivo lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“X-SCID”), also known as bubble boy disease. The therapy is currently being evaluated in a Phase 1/2 multicenter trial in infants under the age of two. This study is the world’s first lentiviral gene therapy trial for infants with X-SCID.

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

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, we have an accumulated deficit of $59.8 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	For the three months ended June 30,		Change
($ in thousands)	2018	2017	$	%
Operating expenses:
Research and development	$3,557	$2,494	$1,063	43%
Research and development – licenses acquired	-	1,500	(1,500)	-100%
General and administrative	1,683	1,671	12	1%
Total operating expenses	5,240	5,665	(425)	-8%
Loss from operations	(5,240)	(5,665)	425	-8%

Other income
Interest income	147	134	13	10%
Interest income - related party	-	2	(2)	-100%
Total other income	147	136	11	8%
Net Loss	$(5,093)	$(5,529)	$436	-8%

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

For the three months ended June 30, 2018 and 2017, research and development expenses were $3.6 million and $2.5 million, respectively. The increase of $1.1 million is primarily attributable to: $1.1 million for personnel related costs due to the hiring of research and development employees, of which $0.5 million is for stock-based compensation expense for equity awards, $0.4 million related to our Fred Hutch CRA and SRA, $0.1 million related to our COH manufacturing Sponsored Research Agreement (“COH SRA”), $0.2 million related to consulting and outside services, $0.1 million in assay development expenses, $0.2 million in license maintenance fees and $0.2 million related to facility costs, offset by a $0.9 million decrease in connection with our IL13Rα2 Clinical Research Agreement (“CRA”) and a $0.5 million decrease in connection with our CD123 CRA.

For the three months ended June 30, 2018 and 2017, research and development expenses for licenses acquired were approximately $0 and $1.5 million, respectively. For the three months ended June 30, 2017, $0.3 million related to an upfront fee for our PSCA license, $0.6 million related to an upfront fee for our HER2 license and $0.6 million related to an upfront fee for our CS1 license. All three licenses were acquired from COH.

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

For the three months ended June 30, 2018 and 2017, general and administrative expenses were comparable at $1.7 million and $1.7 million, respectively.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities, including additional product candidates entering the clinic;

•	stock compensation granted to key employees and non-employees;

•	support of business development activities; and

•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of the Six Months Ended June 30, 2018 and 2017

	For the six months ended June 30,		Change
($ in thousands)	2018	2017	$	%
Revenue - related party	$50	$-	$50	100%

Operating expenses:
Research and development	7,849	3,200	4,649	145%
Research and development – licenses acquired	75	2,075	(2,000)	-96%
General and administrative	3,793	3,696	97	3%
Total operating expenses	11,717	8,971	2,746	31%
Loss from operations	(11,667)	(8,971)	(2,696)	30%

Other income
Interest income	293	224	69	31%
Interest income - related party	-	-	-	100%
Total other income	293	224	69	31%
Net Loss	$(11,374)	$(8,747)	$(2,627)	30%

Research and Development Expenses

For the six months ended June 30, 2018 and 2017, research and development expenses were $7.8 million and $3.2 million, respectively. The increase of $4.6 million is primarily attributable to: $3.3 million for personnel related costs due to the hiring of research and development employees, of which $2.0 million is for stock-based compensation expense for equity awards, $0.7 million related to our CRA with Fred Hutch, $0.5 million related to consulting and outside services, $0.3 million in assay development expenses, $0.3 million related to facility costs, $0.2 million related to our COH manufacturing Sponsored Research Agreement (“COH SRA”) and $0.2 million related to license maintenance fees, offset by a decrease of $0.8 million in connection with our clinical research arrangements with COH.

For the six months ended June 30, 2018 and 2017, research and development expenses - licenses acquired were approximately $0.1 million and $2.1 million, respectively. For the six months ended June 30, 2018, $0.1 million related to an upfront fee for our Manufacturing license with COH. For the six months ended June 30, 2017, we incurred $1.9 million of expenses in connection with our licenses for COH. These expenses consisted of: $0.3 million related to an upfront fee for our PSCA license, $0.6 million related to an upfront fee for our HER2 license, $0.6 million related to an upfront fee for our CS1 license, $0.1 million upfront payment related to the acquisition of our IV/ICV license and $0.3 million in connection with the achievement of a milestone pursuant to our IL13Rα2 license. Additionally, we incurred expense of $0.2 million related to the acquisition of our PSCA license from UCLA.

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

For the six months ended June 30, 2018 and 2017, general and administrative expenses were comparable at $3.8 million and $3.7 million, respectively.

Liquidity and Capital Resources

Our major sources of cash have been proceeds from the private placement of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances and our short term investments at June 30, 2018, are sufficient to fund our anticipated operating cash requirements at least the next twelve months.

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, we had an accumulated deficit of $59.8 million.

Cash Flows for the Six Months Ended June 30, 2018 and 2017

	For the six months ended June 30,
	2018	2017
($ in thousands)
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(8,921)	$(3,010)
Investing activities	(14,491)	(20,613)
Financing activities	181	49,914
Net change in cash, cash equivalents and restricted cash	$(23,231)	$26,291

Operating Activities

Net cash used in operating activities was $8.9 million for the six months ended June 30, 2018, compared to $3.0 million for the six months ended June 30, 2017.

Net cash used in operating activities for the six months ended June 30, 2018 was primarily due to approximately $11.4 million in net loss and $0.7 million in change in operating assets and liabilities, partially offset by $3.0 million of non-cash stock compensation expenses, $0.1 million of depreciation and $0.1 million of research and development-licenses acquired, expensed.

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

Investing Activities

Net cash used in investing activities was $14.5 million for the six months ended June 30, 2018, representing our purchase of $35.0 million investment in certificates of deposits held to maturity, $5.4 million in purchases of fixed assets and construction in process, $0.1 million in acquisition costs of acquired licenses, offset by $26.0 million in maturities of certificates of deposits.

Net cash used in investing activities was $20.6 million for the six months ended June 30, 2017, representing $20.0 million investment in certificates of deposits held to maturity and $0.6 million related to upfront payments for license purchases.

Financing Activities

Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2018 due to net proceeds from the exercise of warrants. Net cash provided by financing activities of $49.9 million during the six months ended June 30, 2017 was due to $50.2 million of net proceeds for the issuance of common stock offset by the repayment of the Fortress Note of $0.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the six months ended June 30, 2018, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

With respect to the quarter ended June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

•	developing our technology platform;

•	identifying, developing, manufacturing and commercializing product candidates;

•	entering into successful licensing and other arrangements with product development partners;

•	participating in regulatory approval processes;

•	formulating and manufacturing products;

•	either manufacturing ourselves or obtaining sufficient quantities of our product candidates from our third-party manufacturers as may be required to meet clinical trial needs and commercial demand at launch and thereafter;

•	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	conducting sales and marketing activities including hiring, training, deploying and supporting our sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may later establish; and

•	maintaining patent protection and regulatory exclusivity for our product candidates.

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

Each of our product candidates will require additional preclinical and clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining or generating manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. Specifically, the Supreme Court held that the individual mandate and corresponding penalty was constitutional because it would be considered a tax by the federal government. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. This lawsuit is ongoing and the outcome may have a significant impact on our business.

Most recently, the Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applies to biosimilars beginning in 2019.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services finalized a payment reduction for drugs acquired through the 340B Drug Pricing Program and has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars. As these are regulatory actions, a new administration could undo or modify these efforts.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

In addition, governments may impose price controls, which may adversely affect our future profitability. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and also do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We have opened our own cell processing facility in Worcester, Massachusetts and eventually hope to supply product candidates for all clinical trials that will be conducted under IND applications to be filed by us, but we currently rely on third parties for the manufacture of the majority of our product candidates for preclinical and clinical testing. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the majority of materials and equipment necessary to produce our product candidates for our preclinical and clinical trials. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our drugs, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our third-party manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit applicable NDAs to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of the majority of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We will face increased regulatory scrutiny of our manufacturing processes.

There has recently been increased regulatory scrutiny of pharmaceutical manufacturers.  We must register our facilities, whether located in the United States or elsewhere, with the FDA and similar regulators, and our product candidates may be forced to be manufactured in a manner consistent with current good manufacturing practices (cGMP), or similar standards in each territory in which we manufacture.  In addition, the FDA and other agencies may periodically inspect our manufacturing facilities.  Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected.  Compliance with production and quality control regulations requires substantial expenditure of resources.  If any regulatory body were to require our manufacturing facility to cease or limit production, our business could be adversely affected.

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

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business; even if we comply with such laws and regulations, they may result in higher costs for us in the form of higher raw material, energy, freight and compliance costs.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions. Increased environmental legislation or regulation could also result in higher costs for us in the form of higher raw materials, as well as energy and freight costs. It is possible that certain materials might cease to be permitted to be used in our processes. We could also incur additional compliance costs for monitoring and reporting emissions and for maintaining permits.

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

We have concentrated a majority of our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidates in particular. Because CAR T is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including, but not necessarily limited to:

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015, and have an accumulated deficit of $59.8 million as of June 30, 2018. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of June 30, 2018, we had $47.2 million in cash and short-term investments (certificates of deposit) and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on January 1st, payable in shares of common stock in an amount equal to two and one-half percent (2.5%) of our fully-diluted outstanding capital stock as of the business day immediately prior to January 1st of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if the value of Mustang has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Second Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Second Amended and Restated Founders Agreement).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc. (filed herewith).

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 13, 2018	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Vice President of Finance & Corporate Controller
(Principal Financial Officer)

