Form 10-Q
period 2018-09-30
MUSTANG BIO, INC.
filed 2018-11-13
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-38191

MUSTANG BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3828760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor

New York, New York 10014

(Address including zip code of principal executive offices)

(781) 652-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒   No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 12, 2018
Class A Common Stock, $0.0001 par value	1,000,000
Common Stock, $0.0001 par value	26,263,631

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,296	$34,975
Short-term investments (certificates of deposit)	22,538	26,002
Interest receivable on short-term investments (certificates of deposit)	69	106
Other receivables - related party	50	-
Prepaid expenses	872	278
Total current assets	41,825	61,361

Property, plant and equipment, net	6,760	140
Fixed assets - construction in process	33	1,241
Restricted cash	500	500
Other assets	394	251
Total Assets	$49,512	$63,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,777	$3,474
Payables and accrued expenses - related party	275	137
Total current Liabilities	4,052	3,611

Deferred Rent Payable	470	50
Total Liabilities	4,522	3,661

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common shares, 26,263,631 and 25,236,255 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	3
Common stock issuable, 0 and 834,756 shares as of September 30, 2018 and December 31, 2017, respectively	-	9,558
Additional paid-in capital	112,287	98,679
Accumulated deficit	(67,300)	(48,408)
Total Stockholders’ Equity	44,990	59,832
Total Liabilities and Stockholders’ Equity	$49,512	$63,493

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue - related party	$-	$-	$50	$-

Operating expenses:
Research and development	5,316	2,188	13,165	5,388
Research and development – licenses acquired	1,000	300	1,075	2,375
General and administrative	1,340	4,596	5,133	8,293
Total operating expenses	7,656	7,084	19,373	16,056
Loss from operations	(7,656)	(7,084)	(19,323)	(16,056)

Interest income	138	144	431	369
Net Loss	$(7,518)	$(6,940)	$(18,892)	$(15,687)

Net loss per common share outstanding, basic and diluted	$(0.28)	$(0.27)	$(0.70)	$(0.63)

Weighted average number of common shares outstanding, basic and diluted	27,146,721	26,186,924	26,871,505	24,936,626

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statement of Stockholders’ Equity

($ in thousands)

(Unaudited)

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	250,000	$-	1,000,000	$-	25,236,255	$3	$9,558	$98,679	$(48,408)	$59,832
Issuance of common shares - Founders Agreement	-	-	-	-	834,756	-	(9,558)	9,558	-	-
Stock-based compensation expenses	-	-	-	-	150,000	-	-	3,869	-	3,869
Exercise of warrants	-	-	-	-	42,620	-	-	181	-	181
Net loss	-	-	-	-	-	-	-	-	(18,892)	(18,892)
Balances at September 30, 2018	250,000	$-	1,000,000	$-	26,263,631	$3	$-	$112,287	$(67,300)	$44,990

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(18,892)	$(15,687)
Research and development - licenses acquired, expensed	1,075	2,375
Issuance of common shares - Founders Agreement	-	1,234
Stock-based compensation expenses	3,869	1,230
Depreciation expense	320	-
Capital contribution from Fortress	-	2,062
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(737)	(414)
Interest receivables	(1)	(35)
Other receivables - related party	(50)	-
Accounts payable and accrued expenses	1,137	1,923
Payable and accrued expenses - related party	138	(56)
Accrued interest - related party	-	(413)
Deferred rent	420	-
Net cash used in operating activities	(12,721)	(7,781)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	(47,500)	(34,088)
Maturity of certificate of deposit	51,002	-
Purchase of research and development licenses	(1,075)	(2,375)
Purchase of fixed assets	(6,566)	(22)
Net cash used in investing activities	(4,139)	(36,485)

Cash Flows from Financing Activities:
Payment of Fortress Note	-	(320)
Proceeds from issuance of common stock and warrants, net of offering cost of $5,674	-	50,296
Proceeds from exercise of warrants	181	-
Net cash provided by financing activities	181	49,976

Net change in cash, cash equivalents and restricted cash	(16,679)	5,710
Cash, cash equivalents and restricted cash, beginning of the period	35,475	27,499
Cash, cash equivalents and restricted cash, end of the period	$18,796	$33,209

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$413

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$125	$117
Issuance of common shares - Founders Agreement	$9,558	$4,396
Common shares issuable for license acquired	$-	$1,682

The accompanying notes are an integral part of these condensed financial statements.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 - Organization, Description of Business and Liquidity and Capital Resources

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015. Mustang is as a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs in cell and gene therapy into potential cures for hematologic cancers, solid tumors and rare genetic diseases. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, the Company had an accumulated deficit of $67.3 million.

The Company has funded its operations to date primarily through the sale of equity and debt securities. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. Currently, there exists substantial doubt that the Company can execute management’s plan over the next twelve months without additional financing. If such financing is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure will be curtailed.

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for the Company in our first quarter of fiscal 2019, and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of Topic 842 on its consolidated financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase the total assets and the total liabilities that the Company will report relative to such amounts prior to adoption.

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its financial statements.

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three and nine months ended September 30, 2018 and 2017, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2018	2017	2018	2017
City of Hope
Manufacturing	$-	$-	$75	$-
IL13Rα2	-	-	-	250
IV/ICV	-	-	-	125
PSCA	-	-	-	300
HER2	-	-	-	600
CS1	-	-	-	600
UCLA	-	-	-	200
Fred Hutch – CD20	-	300	-	300
St. Jude – X-SCID	1,000	-	1,000	-
Total	$1,000	$300	$1,075	$2,375

License Agreements

City of Hope

Manufacturing License

On January 3, 2018, the Company entered into a non-exclusive license agreement with City of Hope National Medical Center (“COH”) to acquire patent and licensed know-how rights related to developing, manufacturing, and commercializing licensed products. The Company paid $75,000 in consideration for the licenses to the patent rights and the licensed know-how in addition to an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products.

St. Jude Children’s Research Hospital

On August 2, 2018, the Company entered into an exclusive worldwide license agreement with St. Jude Children’s Research Hospital (“St. Jude”) for the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“X-SCID”). The Company paid $1.0 million in consideration for the exclusive license in addition to an annual maintenance fee of $0.1 million (beginning in 2019). St. Jude is eligible to receive payments totaling $13.5 million upon the achievement of five development and commercialization milestones. Royalty payments in the mid-single digits are due on net sales of licensed products.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and nine months ended September 30, 2018 and 2017, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
($ in thousands)
City of Hope	$500	$500	$1,500	$1,500
City of Hope - CD123	123	642	387	1,237
City of Hope - IL13Rα2	346	194	849	1,204
City of Hope - Manufacturing	114	-	344	-
Fred Hutch - CD20	255	88	938	88
BIDMC - CRISPR	69	-	69	-
Total	$1,407	$1,424	$4,087	$4,029

City of Hope Sponsored Research Agreement

On January 3, 2018, the Company entered into a Sponsored Research Agreement (“SRA”) with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company will fund continued research in the amount of $0.9 million for the program, which has an initial term of two (2) years.

Fred Hutchinson Cancer Research Center Sponsored Research Agreement

On March 17, 2018, the Company entered into a SRA with the Fred Hutchinson Cancer Research Center (“Fred Hutch”) related to developing and optimizing processes and systems associated with CD20 cell processing. Pursuant to the SRA, the Company will fund continued research in the amount of $0.6 million during the term of the SRA which expires one year from the effective date.

Note 4 - Property and Equipment

Mustang’s property and equipment consisted of the following ($ in thousands):

	Estimated Useful Life (in years)	September 30, 2018	December 31, 2017
Computer equipment	3	$53	$-
Furniture and fixtures	5	111	-
Machinery & equipment	5	3,128	142
Leasehold improvements	9	3,790	-
Construction in process	N/A	33	1,241
Total property and equipment		7,115	1,383
Less: accumulated depreciation		(322)	(2)
Property and equipment, net		$6,793	$1,381

Mustang’s depreciation expense for the three months ended September 30, 2018 and 2017, was approximately $0.2 million and $0, respectively, and was recorded in research and development expense in the Condensed Statements of Operations. Mustang’s depreciation expense for the nine months ended September 30, 2018 and 2017, was approximately $0.3 million and $0, respectively, and was recorded in research and development expense in the Condensed Statements of Operations.

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

The Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on March 13, 2018 and 2017. Because the issuance of shares on March 13, 2018 and 2017 occurred prior to the issuance of the December 31, 2017 and 2016 financial statements, respectively, the Company recorded approximately $9.6 million and $4.4 million in research and development - licenses acquired for the years ended December 31, 2017 and 2016, respectively.

In June 2018, in connection with the Amended and Restated Articles of Incorporation, the Company amended the annual stock dividend due date from March 13th to January 1st.

In March 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five years (with automatic five-year renewals), Fortress will render advisory and consulting services to the Company. In consideration for these services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended September 30, 2018 and 2017, the Company recorded expenses related to the MSA of approximately $0.1 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded expenses related to the MSA of approximately $0.4 million, respectively. For the three and nine months ended September 30, 2018 and 2017, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses on the condensed statement of operations.

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

National Securities Inc.

Fortress owns a majority interest in National Holdings Corporation (“NHLD”). National Securities Inc. (“NSC”) a subsidiary of NHLD acted as placement agent for the Company’s third-party financings (see Note 6). No fees were incurred for the nine months ended September 30, 2018 for any such financings. For the nine months ended September 30, 2017, the Company paid NSC placement agent fees of $5.6 million in cash and 861,077 warrants to purchase the Company’s common stock.

Option on Collaboration Agreement with TG Therapeutics, Inc.

On February 2, 2018, the Company entered into an Option Agreement with TG Therapeutics, Inc. (“TGTX Option”), a related party, whereby TGTX was granted the option to enter into a global collaboration on the joint development and commercialization of product candidates pertaining to the Company’s CD20 license agreement with Fred Hutch. In consideration of the TGTX Option, TGTX is required to pay an option fee of $50,000, which was recorded by the Company as Revenue-related party in Condensed Statements of Operations. The TGTX Option expired on August 1, 2018, without action. Michael Weiss, who is Chairman of the Board of Mustang, serves as the Executive Chairman, President and Chief Executive Officer of TGTX.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 6 - Stockholders’ Equity

Common Stock

In July 2018, the Company filed a shelf registration statement on Form S-3 (the "S-3"), which was declared effective in July 2018. Under the S-3, the Company may sell up to a total of $75 million of its securities. In connection with the S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the "ATM") with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

Pursuant to the Founders Agreement, the Company issued 834,756 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully diluted outstanding equity of the Company on March 12, 2018.

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 2,685,325 shares at September 30, 2018.

The following table summarizes stock option activities for the nine months ended September 30, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding at December 31, 2017	1,241,675	$5.73	9.31
Options granted	-	-	-
Options outstanding	1,241,675	5.73	8.56
Options vested and exercisable at September 30, 2018	194,011	$5.73	8.56

As of September 30, 2018, the Company had unrecognized stock-based compensation expense related to options of $1.3 million with a weighted average vesting period of approximately 1.3 years.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	180,000	$5.73
Granted	50,000	7.89
Nonvested at September 30, 2018	230,000	$6.20

As of September 30, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock of $1.0 million with a weighted average vesting period of approximately 2.6 years.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units activities for the nine months ended September 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	134,000	$6.53
Granted	709,000	10.10
Vested	(127,500)	9.31
Nonvested at September 30, 2018	715,500	$9.58

As of September 30, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $3.4 million with a weighted average vesting period of approximately 1.9 years. This amount does not include, as of September 30, 2018, 230,000 shares of restricted stock units outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Employee	$734	$576	$2,457	$909
Non-employee	169	258	1,412	321
Total stock-based compensation expense	$903	$834	$3,869	$1,230

Warrants

A summary of warrant activities for nine months ended September 30, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	5,253,318	$8.28	3.89
Granted	-	-	-
Exercised	(42,620)	4.25	-
Outstanding as of September 30, 2018	5,210,698	$8.32	3.35

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

	For the nine months ended September 30,
	2018	2017
Warrants	5,210,698	5,257,434
Options	1,241,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	230,000	180,000
Unvested restricted stock units	715,500	110,000
Total	7,647,873	7,039,109

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

Overview

Mustang Bio, Inc. (“Mustang”, “We”, “Us” or the “Company”) is a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs in cell and gene therapy into potential cures for hematologic cancers, solid tumors and rare genetic diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. We have partnered with the City of Hope National Medical Center (“COH”) and Fred Hutchinson Cancer Research Center (“Fred Hutch”) in the development of proprietary chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) therapies and with St. Jude Children’s Research Hospital (“St. Jude”) in the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“X-SCID”).

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

In January 2018, we entered into a non-exclusive license agreement with COH to acquire patent and licensed know-how rights related to developing, manufacturing, and commercializing licensed products. We are required to pay $75,000 in consideration for the licenses to the patent rights and the licensed know-how, which we paid in March of 2018, in addition to an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products. Simultaneous with the execution of this agreement, the Company entered into a sponsored research agreement with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, we will fund continued research in the amount of $0.9 million which we paid in March of 2018.

In March 2018, we entered into a sponsored research agreement (“SRA”) with Fred Hutch related to developing and optimizing processes and systems associated with CD20 cell processing (“Fred Hutch SRA”). Pursuant to the Fred Hutch SRA, we will fund continued research in the amount of $0.6 million for a term of one year from the effective date.

On August 2, 2018, we entered into an exclusive worldwide license agreement with St. Jude for the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of X-SCID. We paid an upfront fee of $1.0 million, in August 2018 in consideration for the exclusive license. Additional payments are due to St. Jude upon the achievement of five development and commercialization milestones. X-SCID is the most common form of severe immune deficiency, affecting approximately one in 50,000 to 100,000 newborns worldwide. The acquisition of this license expands our pipeline into gene-therapy, allowing us to leverage existing synergies for our Worcester, Massachusetts cell-processing facility.

On October 15, 2018, Mustang announced the appointment of Martina A. Sersch, M.D., Ph.D., as Chief Medical Officer (“CMO”). Dr. Sersch will oversee the clinical development of Mustang’s pipeline in CAR T technology and gene therapies.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, we have an accumulated deficit of $67.3 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	For the three months ended September 30,		Change
($ in thousands)	2018	2017	$	%
Operating expenses:
Research and development	$5,316	$2,188	$3,128	143%
Research and development – licenses acquired	1,000	300	700	233%
General and administrative	1,340	4,596	(3,256)	-71%
Total operating expenses	7,656	7,084	572	8%
Loss from operations	(7,656)	(7,084)	(572)	8%

Interest income	138	144	(6)	-4%
Net Loss	$(7,518)	$(6,940)	$(578)	8%

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

For the three months ended September 30, 2018 and 2017, research and development expenses were $5.3 million and $2.2 million, respectively. The increase of $3.1 million is primarily attributable to $1.3 million for personnel related costs due to the hiring of research and development employees, of which $0.4 million is for stock-based compensation expense for equity awards, $0.9 million for laboratory supplies, $0.2 million related to facility costs and $0.2 million related to consulting and outside services.

For the three months ended September 30, 2018 and 2017, research and development expenses for licenses acquired were approximately $1.0 million and $0.3 million, respectively. For the three months ended September 30, 2018, $1.0 million related to the acquisition of our license from St. Jude for the treatment of X-SCID. For the three months ended September 30, 2017, $0.3 million related to the acquisition of our license from Fred Hutch for CD20.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	employee-related expenses, which include salaries and benefits;

•	license fees and milestone payments related to in-licensed products and technology;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial materials; and

•	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations; legal activities including patent fees; and facilities-related expenses.

For the three months ended September 30, 2018 and 2017, general and administrative expenses were $1.3 million and $4.6 million, respectively. The decrease of $3.3 million is primarily attributable to $3.2 million in litigation related costs. For the three months ended September 30, 2017, general and administrative expenses included $2.2 million related to a legal settlement and $1.0 million in related legal fees.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities, including additional product candidates entering the clinic;

•	stock compensation granted to key employees and non-employees;

•	support of business development activities; and

•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a publicly traded company.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	For the nine months ended September 30,		Change
($ in thousands)	2018	2017	$	%
Revenue - related party	$50	$-	$50	100%

Operating expenses:
Research and development	13,165	5,388	7,777	144%
Research and development – licenses acquired	1,075	2,375	(1,300)	-55%
General and administrative	5,133	8,293	(3,160)	-38%
Total operating expenses	19,373	16,056	3,317	21%
Loss from operations	(19,323)	(16,056)	(3,267)	20%

Interest income	431	369	62	17%
Net Loss	$(18,892)	$(15,687)	$(3,205)	20%

Research and Development Expenses

For the nine months ended September 30, 2018 and 2017, research and development expenses were $13.2 million and $5.4 million, respectively. The increase of $7.8 million is primarily attributable to: $4.3 million for personnel related costs due to the hiring of research and development employees, of which $2.3 million is for stock-based compensation expense for equity awards, $0.9 million related to our SRA with Fred Hutch, $0.9 million for laboratory supplies, $0.8  million related to consulting and outside services, $0.3 million in assay development expenses, $0.7  million related to facility costs, $0.3 million related to our COH manufacturing Sponsored Research Agreement (“COH SRA”) and $0.3 million related to license maintenance fees, offset by a decrease of $1.2 million in connection with our clinical research arrangements with COH.

For the nine months ended September 30, 2018 and 2017, research and development expenses - licenses acquired were approximately $1.1 million and $2.4 million, respectively. For the nine months ended September 30, 2018, $0.1 million related to an upfront fee for our Manufacturing license with COH and $1.0 million related to an upfront fee for our license with St. Jude for the treatment of X-SCID. For the nine months ended September 30, 2017, we incurred $1.9 million of expenses in connection with our licenses with COH. These expenses consisted of: $0.3 million related to an upfront fee for our PSCA license, $0.6 million related to an upfront fee for our HER2 license, $0.6 million related to an upfront fee for our CS1 license, $0.1 million upfront payment related to the acquisition of our IV/ICV license and $0.3 million in connection with the achievement of a milestone pursuant to our IL13Rα2 license. Additionally, we incurred expenses of $0.2 million related to the acquisition of our license from UCLA and $0.3 million related to the acquisition of our license from Fred Hutch for CD20.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel; recruitment expenses, professional fees and other corporate expenses, including investor relations; legal activities including patent fees; and facilities-related expenses.

For the nine months ended September 30, 2018 and 2017, general and administrative expenses were $5.1 million and $8.3 million, respectively. The decrease of $3.2 million is primarily attributable to $3.6 million in litigation related costs, $0.9  million related to stock-based compensation expense offset by a $0.8 million increase in personnel related expenses and $0.3 million in consulting fees.

Liquidity and Capital Resources

Our major sources of cash have been proceeds from the private placement of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. Currently, there exists substantial doubt that the Company can execute management’s plan over the next twelve months without additional financing. If such financing is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure will be curtailed.

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, we had an accumulated deficit of $67.3 million.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

	For the nine months ended September 30,
($ in thousands)	2018	2017
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(12,721)	$(7,781)
Investing activities	(4,139)	(36,485)
Financing activities	181	49,976
Net change in cash, cash equivalents and restricted cash	$(16,679)	$5,710

Operating Activities

Net cash used in operating activities was $12.7 million for the nine months ended September 30, 2018, compared to $7.8 million for the nine months ended September 30, 2017.

Net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to approximately $18.9 million in net loss, partially offset by $0.9 million in change in operating assets and liabilities, $3.9 million of non-cash stock compensation expenses, $0.3 million of depreciation and $1.1 million of research and development-licenses acquired, expensed.

Net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to approximately $15.7 million in net loss, partially offset by $1.0 million in change in operating liabilities, approximately $1.2 million related to the issuance of common shares under the Founders Agreement, $2.4 million of research and development-licenses acquired, $1.2 million of non-cash stock compensation expenses and approximately $2.1 million of capital contribution from Fortress.

Investing Activities

Net cash used in investing activities was $4.1 million for the nine months ended September 30, 2018, representing our purchase of $47.5 million investment in certificates of deposits held to maturity, $6.6 million in purchases of fixed assets and construction in process, $1.1 million in acquisition costs of acquired licenses, offset by $51.0 million in maturities of certificates of deposits.

Net cash used in investing activities was $36.5 million for the nine months ended September 30, 2017, representing our $34.1 million investment in certificates of deposits held to maturity and $2.4 million related to upfront payments relating to our licenses.

Financing Activities

Net cash provided by financing activities was $0.2 million during the nine months ended September 30, 2018, due to net proceeds from the exercise of warrants.

Net cash provided by financing activities was $50.0 million during the nine months ended September 30, 2017, due to $50.3 million of net proceeds from issuance of common stock, offset by approximately $0.3 million of proceeds used to repay the Fortress Note.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the nine months ended September 30, 2018, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

With respect to the quarter ended September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates or any future product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of that product. Any of these scenarios could compromise the commercial prospects for one or more of our product candidates or any future product candidate.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the “ACA”, was enacted in 2010 and made significant changes to the United States’ healthcare system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

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

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services (“HHS”) finalized a hospital payment reduction for drugs acquired through the 340B Drug Pricing Program and has proposed to expand this payment reduction to other hospital settings. HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

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

Because we have in-licensed the rights to all of our product candidates from COH, Fred Hutch and St. Jude, and in the future will continue to in-license from additional third parties, if there is any dispute between us and our licensors regarding our rights under our license agreements, our ability to develop and commercialize these product candidates may be adversely affected. Any uncured, material breach under our license agreements could result in our loss of exclusive rights to our product candidates and may lead to a complete termination of our related product development efforts.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other civil and/or criminal sanctions.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our dual focus on (1) ex vivo gene therapy of hematopoietic stem cells to treat genetic diseases and (2) novel combinations of CAR T cells with other immuno-oncology therapies. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including, but not necessarily limited to:

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

We are currently reliant on the City of Hope National Medical Center, Fred Hutchinson Cancer Research Center and St. Jude Children’s Research Hospital for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch and St. Jude pursuant to a sponsored research agreement and/or clinical trial agreement with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his team at COH, of Dr. Brian Till and his team at Fred Hutch and of Dr. Brian Sorrentino and his team at St. Jude. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

Our gene therapy product candidate is based on novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, only a few gene therapy products have been approved in the United States and the European Union.

We cannot guarantee that we will not experience problems or delays in developing current or future product candidates or that such problems or delays will not cause unanticipated costs, or that any such development problems or delays can be resolved. We may also experience unanticipated problems or delays in developing our manufacturing capacity or transferring our manufacturing process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical study requirements of the FDA, the European Medicines Agency, (“EMA”), and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, only a few gene therapy products have received marketing authorization in the U.S. or the European Union, including Novartis’ Kymriah, Kite Pharma’s Yescarta, Spark Therapeutics’ Luxturna and Orchard Therapeutics’ Strimvelis. It is therefore difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Approvals by the EMA may not be indicative of what the FDA may require for approval. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approvals necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue and our business, financial condition, results of operations and prospects could be materially harmed.

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, FDA’s Center for Biologics Evaluation and Research (“CBER”) may require us to perform additional nonclinical studies or clinical trials that may increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our gene therapy product candidates or lead to significant post-approval limitations or restrictions.

In addition, EMA’s Committee for Advanced Therapies (“CAT”) and other regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product revenue, and our business, financial condition, results of operations and prospects would be materially harmed.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the US. The patent situation outside the US is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the US, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than US law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a US patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the PTO to determine priority of invention in the US. We might also become involved in derivation proceedings in an event that a third party misappropriates one or more of our inventions and files their own patent application directed to such one or more inventions. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention (or that a third party derived an invention from us) would be unsuccessful, resulting in a material adverse effect on our US patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our or any of our respective licensors’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the US and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the US have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the US. Accordingly, we cannot predict the breadth of claims that may be allowed and remain enforceable in our patents or in those licensed from a third party.

In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first inventor-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a less burdensome, quicker and less expensive process for challenging issued patents. The PTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our or certain of our subsidiaries’ patents or that we infringe their patents; or provoke those parties to petition the PTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our pending patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Furthermore, adverse results on US patents may affect related patents in our global portfolio.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

We are currently a party to license agreements with the City of Hope, the Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, the Regents of the University of California and other institutions. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

In addition to seeking patent protection for our product candidates or any future product candidate, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible, but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, our licensors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015, and have an accumulated deficit of $67.3 million as of September 30, 2018. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of September 30, 2018, we had $41.3 million in cash and short-term investments (certificates of deposit) and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates.

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

On August 22, 2017, we became a listed and traded public company. As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the rules of the Nasdaq Stock Exchange. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Employment Agreement, by and between Mustang Bio, Inc. and Martina A. Sersch, M.D., Ph.D., entered into as of October 4, 2018 (filed herewith).

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 13, 2018	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Vice President of Finance & Corporate Controller
(Principal Financial Officer)

