Form 10-K
period 2018-12-31
MUSTANG BIO, INC.
filed 2019-03-18
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                    .

Commission File No. 001-38191

MUSTANG BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3828760
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor
New York, New York 10014	10014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 652-4500

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.0001 per share	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

Class of Common Stock	Outstanding Shares as of March 17, 2019
Class A Common Stock, $0.0001 par value	1,000,000
Common Stock, $0.0001 par value	27,319,497

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

OVERVIEW

Mustang Bio, Inc. (“Mustang”, “We”, “Us” or the “Company”) is a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs in cell and gene therapies into potential cures for hematologic cancers, solid tumors and rare genetic diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Our pipeline is currently focused in three core areas: gene therapy programs for rare genetic disorders, chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapy programs, we have partnered with St. Jude Children’s Research Hospital (“St. Jude”) in the development of a first-in-class ex vivo lentiviral treatment of X-linked severe combined immunodeficiency (“XSCID”) and for our CAR T therapies we have partnered with the City of Hope National Medical Center (“COH”), Fred Hutchinson Cancer Research Center (“Fred Hutch”) and Nationwide Children’s Hospital (“Nationwide”).

Gene Therapy

In partnership with St. Jude, our gene therapy program (MB-107) is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials sponsored by St. Jude and the National Institutes of Health (“NIH”). Results in these two trials have been promising and we plan to transfer St. Jude’s Investigational New Drug Application (“IND”) to Mustang in the second half of 2019 following completion of the technology transfer process.

CAR T Therapies

Mustang’s pipeline of CAR T therapies is being developed under exclusive licenses from several world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our partners and transfer the underlying technology to our cell processing facility located in Worcester, Massachusetts to conduct Mustang sponsored clinical trials.

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and by Fred Hutch for MB-106 are underway and a COH sponsored Phase 1 clinical trial for MB-104 is scheduled to open during the first half of 2019. Mustang plans to file an IND for the MB-102 program in the first half of 2019 and to initiate a Mustang sponsored Phase 1 clinical trial shortly thereafter for the treatment of patients with acute myelogenous leukemia, blastic plasmacytoid dendritic cell neoplasm, and high-risk myelodysplastic syndrome. We expect to file an IND for MB-104 in the second half of 2019 and to initiate a Mustang sponsored Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma. We also plan to file an IND and initiate a Mustang sponsored clinical trial for MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for C134 (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101 and MB-103 are underway, and a COH sponsored Phase 1 clinical trial for MB-105 is scheduled to commence during 2019. A Phase 1 clinical trial for MB-108 is scheduled to commence in the first half of 2019. We also plan to file INDs and initiate Mustang sponsored clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for the combination of MB-101 and MB-108 for the treatment of patients with GBM. Finally, we plan to file an IND and initiate a Mustang sponsored clinical trial for MB-105 for the treatment of patients with prostate cancer.

Additionally, we hold complementary patent licenses relating to the use, delivery and possible enhancement of our proprietary CAR technologies. In particular, we licensed intellectual property from Harvard University pertaining to CRISPR/Cas9 gene editing of CAR T cells, and we hope to use this technology to enhance the activity of our CAR T cell therapies.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, we have an accumulated deficit of $79.1 million.

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

PRODUCTS UNDER DEVELOPMENT

Gene Therapy for Rare Genetic Disorders

Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (MB-107)

X-linked Severe Combined Immunodeficiency (“XSCID”) is a rare genetic immune system condition also known as bubble boy disease, in which affected patients do not live beyond infancy without treatment.

This first-in-class ex vivo lentiviral gene therapy has already been given to 13 patients in two early stage clinical trials, with highly encouraging results. Eight patients under the age of two years were treated at St. Jude and UCSF Benioff Children’s Hospital San Francisco, with results presented at the 21st Annual Meeting of the American Society of Gene & Cell Therapy in 2Q18, and five patients 10-23 years of age were treated in an earlier NIH trial that was published in 2Q16 in Science Translational Medicine.

The existing data from these 13 patients is encouraging. In the initial Phase 1/2 NIH trial, the oldest two of the five patients – all of whom had haploidentical hematopoietic stem cell transplantation (“HSCT”) in infancy – showed expansion of T, NK, and B cells at 2 to 3 years after treatment. These patients achieved sustained restoration of humoral responses to immunization and experienced clinical improvement. Similar gene marking levels were achieved in the three youngest patients, albeit with only six to nine months of follow-up. This is important because in prior gene therapy trials with murine gammaretroviral vectors without preconditioning, B cell reconstitution did not occur, and patients therefore still required lifelong intravenous immunoglobulin. The low-dose, nonmyeloablative busulfan pretreatment conditioning was well tolerated, and of a low enough intensity to avoid the need for transfusions of red blood cells or platelets.

Subsequent to the initiation of the NIH trial, eight patients under two years old who had not previously undergone HSCT were treated with the ex-vivo gene therapy in a St. Jude/UCSF Phase 1/2 trial, resulting in highly encouraging results. Low-dose busulfan conditioning caused adverse events in only two patients (mild mucositis; mucositis, hair loss), and no patients required blood product support. Six of the eight patients achieved reconstituted T cells within the first half-year, and a seventh patient reconstituted T cells within several months after a gene therapy “boost” that was administered after one year of follow-up. In the final patient, the follow-up was only two months, though clearance of aphthous ulcers suggested early immune recovery. Three of the patients were able to discontinue monthly infusions of intravenous immunoglobulin. In the five patients who had infections at the time of therapy, all infections resolved completely.

CAR T Therapies for Hematologic Malignancies

CD123 CAR T cell Program for AML (MB-102)

CD123 is a subunit of the heterodimeric interleukin-3-receptor (“IL-3R”) which is widely expressed on human hematologic malignancies including acute myeloid leukemia (“AML”). In addition, CD123 can be found on the surface of B cell acute lymphoblastic leukemia (“B-ALL”), hairy cell leukemia, blastic plasmacytoid dendritic cell neoplasm (“BPDCN”), chronic myeloid leukemia (“CML”) and Hodgkin’s lymphoma.

Of these malignancies, we are currently investigating CD123 as a target for adoptive cellular immunotherapy in AML and BPDCN, since high CD123 expression is associated with enhanced AML blast proliferation, increased resistance of blasts to apoptosis, and poor clinical prognosis. CD123 is overexpressed in the vast majority of cases of AML and in essentially all cases of BPDCN.

Acute myeloid leukemia is a cancer of the myeloid line of blood cells characterized by rapid growth of abnormal white blood cells that accumulate in the bone marrow. AML is the most common form of acute leukemia. Although AML is a relatively rare disease, there are approximately 20,000 new cases per year in the US and 10,000 deaths per year, accounting for approximately 1.8% of cancer deaths in the US [The Surveillance, Epidemiology, and End Results (SEER) Program of the National Cancer Institute]. AML standard of care involves chemotherapy to induce remission followed by additional chemotherapy or hematopoietic stem cell transplant. Allogeneic stem cell transplantation is the preferred treatment route for AML following a second remission. It can lead to a 5-year disease-free survival in 26% of patients. Unfortunately, however, currently only about half of relapsed patients are able to achieve a second remission with traditional chemotherapy agents. Patients who do not achieve a second remission are much less likely to benefit from transplantation and face a dismal outcome.

BPDCN is categorized by the World Health Organization under AML. Most often, BPDCN presents with features of both lymphoma and leukemia. There are little data about BPDCN and the only approved drug for this disease is tagraxofusp, which is indicated for the treatment of adult and pediatric patients with both treatment-naïve and previously-treated BPDCN. The average age at diagnosis is 60 to 70 years. BPDCN is very often misdiagnosed and under-reported. The skin is the most frequently involved site of disease (80 percent of cases). However, BPDCN usually progresses with bone marrow involvement and a decrease in red blood cell, white blood cell and platelet counts. The lymph nodes and spleen may also be involved. Common misdiagnoses for BPCDN include non-Hodgkin lymphoma (“NHL”), AML, leukemia cutis [a nonspecific term used for cutaneous (skin) manifestation of any type of leukemia], melanoma (a type of skin cancer), and lupus erythematosus (chronic inflammatory disease that occurs when the body's immune system attacks its own tissues and organs). There are no data or clinical trials that can define the best first treatment for patients with BPDCN. In addition to the emerging use of tagraxofusp, which was approved by the FDA in December 2018, treatment sometimes includes therapies that are used for AML, ALL, or lymphoma. The time for which a patient responds to these treatments is usually short. After a relapse, second remissions with conventional chemotherapy are difficult to achieve. Allogeneic hematopoietic stem cell transplant (“allo-SCT”), especially if offered in first remission, may result in longer remissions. The current recommendation is for BPDCN patients to be evaluated for an allo-SCT as soon as possible and to begin searching for a donor.

The use of CAR T immunotherapy in relapsed AML and BPDCN patients may offer the potential to achieve a complete or longer lasting remission. We have developed CD123-targeted CAR T cells designed both to be activated to proliferate and to kill CD123-expressing tumor cells [Mardiros A et al. Blood. 2013;122(18):3138-3148]. The therapy is designed to recognize and eliminate leukemic cells, leading to remission in patients with relapsed or refractory AML, and could serve as a bridge to potentially curative allogeneic stem cell transplant. The manufacturing process genetically modifies T cells isolated from peripheral blood mononuclear cells in order to express a CD123-specific, hinge-optimized, CD28 co-stimulatory domain-expressing CAR.

CD20 CAR T cell Program for B cell non-Hodgkin lymphoma (MB-106)

CD20 is a promising target for immunotherapy of B-cell lymphomas. CD20 is a B-cell lineage-specific phosphoprotein that is expressed in high, homogeneous density on the surface of more than 95% of B-cell non-Hodgkin lymphoma (“NHL”). CD20 is stable on the cell surface with minimal shedding or internalization upon binding antibody and is present at only nanomolar levels as soluble antigen. It is well established as an effective immunotherapy target, with extensive studies demonstrating improved tumor responses and survival of B-NHL patients treated with rituximab and other anti-CD20 antibodies. Importantly, CD20 continues to be expressed on the lymphoma cells of most patients with relapsed B-NHL despite repetitive rituximab treatments, and loss of CD20 expression is not a major contributor to treatment resistance. Thus, there is strong rationale for testing CD20 CAR T cells as an immunotherapy for NHL.

More than 70,000 new cases of NHL are diagnosed each year in the United States, and more than 19,000 patients die of this group of diseases annually. Most forms of NHL including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma, which account collectively for ~45% of all cases of NHL, are incurable with available therapies, except for allo-SCT. However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft versus host disease. Aggressive B-cell lymphomas such as diffuse large B-cell lymphoma account for 30-35% of NHL. The majority of patients with aggressive B-NHL are successfully treated with combination chemotherapy, but a significant proportion relapse or have refractory disease, and the outcome of these patients is poor. Innovative new treatments are therefore urgently needed.

Fred Hutch has an open IND for a Phase 1 clinical study to assess the anti-tumor activity and safety of administering CD20-directed CAR T cells; as of December 31, 2018, five patients have been treated. This IND was submitted on February 24, 2017, with Fred Hutch as the sponsor. The trial will also assess the T cell persistence and determine the potential immunogenicity of the cells, and Mustang together with Fred Hutch will determine a recommended Phase 2 dose.

CS1 CAR T for Multiple Myeloma and Light Chain Amyloidosis (MB-104)

CS1 (also known as CD319, CRACC and SLAMF7) was identified as an NK cell receptor regulating immune functions. It is also expressed on B cells, T cells, dendritic cells, NK-T cells, and monocytes. CS1 is overexpressed in multiple myeloma (“MM”) and light chain amyloidosis (“AL”), which makes it a good target for immunotherapy. A humanized anti-CS1 antibody, elotuzumab (Empliciti™), has shown promising results in clinical studies. Despite great advances in treatment, MM remains an incurable malignancy of plasma cells. AL is a protein deposition disorder that is a result of a plasma cell dysplasia, similar to MM. Immunotherapy is an attractive approach for AL because of the low burden of disease. Our academic partners at COH have developed a novel second generation CS1-specific CAR T cell therapy. In pre-clinical studies, they have demonstrated efficacy of these CAR T cells, both in vitro and in vivo, within the context of clinically relevant models of MM and AL. COH will be evaluating the safety of this CS1-specific CAR T cell therapy in a Phase 1/2 trial that is scheduled to commence in the first half of 2019.

CAR T Therapies for Solid Tumors

IL13Ra2 CAR T Cell Program for Glioblastoma (MB-101)

Glioblastoma multiforme (“GBM”) is the most common brain and central nervous system (“CNS”) cancer, accounting for 45.2% of malignant primary brain and CNS tumors, 54% of all gliomas, and 16% of all primary brain and CNS tumors. An estimated 12,390 new glioblastoma cases were predicted in 2017 in the US. Malignant brain tumors are the most common cause of cancer-related deaths in adolescents and young adults aged 15-39 and the most common cancer occurring among 15-19 year-olds in the US. While GBM is a rare disease (2-3 cases per 100,000 persons per year in the US and EU), it is quite lethal, with five-year survival rates historically under 10%. Standard of care therapy consists of maximal surgical resection, radiation and chemotherapy with temozolomide, which, while rarely curative, is shown to extend median overall survival from 4.5 to 15 months. GBM remains difficult to treat due to the inherent resistance of the tumor to conventional therapies.

Immunotherapy approaches targeting brain tumors offer promise over conventional treatments. IL13Ra2 is an attractive target for CAR T therapy, as it has limited expression in normal tissue but is overexpressed on the surface of greater than 50% of GBMs. CAR T cells are designed to express membrane-tethered IL-13 receptor ligand (“IL-13”) mutated at a single site (glutamic acid at position 13 to a tyrosine; E13Y) with high affinity for IL13Rα2 and reduced binding to IL13Ra1 in order to reduce healthy tissue targeting (Kahlon KS et al. Cancer Research. 2004;64:9160-9166).

We are developing an optimized CAR T product incorporating enhancements in CAR T design and T cell engineering to improve antitumor potency and T cell persistence. We include a second-generation hinge-optimized CAR containing mutations in the IgG4 linker to reduce off-target Fc interactions (Jonnalagadda M et al. Molecular Therapy. 2015;23(4):757-768.). We also include the 4-1BB (CD137) co-stimulatory signaling domain for improved survival and maintenance of CAR T cells. Finally, we incorporate the extracellular domain of CD19 as a selection/tracking marker. In order to further improve persistence, either central memory T-cells (TCM; Arms 1 – 4) or enriched CD62L+ naïve and memory T cells (TN/MEM; Arm 5) are isolated and enriched. The manufacturing process limits ex vivo expansion, which is designed to reduce T cell exhaustion and maintain a TCM or TN/MEM phenotype. These CAR modified TCM and TN/MEM cells are shown to be more potent and persistent than earlier generations of CAR T cells, based on experiments with CAR Ts in mouse xenograft models of GBM.

Our academic partners at COH have an open IND to assess the feasibility and safety of using TCM or TN/MEM enriched IL13Ra2-specific CAR engineered T cells for clinical study participants with recurrent/refractory malignant glioma. This IND was submitted in October 2014, with COH as the sponsor. COH has enrolled and treated 53 patients as of December 31, 2018. In the annual meeting of the American Association for Cancer Research in April 2018, our collaborators at COH presented the preliminary data for patients enrolled on Arm 2 of the protocol (the “Intracavitary Arm”). The investigators reported that the CAR T cells were well-tolerated, meaning that no dose-limiting toxicities were seen to date. The investigators also reported on a patient that they determined had a complete response to treatment based on the imaging and clinical features set forth by the Response Assessment in Neuro-Oncology Criteria (RANO). This clinical response was sustained for 7.5 months after the initiation of CAR T-cell therapy; however, this patient’s disease eventually recurred at four new locations that were distinct and non-adjacent to the original tumors. The next step is to continue to enroll patients in this Phase 1 study to determine the maximum tolerated dose and a recommended Phase 2 dose. Additionally, in this Phase 1 study, we are exploring optimal modes of delivery for CAR T cells for the treatment of GBM and optimal T cell selection.

HER2 CAR T for GBM & Metastatic Breast Cancer to Brain (MB-103)

HER2/neu (often shortened to “HER2”) is a growth-promoting protein on the outside of all breast cells. Breast cancer cells with higher than normal levels of HER2 are called HER2-positive (“HER2+”). These cancers tend to grow and spread faster than other breast cancers. Breast cancer is the most commonly diagnosed cancer in women, with over 40,000 women in the United States expected to die from advanced metastatic disease in 2018. Approximately 20% to 25% of breast cancers overexpress HER2, which is an established therapeutic target of both monoclonal antibodies (mAbs) and receptor tyrosine kinase inhibitors. With the advent of effective mAbs directed against HER2, the median overall survival of patients with metastatic HER2+ breast cancer has improved. However, management of metastatic disease in the brain and/or central nervous system (CNS), observed in up to 50% of HER2+ breast cancer patients, continues to be a clinical challenge in large part due to the inability of mAbs to sufficiently cross the blood-brain barrier. Although small-molecule inhibitors of HER2 exist and have been clinically approved, their single-agent efficacy in the context of metastatic disease to the brain has been limited. While HER2-targeted therapy in combination with conventional agents has shown some promise for the treatment of patients with metastatic breast cancer, control of brain metastases remains a significant unmet clinical need, as most patients survive less than two years following CNS involvement. Recent advances in cellular immunotherapy approaches have underscored the potential for potent antitumor immune responses and clinical benefit against solid cancers, and these approaches may be effective in the treatment of HER2+ breast cancer that has metastasized to the brain. Likewise, HER2 has been suggested as a suitable target for glioblastoma (GBM), wherein elevated HER2 protein levels have been correlated with impaired survival.

CAR-based T-cell immunotherapy is being actively investigated for the treatment of solid tumors, including HER2+ cancers. Our academic partners at COH have developed a second-generation HER2-specific CAR T-cell for the treatment of breast cancer that has metastasized to the brain, as well as for the treatment of refractory/relapsed HER2+ GBM. COH’s preclinical data demonstrate effective targeting of breast cancer brain metastases with intraventricular delivery of HER2-BB CAR T cells. COH will be evaluating the safety of this HER2-specific CAR T cell therapy in two Phase 1/2 clinical trials that commenced in Q4 2018.

PSCA CAR T for Prostate & Pancreatic Cancers (MB-105)

PSCA is a glycosylphosphatidylinositol-anchored cell membrane glycoprotein. In addition to being highly expressed in the prostate it is also expressed in the bladder, placenta, colon, kidney, and stomach. This gene is upregulated in a large proportion of prostate cancers and is also detected in cancers of the bladder and pancreas. The gene includes a polymorphism that results in an upstream start codon in some individuals; this polymorphism is thought to be associated with a risk for certain gastric and bladder cancers. Prostate cancer may be amenable to T cell-based immunotherapy since several tumor antigens, including prostate stem-cell antigen (“PSCA”), are widely over-expressed in metastatic disease. Our academic partners at COH have developed a second-generation PSCA specific CAR T cell therapy that has demonstrated robust in vitro and in vivo anti-tumor activity in patient-derived, clinically relevant, bone-metastatic prostate cancer xenograft models. COH will be evaluating the safety of this PSCA-specific CAR T cell therapy in a Phase 1/2 trial that is scheduled to commence in the second half of 2019.

Technology to Convert GBM from an Immunologically Cold Tumor to an Immunologically Hot Tumor

HSV-1 oncolytic virus C134 (MB-108)

C134 is a next-generation oncolytic herpes simplex virus (“oHSV”) that is conditionally replication competent; that is, it can replicate in tumor cells, but not in normal cells, thus killing the tumor cells directly through this process. Replication of C134 in the tumor itself not only kills the infected tumor cells but causes the tumor cell to act as a factory to produce new virus. These virus particles are released as the tumor cell dies and can then proceed to infect other tumor cells in the vicinity and continue the process of tumor kill. In addition to this direct oncolytic activity, the virus promotes an immune response against surviving tumor cells, which increases the antitumor effect of the therapy. The virus expresses a gene from another virus from the same overall virus family, human cytomegalovirus, that allows it to replicate better in the tumor cells than its first-generation predecessors. However, the virus has also been genetically engineered to minimize the production of any toxic effects for the patient receiving the therapy.

To improve this virus over its first-generation predecessors, modifications have focused on improving viral replication, spread within the tumor bed, and enhancing bystander damage to uninfected tumor cells. These effects cumulatively should result in converting an immunologically cold tumor to an immunologically hot tumor, which Mustang anticipates will increase the efficacy of its IL13Rα2-direct CAR T for the treatment of GBM.

The University of Alabama at Birmingham (“UAB”) is the clinical trial site for the Phase 1 trial of C134, and they have filed an IND for an investigator-initiated Phase 1 trial that we expect will start enrolling patients in the first half of 2019. The primary objective of this study is to determine the safety and tolerability of stereotactic intracerebral injections of escalating doses of C134 virus, and to determine the maximally tolerated dose (MTD) of C134. Secondary objectives are to obtain preliminary information about the potential benefit of C134 in the treatment of patients with recurrent malignant gliomas, including relevant data on markers of efficacy, including time to tumor progression and patient survival.

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

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors (“know-how”). To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests.  To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that they generate or make, and which are important to our business.

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

Generally, patent applications in the US are maintained in secrecy for a period of 18 months or more. There is even an opportunity under specific circumstances to keep the contents of patent applications hidden until the patent application matures to an issued patent. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the US that claim technology also claimed by us, we may have to participate in interference or derivation proceedings declared by the US Patent and Trademark Office (PTO) to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still be minimal. Additionally, statutory caps impose further limitation on any such extensions.

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license, if available, under such patent or to develop or obtain alternative technology. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would not only involve substantial costs but would also involve substantial time commitments on the part of our key executives and research and development personnel.

In March 2015, we licensed intellectual property related to CAR T technology from COH. The intellectual property licensed thereunder includes two granted US patents and pending patent applications in a number of countries, including the US and the EU, as well as pending patent applications in Japan, China, South Korea, Australia and the developing world. These granted patents include claims directed to nucleic acids and expression vectors encoding CARs targeting IL13Rα2 and CD123. The granted patents and any patents maturing from these pending applications will expire no sooner than October 2033. The pending applications in these patent families also include various claims relating to CARs, T cells that express the CARs, methods of treatment utilizing the CAR T cells and additional specific features to optimize administration of CAR T cells, targeting, binding specificity, cell stimulation and persistence. Additional applications and pending claims from COH that we have rights to include the use of optimized hinge region for many targeted CAR constructions such as CD19 along with compositions and methods to isolate and transfect T memory cells to improve cellular persistence, as well as applications and claims related to CS1-, HER2-, and PSCA-targeted CARs.

Also in March 2015, we executed a sponsored research agreement with COH, pursuant to which research is performed in the laboratory of Drs. Stephen Forman and Christine Brown. The sponsored research agreement gives us the right to first negotiation under specified maximum terms regarding any future inventions arising from the laboratory.

In May 2017, we licensed intellectual property related to CAR T technology for targeting CD20 from Fred Hutch. The intellectual property includes an international application under the Patent Cooperation Treaty (i.e., a PCT application), which has now entered the national stage of multiple countries including the US, EU, Japan, China, and Canada, among others. These applications contain claims relating to various CD20-targeting CAR constructs and CAR T cells, as well as methods of making and using the same. In May 2018, national stage applications claiming priority to the PCT application were filed in several jurisdictions around the world, including the US and Europe, in order to begin substantive examination of the claims. Patents maturing from these national stage applications will expire no sooner than March 2037.

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

In August 2018, we licensed from St. Jude Children’s Research Hospital XSCID Technology related to an ex vivo lentiviral vector gene therapy program to provide a normal copy of the IL2RG gene to patients born with XSCID.

In February 2019, we licensed Material and Technical Information related to the HSV-1 oncolytic virus C134 from Nationwide Children’s Hospital in Columbus, Ohio.

In total, we have in-licensed six granted patents and twelve pending applications in the US, with counterparts pending in foreign jurisdictions, for most of the patent families, in Australia, Brazil, Canada, China, Europe, Korea, Russia, Japan, Hong Kong, Israel, and Mexico and New Zealand.

In addition to the technology the company has in-licensed, Mustang has also developed its own proprietary intellectual property, both alone and in conjunction with COH. In particular Mustang filed a US provisional application directed to optimized methods for manufacturing cell-based therapeutics, and Mustang and COH, as co-applicants, filed a US provisional application directed to methods of treating hematological cancers.

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

LICENSE, CLINICAL TRIAL AND SPONSORED RESEARCH AGREEMENTS

St. Jude Children’s Research Hospital License

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

City of Hope Licenses

In February 2017, the Company and COH amended and restated their license agreement, dated March 17, 2015 (the “Original Agreement”), by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL13Rα2 and one relating to the Spacer technology (described below). The total potential consideration payable to COH by the Company, in equity or cash, did not in the aggregate change materially from the Original Agreement. As of December 31, 2018, COH owns 1,000,000 shares of Class A common stock and 293,588 shares of common stock, representing approximately 4.7% of ownership, and has the right to appoint a director to the Board of Directors (the “Board”). The Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

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

City of Hope SRA

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

Fred Hutchinson Cancer Research Center SRA

On March 17, 2018, the Company entered into an SRA with the Fred Hutchinson Cancer Research Center (“Fred Hutch”) related to developing and optimizing processes and systems associated with CD20 cell processing. Pursuant to the SRA, the Company will fund continued research in the amount of $0.6 million during the term of the SRA which expires one year from the effective date.

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

Nationwide Children’s Hospital License

On February 20, 2019, the Company entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital (“Nationwide”) for the development of an oncolytic virus (C134) for the treatment of glioblastoma multiforme. The Company paid $0.2 million in consideration for the exclusive license. Nationwide is eligible to receive additional payments totaling $77.5 million upon the achievement of ten development and commercialization milestones. Royalty payments in the low-single digits are due on net sales of licensed products.

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

The field of CAR T therapy is extremely active. Companies and partnerships currently engaged in clinical trials with CAR T modalities include Celgene, Novartis/University of Pennsylvania, Bluebird Bio, Celgene/Baylor College of Medicine, Allogene, Cellectis, Gilead, Bellicum, MD Anderson/Ziopharm, Atara Biotherapeutics, Celyad, Autolus and Intrexon.

The gene therapy field is characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We are aware of companies currently engaged in developing gene therapies in various indications, including Abeona Therapeutics, Adverum Biotechnologies, Audentes Therapeutics, AVROBIO, Axovant Sciences, Bluebird Bio, BioMarin Pharmaceutical, Krystal Biotech, MeiraGTx, Nightstar Therapeutics, Orchard Therapeutics, REGENXBIO, Rocket Pharmaceuticals, Sarepta Therapeutics, Solid Biosciences, Spark Therapeutics, Ultragenyx Pharmaceuticals, uniQure and Voyager Therapeutics, as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression.

EMPLOYEES

As of December 31, 2018, we had thirty-eight full-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement and we consider our employee relations to be good. Employees of Fortress also make valuable financial, legal, scientific and other strategic contributions to Mustang on a regular basis.

SUPPLY AND MANUFACTURING

As an early stage development company, we rely on our research partners to manufacture all materials currently used in the clinical development programs we are sponsoring at COH, Fred Hutch, St. Jude, and the University of Alabama at Birmingham (“UAB”) under the IND applications filed by these institutions. UAB is the clinical trial site for the Phase 1 trial of Nationwide’s C134 oncolytic virus. Pursuant to the March 2015 Licensing Agreement with COH, we have the right to make and have made the products, and we have negotiated Investigator-Initiated Clinical Research Support Agreements with COH and Fred Hutch which specify the manufacturing costs and numbers of patients which will be supplied under filed protocols. Our research partners have extensive experience manufacturing clinical materials for development studies, but we are currently dependent on both their capacity limitations and continued operating success.

We have limited experience in processing cells for clinical or commercial purposes. In 2018 we opened our own cell processing facility in Worcester, Massachusetts, in order to manufacture and supply product candidates for all clinical trials that will be conducted under IND applications to be filed by us. We are preparing to file our first IND in the first half of 2019. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.

We expect to rely on contract manufacturing relationships for any non-CAR T products that we may in-license or acquire in the future for co-administration with our CAR T products. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers for these potential future non-CAR T products would be subject to ongoing periodic and unannounced inspections by the FDA, the US Drug Enforcement Administration (“DEA”) and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors, if any, in Europe would face similar challenges from the numerous EU and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

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

Sponsors of drugs may apply for a special protocol assessment (SPA) from the FDA. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for an NDA. However, final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the Phase 3 trial. The SPA may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy.

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA an NDA containing the pre-clinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept an NDA for filing if certain content criteria are not met and, even after accepting an NDA, the FDA may often require additional information, including clinical data, before approval of marketing a product.

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of an NDA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

Among the provisions of the ACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, Texas federal district court judge Reed O’Connor issued a ruling declaring that the ACA in it is entirety is unconstitutional. While this decision has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome through the appeals process may have a significant impact on our business.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services (“HHS”) finalized Medicare fee-for-service hospital payment reductions for Part B drugs acquired through the 340B Drug Pricing Program, which has been overturned by the courts. HHS also has signaled its intent to pursue reimbursement policy changes for Medicare Part B drugs as a whole that likely would reduce hospital and physician reimbursement for these drugs.

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements.

HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits and less generous coverage. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

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

While we have opened our own cell processing facility in Worcester, Massachusetts, in order to supply product candidates for all clinical trials that will be conducted under IND applications to be filed by us (See Note 6 to Audited Financial Statements), currently we rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Because we have in-licensed the rights to all of our product candidates from COH, Fred Hutch, St. Jude and Nationwide, and in the future will continue to in-license from additional third parties, if there is any dispute between us and our licensor regarding our rights under our license agreement, our ability to develop and commercialize these product candidates may be adversely affected. Any uncured, material breach under our license agreement could result in our loss of exclusive rights to our product candidate and may lead to a complete termination of our related product development efforts.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on ex vivo lentiviral gene therapy for rare genetic diseases and on novel combinations of CAR T cells with immuno-oncology antibodies, other biologics, and small molecule kinase inhibitors. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including, but not necessarily limited to:

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

We are currently reliant on the City of Hope National Medical Center, the Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, and the University of Alabama at Birmingham for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, St. Jude, and UAB pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his laboratory team at COH, of Dr. Brian Till and his laboratory team at Fred Hutch, of Drs. Stephen Gottschalk and Ewelina Mamcarz at St. Jude, and of Dr. James M. Markert at UAB. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

We have concentrated a portion of our therapeutic product research and development efforts on our gene therapy platform, and our future success depends, in part, on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in the future related to our gene therapy platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical study requirements of the FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, a limited number of gene therapy products, including CAR T therapies, have been approved by the FDA, the EMA and the European Commission. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. The FDA can put an investigational new drug application, or IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s IRB and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

These regulatory review agencies, committees and advisory groups and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval studies, limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, the success of our gene therapy platform will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could lead to increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Concern about environmental spread of our product, whether real or anticipated, may hinder the commercialization of our products.

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

We are currently a party to license agreements with St. Jude, the City of Hope, the Fred Hutchinson Cancer Research Center, the Regents of the University of California, Nationwide and other institutions. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $79.1 million as of December 31, 2018. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

We have only been conducting operations since our incorporation in March 2015. Our operations to date have been limited to preclinical operations and the in-licensing of our product candidates. We have not yet demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a clinical scale or commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of December 31, 2018, we had $34.6 million in cash and short-term investments (certificates of deposit) and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

We are an “emerging growth company” and a "smaller reporting company," and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard. This may make comparison of our financial statements with another public company which has opted into using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We have elected to take advantage of certain of the reduced reporting obligations available to us. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

The Facility became operational for the production of personalized CAR T and gene therapies in 2018.

Item 3.	Legal Proceedings

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

Securities Authorized for Issuance Under Equity Compensation Plans

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

Holders of Record

As of December 31, 2018, there were approximately 579 holders of record of our common stock and one holder of record for our Class A common stock. The actual number of stockholders of our common shares is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of the Results of Operations

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Forward-Looking Statements” at the beginning of this Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-K. We undertake no obligation to update any forward-looking statements in the discussion of our financial condition and results of operations to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

Mustang Bio, Inc. (“Mustang”, “We”, “Us” or the “Company”) is a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs in cell and gene therapies into potential cures for hematologic cancers, solid tumors and rare genetic diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Our pipeline is currently focused in three core areas: gene therapy programs for rare genetic disorders, chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapy programs we have partnered with St. Jude Children’s Research Hospital (“St. Jude”) in the development of a first-in-class ex vivo lentiviral treatment of X-linked severe combined immunodeficiency (“XSCID”) and for our CAR T therapies we have partnered with the City of Hope National Medical Center (“COH”), Fred Hutchinson Cancer Research Center (“Fred Hutch”) and Nationwide Children’s Hospital (“Nationwide”).

Gene Therapy

In partnership with St. Jude, our gene therapy program (MB-107) is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials sponsored by St. Jude and the National Institutes of Health (“NIH”). Results in these two trials have been promising and we plan to transfer St. Jude’s Investigational New Drug Application (“IND”) to Mustang in the second half of 2019 following completion of the technology transfer.

CAR T Therapies

Mustang’s pipeline of CAR T therapies are being developed under exclusive licenses from several world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our partners and transfer the underlying technology to our cell processing facility located in Worcester, Massachusetts to conduct Mustang sponsored clinical trials.

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and by Fred Hutch for MB-106 are underway and a COH sponsored Phase 1 clinical trial for MB-104 is scheduled to open during the first half of 2019. Mustang plans to file an IND for the MB-102 program in the first half of 2019 and to initiate a Mustang sponsored Phase 1 clinical trial shortly thereafter for the treatment of patients with acute myelogenous leukemia, blastic plasmacytoid dendritic cell neoplasm, and high-risk myelodysplastic syndrome. We expect to file an IND for MB-104 in the second half of 2019 and to initiate a Mustang sponsored Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma. We also plan to file an IND and initiate a Mustang sponsored clinical trial for MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for C134 (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101 and MB-103 are underway, and a COH sponsored Phase 1 clinical trial for MB-105 is scheduled to commence during 2019. A Phase 1 clinical trial for MB-108 is scheduled to commence in the first half of 2019. We also plan to file INDs and initiate Mustang sponsored clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for the combination of MB-101 and MB-108 for the treatment of patients with GBM. Finally, we plan to file an IND and initiate a Mustang sponsored clinical trial for MB-105 for the treatment of patients with prostate cancer.

Additionally, we hold complementary patent licenses relating to the use, delivery and possible enhancement of our proprietary CAR technologies. In particular, we licensed intellectual property from Harvard University pertaining to CRISPR/Cas9 gene editing of CAR T cells, and we hope to use this technology to enhance the activity of our CAR T cell therapies.

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

In May 2018, we announced the publication of preclinical data in JCI Insight demonstrating that glioblastoma-targeted CD4+ CAR T cells mediate superior antitumor activity over CD8+ CAR T cells. The data, published by research partner City of Hope, will be applied in the ongoing Phase 1 trial of IL13Rα2-specific CAR T MB-101 in glioblastoma.

In June 2018, we announced the opening of our cell processing facility in Worcester, Massachusetts located at the UMass Medicine Science Park. The facility will support clinical development and commercialization of our cell and gene therapy pipeline.

On August 2, 2018, we entered into an exclusive worldwide license agreement with St. Jude for the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of XSCID. We paid an upfront fee of $1.0 million in August 2018 in consideration for the exclusive license. Additional payments are due to St. Jude upon the achievement of five development and commercialization milestones totaling $13.5 million. The acquisition of this license expands our pipeline into gene therapy, allowing us to leverage existing synergies for our Worcester, Massachusetts cell-processing facility.

On October 15, 2018, Mustang announced the appointment of Martina A. Sersch, M.D., Ph.D., as Chief Medical Officer (“CMO”). Dr. Sersch will oversee the clinical development of Mustang’s pipeline in CAR T technology and gene therapies.

In November 2018, we announced that additional safety and efficacy Phase 1 data evaluating MB-102 (CD123 CAR) in relapsed or refractory AML and BPDCN were presented in an oral session at the American Association for Cancer Research (“AACR”) Special Conference on Tumor Immunology and Immunotherapy.

In December 2018, the FDA granted Orphan Drug Designation to MB-102 (CD123 CAR T) for the treatment of BPDCN, a rare and incurable blood cancer.

In February 2019, we announced that we partnered and entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital to develop an oncolytic virus (C134) for the treatment of glioblastoma multiforme. We intend to combine the oncolytic virus with MB-101 (IL13Rα2-specific CAR) to potentially enhance efficacy in treating glioblastoma multiforme.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, we have an accumulated deficit of $79.1 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	For the year ended December 31,		Change
	2018	2017	$	%
($ in thousands)
Operating expenses:
Research and development	$21,104	$7,943	$13,161	166%
Research and development – licenses acquired	3,360	12,433	(9,073)	-73%
General and administrative	6,759	11,409	(4,650)	-41%
Total operating expenses	31,223	31,785	(562)	-2%
Loss from operations	(31,223)	(31,785)	562	-2%

Other income (expense)
Interest income	569	505	64	13%
Interest expense	(8)	(8)	-	0%
Total other income (expense)	561	497	64	13%
Net Loss	$(30,662)	$(31,288)	$626	-2%

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

For the year ended December 31, 2018, research and development expenses were approximately $21.1 million, compared to approximately $7.9 million, an increase of $13.2 million. For the year ended December 31, 2018, research and development expenses primarily consisted of $5.7 million for Sponsored Research and Clinical Trial Agreements with our academic partners, $4.3 million for personnel compensation, $3.4 million for stock compensation expense, $2.3 million for laboratory supplies, $1.1 million related to consulting and outside services, $0.5 million related to facility costs, and $0.4 million related to license maintenance fees. For the year ended December 31, 2017, we incurred $5.5 million for Sponsored Research and Clinical Trial Agreements with our academic partners, $0.8 million for personnel compensation, $0.7 million for stock compensation expense, $0.2 million related to consulting and outside services, $0.1 million related to facility costs, and $0.1 million related to license maintenance fees.

For the year ended December 31, 2018, research and development expenses - licenses acquired were approximately $3.4 million, compared to approximately $12.4 million, a decrease of $9.0 million. For the year ended December 31, 2018, research and development expenses - licenses acquired consisted of $2.1 million for the annual stock dividend to Fortress, $1.0 million for an upfront fee for our license with St. Jude for the treatment of XSCID and $0.3 million in connection with our licenses with COH. For the year ended December 31, 2017, research and development expenses - licenses acquired consisted primarily of $9.6 million for the annual stock dividend to Fortress and $2.1 million in connection with our licenses with COH.

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

For the year ended December 31, 2018, general and administrative expenses were approximately $6.8 million, compared to approximately $11.4 million, a decrease of $4.6 million. For the year ended December 31, 2018, general and administrative expenses consisted primarily of $1.3 million for legal and professional fees, $1.5 million for personnel compensation, $1.5 million for stock compensation expense and $0.6 million for insurance and taxes. For the year ended December 31, 2017, general and administrative expenses consisted primarily of $6.6 million for legal and professional fees, $2.6 million for stock compensation expense, $0.5 million for personnel compensation and $0.3 million for insurance and taxes.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on the short-term investments. For the year ended December 31, 2018 and 2017, total other income (expense) were approximately $0.6 million and $0.5 million, respectively.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, the Company had an accumulated deficit of $79.1 million.

The Company has funded its operations to date primarily through the sale of equity. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2018 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-K.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company’s estimates as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be inaccurate, and it could use its available capital resources sooner than it currently expects, as a result of unforeseen events. Such changes in circumstances may require that the Company alter development plans of certain of its product candidates. Accordingly, the Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates. If the Company is unable to arrange for such financings, or unable to arrange for them on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its facility and general and administrative infrastructure will be curtailed.

Cash Flows for the Years Ended December 31, 2018 and 2017

	For the year ended December 31,
	2018	2017
($ in thousands)
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(19,244)	$(12,948)
Investing activities	557	(29,052)
Financing activities	181	49,976
Net change in cash, cash equivalents and restricted cash	$(18,506)	$7,976

Operating Activities

Net cash used in operating activities was $19.2 million for the year ended December 31, 2018, compared to $12.9 million for the year ended December 31, 2017. Net cash used in operating activities during the year ended December 31, 2018 was primarily due to approximately $30.7 million in net loss, partially offset by $5.0 million of non-cash stock compensation expenses, $1.3 million of research and development-licenses acquired, $2.1 million of common shares issuable for Founder shares, $2.5 million in change in operating assets and liabilities, and $0.6 million of depreciation expense.

Net cash used in operating activities during the year ended December 31, 2017 was primarily due to approximately $31.3 million in net loss, partially offset by $2.0 million of non-cash stock compensation expenses, $2.9 million of research and development-licenses acquired, $9.6 million of common shares issuable for Founder shares, $2.1 million related to a capital contribution from Fortress, $1.2 million for the issuance of common shares – Founders Agreement, and $0.7 million in change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $0.6 million for the year ended December 31, 2018, representing our purchase of $52.5 million investment in certificates of deposits held to maturity, $6.9 million in purchases of fixed assets and construction in process, $1.1 million in acquisition costs of acquired licenses, offset by $61.0 million in maturities of certificates of deposits.

Net cash used in investing activities was $29.1 million for the year ended December 31, 2017, representing our $46.0 million investment in certificates of deposits held to maturity, $2.4 million related to upfront payments relating to our licenses, $0.4 million in fixed asset purchases, $0.3 million in security deposits paid, offset by the maturity of a certificate of deposit of $20.0 million.

Financing Activities

Net cash provided by financing activities was $0.2 million during the year ended December 31, 2018, due to net proceeds from the exercise of warrants.

Net cash provided by financing activities was $50.0 million for the year ended December 31, 2017, due to $50.3 million of net proceeds from issuance of common stock, offset by approximately $0.3 million of proceeds used to repay the Fortress Note.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2018, our internal controls over financial reporting were effective based upon those criteria.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following financial statements are filed as part of this Form 10-K:

(b) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Mustang Bio, Inc. (formerly Mustang Therapeutics, Inc.), dated July 26, 2016. *
Filed as Exhibit 3.1 on the Company’s Form 10-12G filed on July 28, 2016.
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporate of Mustang Bio, Inc., dated June 14, 2018. *
Filed as Exhibit 3.1 on the Company’s Form 10-Q filed on August 13, 2018.
3.3	Bylaws of Mustang Bio, Inc. * Filed as Exhibit 3.2 on the Company’s Form 10-12G filed on July 28, 2016.
4.1	Specimen certificates evidencing shares of common stock, Class A common stock and Class A preferred stock. * Filed as Exhibit 4.1 on the Company’s Form 10-12G filed on July 28, 2016.
4.2	Form of warrant agreement. * Filed as Exhibit 4.2 on the Company’s Form 10-12G filed on July 28, 2016.
10.1	Second Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated July 26, 2016. * Filed as Exhibit 10.1 on the Company’s Form 10-12G filed on July 28, 2016.
10.2	Management Services Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated March 13, 2015. * Filed as Exhibit 10.2 on the Company’s Form 10-12G filed on July 28, 2016.
10.3	Future Advance Promissory Note to Fortress Biotech, Inc., dated May 5, 2016. * Filed as Exhibit 10.3 on the Company’s Form 10-12G filed on July 28, 2016.
10.4	Promissory Note to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.4 on the Company’s Form 10-12G filed on July 28, 2016.
10.5	Common Stock Warrant issued by Mustang Bio, Inc. to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.5 on the Company’s Form 10-12G filed on July 28, 2016.
10.6	License Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. # Filed as Exhibit 10.6 on the Company’s Form 10-12G filed on July 28, 2016.
10.7	Sponsored Research Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. * Filed as Exhibit 10.7 on the Company’s Form 10-12G filed on July 28, 2016.
10.8	Mustang Bio, Inc. 2016 Incentive Plan. †* Filed as Exhibit 10.8 on the Company’s Form 10-12G filed on July 28, 2016.
10.9	Non-Employee Directors Compensation Plan. †* Filed as Exhibit 10.9 on the Company’s Form 10-12G filed on July 28, 2016.
10.10	Agreement with Chord Advisors, LLC, dated April 8, 2016. * Filed as Exhibit 10.10 on the Company’s Form 10-12G filed on July 28, 2016.
10.11	Agreement with Caribe BioAdvisors, LLC, dated January 1, 2017. Filed as Exhibit 10.11 on the Company’s Form 10-K filed on March 31, 2017.
10.12	Exclusive License Agreement with The Regents of the University of California, dated March 17, 2017. # Filed as Exhibit 10.4 on the Company’s Form 10-Q filed on August 14, 2017.

10.13	Exclusive License Agreement - IV/ICV with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.5 on the Company’s Form 10-Q filed on August 14, 2017.
10.14	Amended and Restated Exclusive License Agreement - CD123 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.14 on the Company’s Form 10-K filed on March 31, 2017.
10.15	Amended and Restated Exclusive License Agreement - IL13Ra2 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.15 on the Company’s Form 10-K filed on March 31, 2017.
10.16	Amended and Restated Exclusive License Agreement - Spacer with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.16 on the Company’s Form 10-K filed on March 31, 2017.
10.17	Employment Agreement between Manuel Litchman and Mustang Bio, Inc., made effective as of April 24, 2017 Filed as Exhibit 10.1 on the Company’s Form 8-K filed on April 24, 2017.
10.18	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (CSI). # Filed as Exhibit 10.1 on the Company’s Form 10-Q/A filed on November 14, 2017.
10.19	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (PSCA). # Filed as Exhibit 10.2 on the Company’s Form 10-Q/A filed on November 14, 2017.
10.20	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (HER2). # Filed as Exhibit 10.3 on the Company’s Form 10-Q/A filed on November 14, 2017.
10.21	Lease Agreement, by and between the Company and WCS - 377 Plantation Street, Inc., dated October 27, 2017. Filed as Exhibit 10.1 on the Company’s Form 10-Q filed on November 14, 2017.
10.22	Executive Employment Agreement, by and between Mustang Bio, Inc. and Martina A. Sersch, M.D., Ph.D., dated October 4, 2018. †
Filed as Exhibit 10.1 on the Company’s Form 10-Q filed on November 13, 2018.
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLC
24.1	Power of Attorney (included on signature page).
31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to the Financial Statements (filed herewith).

#	Confidential treatment has been granted with respect to omitted portions of this exhibit.

†	Indicates management contract or compensatory plan or arrangement.

*	Previously Filed.

Item 16.	Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mustang Bio, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mustang Bio, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 18, 2019

MUSTANG BIO, INC.

BALANCE SHEETS

($ in thousands, except for share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$16,469	$34,975
Short-term investments (certificates of deposit)	17,604	26,002
Interest receivable on short-term investments (certificates of deposit)	37	106
Prepaid expenses	1,015	278
Total current assets	35,125	61,361

Property, plant and equipment, net	6,465	140
Fixed assets - construction in process	393	1,241
Restricted cash	500	500
Other assets	271	251
Total Assets	$42,754	$63,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,381	$3,474
Payables and accrued expenses - related party	236	137
Total current liabilities	5,617	3,611

Deferred Rent Payable	741	50
Total Liabilities	6,358	3,661

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of December 31, 2018 and December 31, 2017	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	-	-
Common shares, 26,610,183 and 25,236,255 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	3	3
Common stock issuable,709,314 and 834,756 shares as of December 31, 2018 and December 31, 2017, respectively	2,085	9,558
Additional paid-in capital	113,378	98,679
Accumulated deficit	(79,070)	(48,408)
Total Stockholders’ Equity	36,396	59,832
Total Liabilities and Stockholders’ Equity	$42,754	$63,493

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

($ in thousands, except for share and per share amounts)

	For the year ended December 31,
	2018	2017
Operating expenses:
Research and development	$21,104	$7,943
Research and development – licenses acquired	3,360	12,433
General and administrative	6,759	11,409
Total operating expenses	31,223	31,785
Loss from operations	(31,223)	(31,785)

Other income (expense)
Interest income	569	505
Interest expense	(8)	(8)
Total other income (expense)	561	497
Net Loss	$(30,662)	$(31,288)

Net loss per common share outstanding, basic and diluted	$(1.14)	$(1.24)

Weighted average number of common shares outstanding, basic and diluted	26,949,374	25,252,832

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

($ in thousands, except share amounts)

	Class A Preferred Stock		Class A Common Shares		Class B Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2016	250,000	$-	1,000,000	$-	-	$-	15,165,244	$2	$4,396	$36,998	$(17,120)	$24,276
Common stock issuable - Founders Agreement	-	-	-	-	-	-	-	-	9,558	-	-	9,558
Issuance of common shares - Founders Agreement	-	-	-	-	-	-	982,533	-	(4,396)	5,630	-	1,234
Issuance of common shares for license expenses	-	-	-	-	-	-	293,588	-	-	1,682	-	1,682
Issuance of common shares and warrants for cash	-	-	-	-	-	-	8,610,774	1	-	55,969	-	55,970
Offering cost	-	-	-	-	-	-	-	-	-	(5,674)	-	(5,674)
Stock-based compensation expenses	-	-	-	-	-	-	180,000	-	-	2,012	-	2,012
Capital contribution from Fortress	-	-	-	-	-	-	-	-	-	2,062	-	2,062
Exercise of NSC warrants	-	-	-	-	-	-	4,116	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(31,288)	(31,288)
Balances at December 31, 2017	250,000	$-	1,000,000	$-	-	$-	25,236,255	$3	$9,558	$98,679	$(48,408)	$59,832
Common stock issuable - Founders Agreement	-	-	-	-			-	-	2,085	-	-	2,085
Issuance of common shares - Founders Agreement	-	-	-	-	-	-	834,756	-	(9,558)	9,558	-	-
Stock-based compensation expenses	-	-	-	-	-	-	496,552	-	-	4,960	-	4,960
Exercise of warrants	-	-	-	-	-	-	42,620	-	-	181	-	181
Net loss	-	-	-	-	-	-	-	-	-	-	(30,662)	(30,662)
Balances at December 31, 2018	250,000	$-	1,000,000	$-	-	$-	26,610,183	$3	$2,085	$113,378	$(79,070)	$36,396

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

($ in thousands)

	For the year ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(30,662)	$(31,288)
Research and development - licenses acquired	1,275	2,875
Issuance of common shares - Founders Agreement	-	1,234
Common shares issuable for Founders Agreement	2,085	9,558
Stock-based compensation expenses	4,960	2,012
Depreciation expense	630	2
Capital contribution from Fortress	-	2,062
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(757)	(278)
Interest receivables	(35)	(106)
Accounts payable and accrued expenses	2,470	1,332
Payable and accrued expenses - related party	99	12
Accrued interest - related party	-	(413)
Deferred rent	691	50
Net cash used in operating activities	(19,244)	(12,948)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	(52,500)	(46,002)
Maturity of certificate of deposit	61,002	20,000
Purchase of research and development licenses	(1,075)	(2,375)
Purchase of fixed assets	(6,870)	(424)
Security deposits paid	-	(251)
Net cash used in investing activities	557	(29,052)

Cash Flows from Financing Activities:
Payment of Fortress Note	-	(320)
Proceeds from issuance of common stock and warrants, net of offering cost of $0 and $5,674, respectively	-	50,296
Proceeds from exercise of warrants	181	-
Net cash provided by financing activities	181	49,976

Net change in cash, cash equivalents and restricted cash	(18,506)	7,976
Cash, cash equivalents and restricted cash, beginning of the period	35,475	27,499
Cash, cash equivalents and restricted cash, end of the period	$16,969	$35,475

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$413

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$196	$959
Issuance of common shares - Founders Agreement	$9,558	$4,396
Research and development licenses included in accounts payable and accrued liabilities	$200	$500
Common shares issuable for license acquired	$-	$1,682

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, the Company had an accumulated deficit of $79.1 million.

The Company has funded its operations to date primarily through the sale of equity. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2018 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-K.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company’s estimates as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be inaccurate, and it could use its available capital resources sooner than it currently expects, as a result of unforeseen events. Such changes in circumstances may require that the Company alter development plans of certain of its product candidates. Accordingly, the Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates. If the Company is unable to arrange for such financings, or unable to arrange for them on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its facility and general and administrative infrastructure will be curtailed.

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

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2018 and at December 31, 2017 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits.

Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts as restricted cash. The Facility initiated cell processing operations for personalized CAR T and gene therapies in late 2018.

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

At December 31, 2018, the Company had approximately $27.6 million in certificates of deposit. The Company classified $10.0 million as cash and cash equivalents and classified $17.6 million of its certificates of deposits as short-term investments as of December 31, 2018. At December 31, 2017, the Company had approximately $40.0 million in certificates of deposit. The Company classified $14.0 million as cash and cash equivalents and classified $26.0 million of its certificates of deposits as short-term investments  as of December 31, 2017. The classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

Property, plant and equipment, net

Property and equipment, net, which consists mainly of laboratory equipment, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally five years, using the straight-line method.

Property and equipment - Construction in Process

In connection with the Company’s cell processing facility, the Company incurred $0.4 million related to the design and construction of the facility and the purchase of equipment which are recorded in fixed assets on the balance sheet at December 31, 2018. Upon completion of the facility’s construction all costs associated with the buildout will be recorded as leasehold improvements and amortized over the shorter of the estimated useful lives or the term of the respective leases, upon the improvement being placed in service.

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

In 2017, the Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on March 13, 2018. Because the issuance of shares on March 13, 2018 occurred prior to the issuance of the December 31, 2017 financial statements, the Company recorded approximately $9.6 million in research and development - licenses acquired for the year ended December 31, 2017.

In June 2018, in connection with the Amended and Restated Articles of Incorporation, the Company amended the annual stock dividend due date from March 13th to January 1st.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 709,314 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.0%, on a pro rata basis, of the fully-diluted outstanding equity of Mustang on January 1, 2019.

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

	For the year ended December 31,
	2018	2017
Warrants	5,210,698	5,253,318
Options	1,241,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	502,636	180,000
Unvested restricted stock units	1,032,084	134,000
Total	8,237,093	7,058,993

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

In January 2017, the FASB issued an ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU No. 2018-07 as of January 1, 2019. The adoption of this update did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP.   In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented.  The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019 rather than as of the earliest period presented, and elected the package of practical expedients described above. The Company is still finalizing its analysis, but expects to recognize additional operating liabilities of $1.9 million, with corresponding ROU assets of approximately the same amount as of January 1, 2019 based on the present value of the remaining lease payments.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company does not expect the adoption of this guidance to have a material impact on its financial statements and anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – All Licenses

For the years ended December 31, 2018 and 2017, the Company recorded the following expense in research and development for licenses acquired:

	For the year ended December 31,
($ in thousands)	2018	2017
City of Hope
Manufacturing	$75	$-
IL13Rα2	-	500
IV/ICV	-	125
PSCA	-	300
HER2	200	600
CS1	-	600
Harvard University - CRISPR	-	250
UCLA	-	200
Fred Hutch - CD20	-	300
St. Jude - XSCID	1,000	-
Fortress PIK Dividend	2,085	9,558
Total	$3,360	$12,433

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

In February 2017, the Company and COH amended and restated the Original Agreement by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL13Rα2 and one relating to the Spacer technology, that amended the Original Agreement in certain other respects, and collectively replace the Original Agreement in its entirety. The total potential consideration payable to COH by the Company, in equity or cash, did not, in the aggregate, change materially from the Original Agreement.

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

St. Jude Children’s Research Hospital

On August 2, 2018, the Company entered into an exclusive worldwide license agreement with St. Jude Children’s Research Hospital (“St. Jude”) for the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“XSCID”). The Company paid $1.0 million in consideration for the exclusive license in addition to an annual maintenance fee of $0.1 million (beginning in 2019). St. Jude is eligible to receive payments totaling $13.5 million upon the achievement of five development and commercialization milestones. Royalty payments in the mid-single digits are due on net sales of licensed products.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the years ended December 31, 2018 and, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the year ended December 31,
	2018	2017
($ in thousands)
City of Hope	$2,000	$2,000
City of Hope - CD123	835	1,227
City of Hope - IL13Rα2	1,056	1,578
City of Hope - Manufacturing	458	-
Fred Hutch - CD20	1,301	614
BIDMC - CRISPR	69	138
Total	$5,719	$5,557

City of Hope

In March 2015, the Company entered into a sponsored research agreement with COH in which the Company will fund continued research in the amount of $2.0 million per year, payable in four equal installments, until 2020. The research covered under this arrangement is for IL13Rα2, CD123 and the Spacer technology. For the year ended December 31, 2018 and 2017, the Company recorded $2.0 million and $2.0 million, respectively, in research and development expenses on the statement of operations in connection with this agreement.

CD123 Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the year ended December 31, 2018 and 2017 the Company recorded $0.8 million and $1.4 million, respectively, in research and development expenses under the CD123 CRA on the statement of operations.

IL13Rα2 Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for IL13Rα2 (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13Rα2. For the year ended December 31, 2018 and 2017 the Company recorded $1.1 million and $1.4 million, respectively, in research and development expenses under the IL13Rα2 CRA on the statement of operations.

City of Hope Sponsored Research Agreement

On January 3, 2018, the Company entered into a Sponsored Research Agreement (“SRA”) with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company will fund continued research in the amount of $0.9 million for the program, which has an initial term of two (2) years.

CD20 Clinical Trial Agreement with Fred Hutch

Also, on July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, Mustang entered into an investigator-initiated clinical trial agreement (“CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. For the year ended December 31, 2018 and 2017, the Company recorded $1.3 million and $0.6 million, respectively, of expense in connection with this agreement.

Fred Hutch Cancer Research Center Sponsored Research Agreement

On March 17, 2018, the Company entered into an SRA with The Fred Hutch Cancer Research Center (“Fred Hutch”) related to developing and optimizing processes and systems associated with CD20 cell processing. Pursuant to the SRA, the Company will fund continued research in the amount of $0.6 million during the term of the SRA which expires one year from the effective date.

CRISPR Sponsored Research Agreement with Beth Israel Deaconess Medical Center, Inc.

On November 28, 2017, the Company entered into a Sponsored Research Agreement (the “SRA”) with Beth Israel Deaconess Medical Center Inc. (“BIDMC”) to perform research relating to gene editing, via the use of CRISPR/Cas9, to be used in enhancing the efficacy of chimeric antigen receptor T (CAR T) cell therapies for solid tumor indications and to generate universal off the shelf CAR T cell therapies for both liquid and solid tumor indications. The Company agreed to fund approximately $0.8 million over a three-year period. For the year ended December 31, 2018 and 2017, the Company recorded approximately $0.1 million and $0.1 million, respectively, of expense in connection with this agreement.

In December 2018, the Company terminated the SRA with BIDMC due to the departure of key personnel from BIDMC.

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

As additional consideration under the Mustang Founders Agreement, Mustang will also: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Mustang that occurs after the effective date of the Mustang Founders Agreement and ending on the date when Fortress no longer has majority voting control in the Company’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of the Company’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, the Company will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%) (see Note 7).

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

For the years ended December 31, 2018 and 2017, the Company recorded approximately $0.5 million and $0.5 million, respectively, as expense related to this agreement.

Payable and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payable and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

National Securities Inc.

As of December 31, 2018, Fortress owned 32.1% of National Holdings Corporation (“NHLD”). National Securities Inc. (“NSC”), a subsidiary of NHLD, acted as placement agent for the Company’s third-party financings. No fees were incurred for the year ended December 31, 2018 for any such financings. For the year ended December 31, 2017, the Company paid NSC placement agent fees of $5.6 million and issued to NSC 861,077 warrants to purchase the Company’s common stock. The warrants have a five-year term and an exercise price of $8.50 per share. For the year ended December 31, 2016, the Company paid NSC placement agent fees of $4.0 million and issued to NSC 601,486 warrants to purchase the Company’s common stock. The warrants have a five-year term and an exercise price of $8.50 per share.

Director Compensation

Dr. Rosenwald

Pursuant to the terms of the Director Compensation Plan, Dr. Rosenwald will receive a cash fee of $50,000 per year paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For the year ended December 31, 2018, the Company recognized $84,000 in expense in its Statements of Operations related to the director compensation, including approximately $34,000 in expense related to an annual equity incentive grant of 20,000 restricted shares. For the year ended December 31, 2017, the Company recognized $25,052 in expense in its Statements of Operations related to the director compensation, including approximately $10,000 in expense related to an annual equity incentive grant of 10,000 restricted shares.

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

The Board of the Company by unanimous written consent approved and authorized the execution of an advisory agreement dated January 1, 2017 (the “Advisory Agreement”), with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss, the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For year ended December 31, 2018, the Company recognized $84,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $34,000 in expense related to an annual equity incentive grant of 20,000 restricted shares. For year ended December 31, 2017, the Company recognized $70,800 in expense in its Statements of Operations related to the advisory agreement, including approximately $10,800 in expense related to an annual equity incentive grant of 10,000 restricted shares.

Stock Awards Made to Fortress Employees

In April 2017, the Company made an option award to two employees of Fortress (see Note 7).

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following ($ in thousands):

	Estimated Useful Life (in years)	December 31, 2018	December 31, 2017
Computer equipment	3	$53	$-
Furniture and fixtures	5	111	-
Machinery & equipment	5	3,143	142
Leasehold improvements	9	3,790	-
Construction in process	N/A	393	1,241
Total property and equipment		7,490	1,383
Less: accumulated depreciation		(632)	(2)
Property and equipment, net		$6,858	$1,381

Mustang’s depreciation expense for the year ended December 2018 and 2017 was approximately $0.6 million and $2,000, respectively, and was recorded in research and development expense in the Statements of Operations.

Note 6 - Commitments and Contingencies

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

The Facility began operations for the production of personalized CAR T and gene therapies in 2018.

Total future minimum lease payments under the lease are:

($ in thousands)
2019	$264
2020	448
2021	462
2022	476
2023	489
Beyond	1,458
Total minimum lease payments	$3,597

Litigation

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles. Winson Tang v. Lindsay Rosenwald et al., Case No. BC607346. As amended, the Complaint requested a declaration that Plaintiff was a 15% owner of the Company’s outstanding shares and alleged two claims for breach of contract against other Defendants. On November 3, 2017, Plaintiff and Defendants entered into a Settlement Agreement. The Settlement Agreement did not require issuance of any new shares by us.

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

Note 7 - Stockholders’ Equity

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

In July 2018, the Company filed a shelf registration statement on Form S-3 (the "S-3"), which was declared effective in July 2018. Under the S-3, the Company may sell up to a total of $75 million of its securities. In connection with the S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the "ATM") with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. No securities have been issued by the Company under the S-3 registration as of December 31, 2018.

Pursuant to the Founders Agreement, the Company issued 834,756 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully diluted outstanding equity of the Company on March 12, 2018.

Offerings and Issuances of Common Stock and Warrants

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

In July 2018, the Company filed a shelf registration statement on Form S-3 (the "S-3"), which was declared effective in July 2018. Under the S-3, the Company may sell up to a total of $75 million of its securities. In connection with the S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the "ATM") with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. No securities have been issued by the Company under the S-3 registration as of December 31, 2018.

Stock Issuances to Fortress

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

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, on March 13, 2018, the Company issued 834,756 shares of common stock to Fortress, which equaled to 2.5% of the fully diluted outstanding equity of the Company at the time of issuance, for the annual stock dividend. The Company recorded an expense of approximately $9.6 million in research and development licenses-acquired related to these issuable shares during the year ended December 31, 2017.

In connection with the Mustang Founders Agreement, the Company issued 365,639 shares of common stock to Fortress representing 2.5% of the total shares issued in it’s Offering which commenced September 16, 2016 and ended in August 2017. See description of Offering above.

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, on January 1, 2019, the Company issued 709,314 shares of common stock to Fortress, which equaled 2.0%, on a pro rata basis, of the fully diluted outstanding equity of the Company at the time of issuance, for the annual stock dividend. The Company recorded an expense of approximately $2.1 million in research and development licenses-acquired related to these issuable shares during the year ended December 31, 2018.

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 2,049,689 shares at December 31, 2018.

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

December 31, 2017
Risk-free interest rate	1.81% - 2.38%
Exercise price	$5.73
Expected dividend yield	0%
Expected term in years	5.5 - 10.0
Expected volatility	77.30% - 96.65%

The following table summarizes stock option activities for the year ended December 31, 2018 and 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	-	$-	-
Options granted	1,241,675	5.73	9.31
Outstanding at December 31, 2017	1,241,675	5.73	9.31
Options granted	-	-
Outstanding at December 31, 2018	1,241,675	5.73	8.31
Options vested and exercisable at December 31, 2018	232,813	$5.73	8.31

As of December 31, 2018, the Company had unrecognized stock-based compensation expense related to options of $1.1 million, which is expected to be recognized over a weighted average period of approximately 2.0 years . Effective on January 1, 2017, the Company elected to account for forfeited awards as they occur as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Restricted Stock

Certain employees and directors have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activities for the year ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	-	$-
Granted	180,000	5.73
Nonvested at December 31, 2017	180,000	$5.73
Granted	322,636	5.78
Nonvested at December 31, 2018	502,636	$5.76

As of December 31, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock of $1.9 million, which is expected to be recognized over a weighted average period of approximately 2.5 years. This amount does not include, as of December 31, 2018, 68,158 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

The following table summarizes restricted stock units activities for the year ended December 31, 2018 and 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	-	$-
Granted	134,000	6.53
Nonvested at December 31, 2017	134,000	$6.53
Granted	1,072,000	8.16
Vested	(173,916)	9.25
Nonvested at December 31, 2018	1,032,084	$7.77

As of December 31, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $4.2 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. This amount does not include, as of December 31, 2018, 230,000 shares of restricted stock units outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award.

The following table summarizes stock-based compensation expense for the years ended December 31, 2018 and 2017 (in thousands).

	For the year ended December 31,
	2018	2017
Employee	$3,664	$1,486
Non-employee	1,296	526
Total stock-based compensation expense	$4,960	$2,012

For the years ended December 31, 2018 and 2017, the Company recognized stock-based compensation of $5.0 million and $2.0 million, respectively.

Warrants

In connection with the Company’s offering of shares of common stock in a private placement, each investor received a warrant equal to 25% of the common shares purchased in connection with the offering. Further, NSC received Placement Agent Warrants.

A summary of warrant activities for years ended December 31, 2018 and 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,243,664	$7.98	5.16
Granted	3,013,770	8.50	4.09
Exercised	(4,116)	-	-
Outstanding as of December 31, 2017	5,253,318	$8.28	3.89
Granted	-	-	-
Exercised	(42,620)	4.25	-
Outstanding as of December 31, 2018	5,210,698	$8.32	3.10

Upon the exercise of warrants, the Company will issue new shares of Common Stock.

Note 8 - Income Taxes

For financial reporting purposes, the Company calculated income tax provision and deferred income tax balances as if it was a separate entity and had filed its own separate tax return under Sub-Chapter C of the Internal Revenue Code.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year ended December 31,
	2018	2017
Statutory federal income tax rate	21%	35%
State taxes, net of federal tax benefit	7%	9%
Non-deductible items	-	(2)%
Credits	3%	-
Federal tax rate change	-	(18)%
State tax rate change	(2)%	(1)%
Other	(1)%	(1)%
Change in valuation allowance	(28)%	(22)%
Income taxes provision (benefit)	-	-

The components of the net deferred tax asset as of December 31, 2018 and 2017 are the following ($ in thousands):

	For the year ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$14,305	$7,236
Stock compensation and other	1,427	697
Change in warrant liability	45	50
Amortization of license	6,258	6,424
Accruals and reserves	237	22
Startup costs	6	8
Tax credits	1,070	178
Total deferred tax assets	$23,348	$14,615
Less valuation allowance	(23,348)	(14,615)
Deferred tax assets, net of allowance	$-	$-

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

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $23.3 million and $14.6 million, respectively, was recorded for the year ended December 31, 2018 and 2017.

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $48.2 million and $63.6 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

There are no significant items determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the period ended December 31, 2018. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2018.

The federal and state tax returns for the years ended December 31, 2017, 2016, and 2015 are currently open for examination under the applicable federal and state income tax statues of limitations.

Note 9 - Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total Revenue	$50	$-	$-	$(50)
Operating expenses	$6,477	$5,240	$7,656	$11,850
Other income	$146	$147	$138	$130
Net loss	$(6,281)	$(5,093)	$(7,518)	$(11,770)
Basic and diluted net loss per common share	$(0.24)	$(0.19)	$(0.28)	$(0.43)

2017
Total Revenue	$-	$-	$-	$-
Operating expenses	$3,306	$5,665	$7,084	$15,730
Other income	$88	$136	$144	$129
Net loss	$(3,218)	$(5,529)	$(6,940)	$(15,601)
Basic and diluted net loss per common share	$(0.14)	$(0.21)	$(0.27)	$(0.61)

Note 10 - Subsequent Events

In February 2019, Mustang announced that it partnered and entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital to develop an oncolytic virus (C134) for the treatment of glioblastoma multiforme (“GBM”). Mustang intends to combine the oncolytic virus with MB-101 (IL13Rα2-specific CAR) to potentially enhance efficacy in treating GBM.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Manuel Litchman
Name: Manuel Litchman
Title: President and Chief Executive Officer

March 18, 2019

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

Signature	Title	Date

/s/ Michael S. Weiss
Michael S. Weiss	Executive Chairman of the Board	March 18, 2019

/s/ Manuel Litchman
Manuel Litchman, M.D.	President and Chief Executive Officer	March 18, 2019

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, M.D.	Director	March 18, 2019

/s/ Neil Herskowitz
Neil Herskowitz	Director	March 18, 2019

/s/ Adam Chill
Adam Chill	Director	March 18, 2019

/s/ Michael Zelefsky
Michael Zelefsky, M.D.	Director	March 18, 2019

/s/ Brian Achenbach
Brian Achenbach	Vice President of Finance & Corporate Controller	March 18, 2019