Form 10-Q
period 2019-03-31
MUSTANG BIO, INC.
filed 2019-05-10
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MBIO	NASDAQ Global Market

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 9, 2019
Class A Common Stock, $0.0001 par value	862,392
Common Stock, $0.0001 par value	39,396,825

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,600	$16,469
Short-term investments (certificates of deposit)	5,044	17,604
Other receivables - related party	111	-
Prepaid expenses and other current assets	857	1,052
Total current assets	41,612	35,125

Property, plant and equipment, net	6,377	6,465
Fixed assets - construction in process	487	393
Restricted cash	500	500
Other assets	261	271
Operating lease right-of-use asset, net	1,248	-
Total Assets	$50,485	$42,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,656	$5,381
Payables and accrued expenses - related party	618	236
Operating lease liabilities - short-term	99	-
Total current liabilities	7,373	5,617

Deferred rent payable	-	741
Notes payable	12,725	-
Operating lease liabilities - long-term	1,909	-
Total Liabilities	22,007	6,358

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 1,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common shares, 27,561,433 and 26,610,183 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3	3
Common stock issuable, 0 and 709,314 shares as of March 31, 2019 and December 31, 2018, respectively	-	2,085
Additional paid-in capital	117,158	113,378
Accumulated deficit	(88,683)	(79,070)
Total Stockholders’ Equity	28,478	36,396
Total Liabilities and Stockholders’ Equity	$50,485	$42,754

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2019	2018
Operating expenses:
Research and development	$6,960	$4,292
Research and development – licenses acquired	450	75
General and administrative	2,344	2,060
Total operating expenses	9,754	6,427
Loss from operations	(9,754)	(6,427)

Other income (expense)
Interest income	152	146
Interest expense	(11)	-
Total other income	141	146
Net Loss	$(9,613)	$(6,281)

Net loss per common share outstanding, basic and diluted	$(0.34)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	27,945,802	26,387,445

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statement of Stockholders’ Equity

($ in thousands)

(Unaudited)

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	250,000	$-	1,000,000	$-	26,610,183	$3	$2,085	$113,378	$(79,070)	$36,396
Issuance of common shares - Founders Agreement	-	-	-	-	709,314	-	(2,085)	2,085	-	-
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	-	-	-	-	108,069	-	-	375	-	375
Issuance of warrants - Horizon Notes	-	-	-	-	-	-	-	888	-	888
Stock-based compensation expenses	-	-	-	-	76,000	-	-	432	-	432
Exercise of warrants	-	-	-	-	57,867	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(9,613)	(9,613)
Balances at March 31, 2019	250,000	$-	1,000,000	$-	27,561,433	$3	$-	$117,158	$(88,683)	$28,478

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	250,000	$-	1,000,000	$-	25,236,255	$3	$9,558	$98,679	$(48,408)	$59,832
Issuance of common shares - Founders Agreement	-	-	-	-	834,756	-	(9,558)	9,558	-	-
Stock-based compensation expenses	-	-	-	-	-	-	-	1,995	-	1,995
Exercise of warrants	-	-	-	-	30,543	-	-	96	-	96
Net loss	-	-	-	-	-	-	-	-	(6,281)	(6,281)
Balances at March 31, 2018	250,000	$-	1,000,000	$-	26,101,554	$3	$-	$110,328	$(54,689)	$55,642

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(9,613)	$(6,281)
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	375	-
Research and development - licenses acquired	450	75
Stock-based compensation expenses	432	1,995
Depreciation expense	288	7
Amortization of operating lease right-of-use assets	30	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	265	(828)
Other receivables - related party	(111)	-
Accounts payable and accrued expenses	1,031	(787)
Payable and accrued expenses - related party	382	179
Deferred rent	-	75
Lease liabilities	(12)	-
Net cash used in operating activities	(6,483)	(5,565)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	-	(25,000)
Maturity of certificate of deposit	12,500	14,000
Purchase of research and development licenses	(200)	(75)
Purchase of fixed assets	(299)	(676)
Net cash used in investing activities	12,001	(11,751)

Cash Flows from Financing Activities:
Proceeds from Horizon Notes, net of debt discount	13,613	-
Proceeds from exercise of warrants	-	96
Net cash provided by financing activities	13,613	96

Net change in cash, cash equivalents and restricted cash	19,131	(17,220)
Cash, cash equivalents and restricted cash, beginning of the period	16,969	35,475
Cash, cash equivalents and restricted cash, end of the period	$36,100	$18,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$191	$2,320
Issuance of common shares - Founders Agreement	$2,085	$9,558
Research and development licenses included in accounts payable and accrued expenses	$250	$-
Issuance of warrants - Horizon Notes	$888	$-

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, the Company had an accumulated deficit of $88.7 million.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the (“Horizon Notes”). The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2019 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2018, which were included in the Company’s Form 10-K and filed with the SEC on March 18, 2019. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 18, 2019, with the exception of the adoption of the Financial Accounting Standards Board (FASB) Accounting Standard Updates (ASU) ASU 2016-02, Leases, and 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases.  Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate.  Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.  Variable lease expenses are recorded when incurred. In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates.

For stock-based compensation awards to non-employees, prior to the adoption of ASU 2018-07 on January 1, 2019, the Company remeasured the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards were recognized as compensation expense in the period of change. Subsequent to the adoption of ASU 2018-07, the Company recognizes non-employees compensation costs over the requisite service period based on a measurement of fair value for each stock award.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model or 409A valuations, as applicable. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Recently Adopted Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP.   In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented.  The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $1.2 million, lease liability of approximately $2.0 million and eliminated deferred rent of approximately $0.7 million.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company adopted ASU No. 2018-13 as of January 1, 2019. The adoption of this update did not have a material impact on the Company’s financial statements.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three months ended March 31, 2019 and 2018, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended March 31,
($ in thousands)	2019	2018
City of Hope
CD123	$250	$-
Manufacturing	-	75
Nationwide Children's Hospital - C134	200	-
Total	$450	$75

License Agreements

Nationwide Children’s Hospital

In February 2019, Mustang announced that it partnered and entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital (“Nationwide”) to develop their C134 oncolytic virus (MB-108) for the treatment of glioblastoma multiforme (“GBM”). Mustang intends to combine MB-108 with MB-101 (IL13Rα2-specific CAR T) to potentially enhance efficacy in treating GBM. The Company paid $0.2 million in consideration for the license to exclusive, worldwide rights to develop and commercialize products that incorporate data, know-how and/or MB-108 that were developed at Nationwide. Additional payments are due to Nationwide upon achievement of development and commercialization milestones totaling $152.8 million. Royalty payments in the low-single digits are due on net sales of licensed products.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three months ended March 31, 2019 and 2018, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended March 31,
	2019	2018
($ in thousands)
City of Hope	$500	$500
City of Hope - CD123	303	150
City of Hope - IL13Rα2	342	360
City of Hope - Manufacturing	114	114
Fred Hutch - CD20	267	266
BIDMC - CRISPR	69	-
Total	$1,595	$1,390

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 4 - Related Party Agreements

Annual Stock Dividend and Management Services Agreement with Fortress

In connection with the Company’s, Management Services Agreement (the “MSA”) with Fortress for the three months ended March 31, 2019 and 2018, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses on the condensed statement of operations.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. On March 29, 2019, the Company issued 108,069 shares of common stock to Fortress, which equaled 2.5% of the gross funded amount of the Horizon Notes. The Company recorded an expense of approximately $0.4 million in general and administrative expenses related to these shares during the three months ended March 31, 2019.

City of Hope

COH owns 1,000,000 shares of the Company’s Class A common stock and 293,588 shares of the Company’s common stock, representing approximately 4.5% of the Company’s outstanding capital stock, and has the right to appoint a director to the Company’s Board of Directors (the “Board”). As such, the Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

Payable and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payable and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following ($ in thousands):

	Estimated Useful Life (in years)	March 31, 2019	December 31, 2018
Computer equipment	3	$53	$53
Furniture and fixtures	5	125	111
Machinery & equipment	5	3,242	3,143
Leasehold improvements	9	3,877	3,790
Construction in process	N/A	487	393
Total property and equipment		7,784	7,490
Less: accumulated depreciation		(920)	(632)
Property and equipment, net		$6,864	$6,858

Mustang’s depreciation expense for the three months ended March 31, 2019 and 2018, was approximately $0.3 million and approximately $7,000, respectively, and was recorded in research and development expense in the Condensed Statements of Operations.

Note 6 - Commitments and Contingencies

None.

Note 7 - Notes Payable

On March 29, 2019, the Company entered into a $20.0 million Loan Agreement with Horizon, the proceeds of which will provide the Company with additional working capital to continue development of its gene and cell therapies. In accordance with the Loan Agreement, $15.0 million of the $20.0 million loan was funded on the Closing Date, with the remaining $5.0 million fundable upon the Company achieving certain predetermined milestones.

Each advance under the Horizon Loan Agreement will mature 42 months from the first day of the month following the funding of the advance. The first three advances will mature on October 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to 9.00% plus the amount by which the one-month LIBOR Rate, as reported in the Wall Street Journal, exceeds 2.50%. The Loan Agreement provides for interest-only payments commencing May 1, 2019 through and including October 1, 2020. The interest-only period may be extended to April 1, 2021 if the Company satisfies the Interest Only Extension Milestone (as defined in the Loan Agreement). Thereafter, commencing May 1, 2021, amortization payments will be payable monthly in eighteen installments of principal and interest. At its option, upon ten business days’ prior written notice to Horizon, the Company may prepay all or any portion greater than or equal to $500,000 of each of the outstanding advances by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest, subject to a prepayment charge of 4.0% of the then outstanding principal balance of each advance if such advance is prepaid on or before the Loan Amortization Date (as defined in the Loan Agreement), 3% if such advance is prepaid after the Loan Amortization Date applicable to such Loan, but on or prior to twelve months following the Loan Amortization Date, and 2% thereafter. In addition, a final payment equal to $250,000 for each advance (i.e., $750,000 in aggregate with respect to the initial $15.0 million) is due on the maturity date or other date of payment in full. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

Each advance of the loan is secured by a lien on substantially all of the assets of the Company, other than Intellectual Property and Excluded Collateral (in each case as defined in the Loan Agreement), and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include, among other things, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse change, (4) the Company making a false or misleading representation or warranty in any material respect, (5) the Company’s insolvency or bankruptcy, (6) certain attachments or judgments on the Company’s assets, (7) the occurrence of any material default under certain agreements or obligations of the Company involving indebtedness in excess of $250,000, or (8) failing to maintain certain minimum monthly cash balances which range from approximately $8 to $13 million over the term of the loan. If an event of default occurs, Horizon is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains warrant coverage of 5% of the total amount funded. Four warrants (the “Warrants”) were issued by the Company to Horizon to purchase a combined 288,184 shares of the Company’s common stock with an exercise price of $3.47 and a fair value of $0.9 million. The Warrant is exercisable for ten years from the date of issuance. Horizon may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares of the Company’s common stock will, upon request by Horizon, be registered and freely tradeable following a period of six months after issuance.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The Company paid Horizon an initial commitment fee of $200,000 and reimbursed Horizon for $30,000 of legal fees in connection with the Loan Agreement. The Company incurred approximately $1.2 million of legal and other direct costs incurred in connection with the Loan Agreement.

All fees, warrants and costs paid to Horizon and all direct costs incurred by the Company are recognized as a debt discount to the funded loans and are amortized to interest expense using the effective interest method over the term of the Loan Agreement.

	March 31, 2019	December 31, 2018	Interest Rate	Maturity
Horizon Notes	$15,000	$-	9.00%	October - 2022
Less: Discount on notes payable	2,275	-
Total notes payable	$12,725	$-

Note 8 - Leases

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

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026.  Most of the Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copiers, which expires in 2021.  Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options.  The Company does not act as a lessor or have any leases classified as financing leases. At March 31, 2019, the Company had operating lease liabilities of $2.0 million and right of use assets of $1.2 million, which were included in the condensed balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

For the Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$78,490
Variable lease cost	236,537
Total	$315,027

For the Three Months Ended March 31, 2019
Operating cash flows from operating leases	$59,982
Right of use assets exchanged for operating lease liabilities	$2,046,874
Weighted-average remaining lease term – operating leases	5.1
Weighted-average discount rate – operating leases	8.96%

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Maturities of our operating leases, excluding short-term leases, are as follows:

Nine months ended December 31, 2019	$(274,568)
Year ended December 31, 2020	460,838
Year ended December 31, 2021	467,141
Year ended December 31, 2022	475,506
Year ended December 31, 2023	489,028
Thereafter	1,458,068
Total	3,076,013
Less present value discount	(1,068,458)
Operating lease liabilities	$2,007,555

At December 31, 2018, the total future minimum lease payments under all leases were:

($ in thousands)
2019	$276
2020	460
2021	467
2022	476
2023	489
Beyond	1,458
Total minimum lease payments	$3,626

Note 9 - Stockholders’ Equity

Common Stock

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

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. On March 29, 2019, the Company issued 108,069 shares of common stock to Fortress, which equaled 2.5% of the gross funded amount of the Horizon note. The Company recorded an expense of approximately $0.4 million in general and administrative expenses related to these shares during the three months ended March 31, 2019.

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 2,049,689 shares at March 31, 2019.

The following table summarizes stock option activities for the three months ended March 31, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	1,241,675	$5.73	8.31
Options granted	-	-
Outstanding at March 31, 2019	1,241,675	5.73	8.06
Options vested and exercisable at March 31, 2019	271,615	$5.73	8.06

As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to options of $1.0 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.8 years.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Restricted Stock

The following table summarizes restricted stock award activities for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	502,636	$5.76
Granted	-	-
Nonvested at March 31, 2019	502,636	$5.76

As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock of $1.7 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units activities for the three months ended March 31, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	1,032,084	$7.77
Granted	-	-
Forfeited	(201,250)	8.03
Vested	(76,000)	10.81
Nonvested at March 31, 2019	754,834	$7.39

As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $3.0 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.1 years.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands).

	For the three months ended March 31,
	2019	2018
General and administrative	$336	$705
Research and development	96	1,290
Total stock-based compensation expense	$432	$1,995

Warrants

A summary of warrant activities for three months ended March 31, 2019 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	5,210,698	$8.32	3.10
Granted	288,184	3.47	10.00
Exercised	(57,867)	-	-
Outstanding as of March 31, 2019	5,441,015	$8.15	3.17

Upon the exercise of warrants, the Company will issue new shares of common stock.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 10 - Net Loss per Share

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

	For the three months ended March 31,
	2019	2018
Warrants	5,441,015	5,222,775
Options	1,241,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	502,636	180,000
Unvested restricted stock units	754,834	309,000
Total	8,190,160	7,203,450

Note 11 – Subsequent Events

Mustang At-the-Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), subsequent to the quarter ended March 31, 2019, the Company issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million. In connection with these sales, the Company paid aggregate fees of approximately $0.4 million.

These shares were sold pursuant to Mustang’s current shelf registration statement on Form S-3; approximately $20.9 million of the shelf remains available for sale as of the date of filing.

Mustang Public Offering of Common Stock

On April 30, 2019, Mustang announced the pricing of an underwritten public offering, whereby it sold 6,875,000 shares of its common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which was fully exercised) at a price of $4.00 per share for gross proceeds of approximately $31.6 million. Total net proceeds from this offering, including the option, were approximately $29.8 million, net of underwriting discounts but excluding offering expenses. The shares were sold under a shelf registration statement on Form S-3 (No. 333-226175), filed by Mustang with the Securities and Exchange Commission on July 13,2018, amended on July 20, 2018, and declared effective on July 27, 2018. The offering closed on May 2, 2019 and the option closed on May 8, 2019.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and by Fred Hutch for MB-106 are underway and a COH sponsored Phase 1 clinical trial for MB-104 opened in April 2019. Mustang plans to file an IND for the MB-102 program in the first half of 2019 and to initiate a Mustang sponsored Phase 1 clinical trial shortly thereafter for the treatment of patients with acute myelogenous leukemia, blastic plasmacytoid dendritic cell neoplasm, and high-risk myelodysplastic syndrome. We expect to file an IND for MB-104 in the second half of 2019 and to initiate a Mustang sponsored Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma. We also plan to file an IND and initiate a Mustang sponsored clinical trial for MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for C134 (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101 and MB-103 are underway, and a COH sponsored Phase 1 clinical trial for MB-105 is scheduled to commence during 2019. A Phase 1 clinical trial for MB-108 is scheduled to commence in the first half of 2019. We also plan to file INDs and initiate Mustang sponsored clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for the combination of MB-101 and MB-108 for the treatment of patients with GBM. Finally, we plan to file an IND and initiate a Mustang sponsored clinical trial for MB-105 for the treatment of patients with prostate and pancreatic cancer.

Additionally, we hold complementary patent licenses relating to the use, delivery and possible enhancement of our proprietary CAR T technologies. In particular, we licensed intellectual property from Harvard University pertaining to CRISPR/Cas9 gene editing of CAR T cells, and we hope to use this technology to enhance the activity of our CAR T cell therapies.

Recent Events

Horizon Notes

In April 2019, Mustang announced that it had entered into a $20 million debt financing agreement with Horizon Technology Finance Corporation (NASDAQ: HRZN) (“Horizon”), a leading specialty finance company that provides capital in the form of secured loans to venture-backed companies in the technology, life sciences, healthcare information and services and cleantech industries. $15 million of the $20 million loan funded upon closing, and the remaining $5 million may be funded upon the achievement by Mustang of certain predetermined milestones. Each advance of the loan will be repaid in 42 monthly payments consisting of 18 monthly payments of interest only, followed by 24 monthly payments of principal and accrued interest, payable monthly in arrears. The interest-only period may be extended to 24 months contingent upon Mustang achieving certain milestones. In connection with the debt financing, Mustang issued Horizon warrants to purchase up to 288,184 of its common shares at an exercise price of $3.47 per share.

At-the-Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), subsequent to the quarter ended March 31, 2019, the Company issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million. In connection with these sales, the Company paid aggregate fees of approximately $0.4 million.

Public Offering of Common Stock

On April 30, 2019, Mustang announced the pricing of an underwritten public offering, whereby it sold 6,875,000 shares of its common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which has been exercised in full) at a price of $4.00 per share for gross proceeds of approximately $31.6 million. Total net proceeds from this offering, including the option, were approximately $29.8 million, net of underwriting discounts but excluding other offering expenses. The offering closed on May 2, 2019 and the option closed on May 8, 2019.

XSCID Gene Therapy (MB-107)

In April 2019, St. Jude published Phase 1/2 clinical data in the New England Journal of Medicine that underscored the potential of MB-107 as a novel approach for newly diagnosed infants with XSCID. It is anticipated that the IND will be transferred from St. Jude to Mustang by the end of 2019, after which patients’ cells from all three participating clinical trial sites will be processed at Mustang’s Worcester, Massachusetts facility.

Oncolytic Virus C134 (MB-108)

In February 2019, we announced that we partnered and entered into an exclusive worldwide license agreement with Nationwide to develop their C134 oncolytic virus (MB-108) for the treatment of glioblastoma multiforme. We intend to combine MB-108 with MB-101 (IL13Rα2-specific CAR T) to potentially enhance efficacy in treating glioblastoma multiforme.

CS1 (MB-104)

On May 8, 2019, City of Hope announced that it had begun enrolling patients with relapsed or treatment-resistant multiple myeloma in an innovative CS1 CAR T cell therapy trial. The Phase1 clinical trial is the first autologous CAR T trial to target the CS1 protein, which is expressed in nearly all multiple myeloma patients. Mustang expects to file an IND for MB-104 in the second half of 2019 and to initiate a Mustang sponsored Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, we have an accumulated deficit of $88.7 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	For the three months ended March 31,		Change
	2019	2018	$	%
($ in thousands)
Operating expenses:
Research and development	$6,960	$4,292	$2,668	62%
Research and development – licenses acquired	450	75	375	500%
General and administrative	2,344	2,060	284	14%
Total operating expenses	9,754	6,427	3,327	52%
Loss from operations	(9,754)	(6,427)	(3,327)	52%

Other income (expense)
Interest income	152	146	6	4%
Interest expense	(11)	-	(11)	100%
Total other income	141	146	(5)	-3%
Net Loss	$(9,613)	$(6,281)	$(3,332)	53%

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

For the three months ended March 31, 2019 and 2018, research and development expenses were $7.0 million and $4.3 million, respectively. The increase of $2.7 million is due to $1.3 million for personnel costs, $1.0 for lab supplies, $0.2 million for our sponsored research and clinical trial agreements, $0.8 million in connection with our Mustang sponsored CD123 clinical trial, $0.5 million for consulting and outside services, partially offset by a $1.4 million decrease in stock-based compensation expense for equity awards to employees and consultants.

For the three months ended March 31, 2019 and 2018, research and development expenses for licenses acquired were approximately $0.5 million and $0.1 million, respectively. For the three months ended March 31, 2019, $0.2 million related to an upfront fee for our license with Nationwide and $0.3 million related to our CD123 license with COH. For the three months ended March 31, 2018, $0.1 million related to an upfront fee for our manufacturing license with COH.

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

For the three months ended March 31, 2019 and 2018, general and administrative expenses were $2.3 million and $2.1 million, respectively. The increase of $0.2 million is attributed to stock-based compensation expense.

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, the Company had an accumulated deficit of $88.7 million.

The Company has funded its operations to date primarily through the sale of equity and the Horizon Notes. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2019 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

	For the three months ended March 31,
	2019	2018
($ in thousands)
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(6,483)	$(5,565)
Investing activities	12,001	(11,751)
Financing activities	13,613	96
Net change in cash, cash equivalents and restricted cash	$19,131	$(17,220)

Operating Activities

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2019, compared to $5.6 million for the three months ended March 31, 2018.

Net cash used in operating activities for the three months ended March 31, 2019 was primarily due to approximately $9.6 million in net loss partially offset by $1.6 million in change in operating assets and liabilities, $0.4 million of non-cash stock compensation expenses and $0.5 million of research and development-licenses acquired.

Net cash used in operating activities for the three months ended March 31, 2018 was primarily due to approximately $6.3 million in net loss and $1.4 million in change in operating assets and liabilities, partially offset by $2.0 million of non-cash stock compensation expenses and $0.1 million of research and development-licenses acquired.

Investing Activities

Net cash provided by investing activities was $12.0 million for the three months ended March 31, 2019, representing our $12.5 million in maturities of certificates of deposits, offset by $0.2 million in purchases of research and development licenses and $0.3 million in purchases of fixed assets.

Net cash used in investing activities was $11.8 million for the three months ended March 31, 2018, representing our $25.0 million investment in certificates of deposits, $0.7 million in purchases of fixed assets, $0.1 million in acquisition costs of acquired licenses, offset by $14.0 million in maturities of certificates of deposits.

Financing Activities

Net cash provided by financing activities was $13.6 million during the three months ended March 31, 2019 due to net proceeds from the Horizon Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the three months ended March 31, 2019, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

With respect to the quarter ended March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently reliant on the City of Hope National Medical Center, the Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, and the University of Alabama at Birmingham (“UAB”) for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $88.7 million as of March 31, 2019. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of March 31, 2019, we had $41.1 million in cash and short-term investments (certificates of deposit) and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Raising funds through lending arrangements may restrict our operations or produce other adverse results.

Our current Loan Agreement with Horizon, which we entered into in March 2019, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets, to Horizon. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of Horizon’s lien on our assets, as determined by Horizon, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of Horizon, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (i) acquire promising intellectual property or other assets on desired timelines or terms; (ii) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (iii) stimulate further corporate growth or development through the assumption of additional debt; or (iv) enter into other arrangements that necessitate the imposition of a lien on corporate assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Senior Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Senior Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 9, 2019	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Senior Vice President of Finance & Corporate Controller
(Principal Financial Officer)

