Form 10-Q
period 2019-06-30
MUSTANG BIO, INC.
filed 2019-08-09
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of August 8, 2019
Class A Common Stock, $0.0001 par value	862,392
Common Stock, $0.0001 par value	39,587,963

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$82,634	$16,469
Short-term investments (certificates of deposit)	-	17,604
Other receivables - related party	128	-
Prepaid expenses and other current assets	660	1,052
Total current assets	83,422	35,125

Property, plant and equipment, net	6,513	6,465
Fixed assets - construction in process	699	393
Restricted cash	500	500
Other assets	250	271
Operating lease right-of-use asset, net	1,241	-
Total Assets	$92,625	$42,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,452	$5,381
Payables and accrued expenses - related party	759	236
Operating lease liabilities - short-term	157	-
Total current liabilities	6,368	5,617

Deferred rent payable	-	741
Notes payable	12,951	-
Operating lease liabilities - long-term	1,862	-
Total Liabilities	21,181	6,358

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2019, and December 31, 2018	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 862,392 and 1,000,000 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	-	-
Common shares, 39,454,316 and 26,610,183 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	4	3
Common stock issuable, 0 and 709,314 shares as of June 30, 2019, and December 31, 2018, respectively	-	2,085
Additional paid-in capital	170,522	113,378
Accumulated deficit	(99,082)	(79,070)
Total Stockholders’ Equity	71,444	36,396
Total Liabilities and Stockholders’ Equity	$92,625	$42,754

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenue - related party	$-	$-	$-	$50

Operating expenses:
Research and development	6,823	3,557	13,783	7,849
Research and development - licenses acquired	200	-	650	75
General and administrative	3,189	1,683	5,533	3,793
Total operating expenses	10,212	5,240	19,966	11,717
Loss from operations	(10,212)	(5,240)	(19,966)	(11,667)

Other income (expense)
Interest income	387	147	539	293
Interest expense	(574)	-	(585)	-
Total other income (expense)	(187)	147	(46)	293
Net Loss	$(10,399)	$(5,093)	$(20,012)	$(11,374)

Net loss per common share outstanding, basic and diluted	$(0.29)	$(0.19)	$(0.62)	$(0.43)

Weighted average number of common shares outstanding, basic and diluted	36,306,710	27,087,918	32,149,352	26,731,616

 The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity

($ in thousands, except for share amounts)

(Unaudited)

For the Three Months Ended June 30, 2019
	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2019	250,000	$-	1,000,000	$-	27,561,433	$3	$-	$117,158	$(88,683)	$28,478
Conversion of Class A common shares to common shares	-	-	(137,608)	-	137,608	-	-	-	-	-
Issuance of common shares, net of offering costs - At-the-Market Offering	-	-	-	-	3,506,222	-	-	21,972	-	21,972
Issuance of common shares - Equity fee on At-the-Market Offering	-	-	-	-	87,656	-	-	495	-	495
Issuance of common shares, net of offering costs - Public Offering	-	-	-	-	7,906,250	1	-	29,484	-	29,485
Issuance of common shares - Equity fee on Public Offering	-	-	-	-	197,656	-	-	791	-	791
Stock-based compensation expenses	-	-	-	-	50,000	-	-	622	-	622
Exercise of warrants	-	-	-	-	7,491	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(10,399)	(10,399)
Balances at June 30, 2019	250,000	$-	862,392	$-	39,454,316	$4	$-	$170,522	$(99,082)	$71,444

For the Six Months Ended June 30, 2019
	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	250,000	$-	1,000,000	$-	26,610,183	$3	$2,085	$113,378	$(79,070)	$36,396
Issuance of common shares - Founders Agreement	-	-	-	-	709,314	-	(2,085)	2,085	-	-
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	-	-	-	-	108,069	-	-	375	-	375
Issuance of warrants - Horizon Notes	-	-	-	-	-	-	-	888	-	888
Conversion of Class A common shares to common shares	-	-	(137,608)	-	137,608	-	-	-	-	-
Issuance of common shares, net of offering costs - At-the-Market Offering	-	-	-	-	3,506,222	-	-	21,972	-	21,972
Issuance of common shares - Equity fee on At-the-Market Offering	-	-	-	-	87,656	-	-	495	-	495
Issuance of common shares, net of offering costs - Public Offering	-	-	-	-	7,906,250	1	-	29,484	-	29,485
Issuance of common shares - Equity fee on Public Offering	-	-	-	-	197,656	-	-	791	-	791
Stock-based compensation expenses	-	-	-	-	126,000	-	-	1,054	-	1,054
Exercise of warrants	-	-	-	-	65,358	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(20,012)	(20,012)
Balances at June 30, 2019	250,000	$-	862,392	$-	39,454,316	$4	$-	$170,522	$(99,082)	$71,444

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity

($ in thousands, except for share amounts)

(Unaudited)

For the Three Months Ended June 30, 2018

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2018	250,000	$-	1,000,000	$-	26,101,554	$3	$-	$110,328	$(54,689)	$55,642
Stock-based compensation expenses	-	-	-	-	150,000	-	-	971	-	971
Exercise of warrants	-	-	-	-	11,800	-	-	85	-	85
Net loss	-	-	-	-	-	-	-	-	(5,093)	(5,093)
Balances at June 30, 2018	250,000	$-	1,000,000	$-	26,263,354	$3	$-	$111,384	$(59,782)	$51,605

For the Six Months Ended June 30, 2018

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	250,000	$-	1,000,000	$-	25,236,255	$3	$9,558	$98,679	$(48,408)	$59,832
Issuance of common shares - Founders Agreement	-	-	-	-	834,756	-	(9,558)	9,558	-	-
Stock-based compensation expenses	-	-	-	-	150,000	-	-	2,966	-	2,966
Exercise of warrants	-	-	-	-	42,343	-	-	181	-	181
Net loss	-	-	-	-	-	-	-	-	(11,374)	(11,374)
Balances at June 30, 2018	250,000	$-	1,000,000	$-	26,263,354	$3	$-	$111,384	$(59,782)	$51,605

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(20,012)	$(11,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	232	-
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	495	-
Issuance of common shares - Equity fee on Public Offering to Fortress Biotech	791	-
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	375	-
Research and development - licenses acquired	650	75
Stock-based compensation expenses	1,054	2,966
Depreciation expense	588	122
Amortization of operating lease right-of-use assets	65	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	413	(957)
Interest receivables	-	(303)
Other receivables - related party	(128)	-
Accounts payable and accrued expenses	(279)	155
Payables and accrued expenses - related party	523	50
Deferred rent	-	345
Lease liabilities	(28)	-
Net cash used in operating activities	(15,261)	(8,921)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	-	(35,000)
Maturity of certificate of deposit	17,604	26,002
Purchase of research and development licenses	(450)	(75)
Purchase of fixed assets	(955)	(5,418)
Net cash provided by (used in) investing activities	16,199	(14,491)

Cash Flows from Financing Activities:
Proceeds from Horizon Notes	15,000	-
Debt issuance costs	(1,230)	-
Proceeds from exercise of warrants	-	181
Proceeds from issuance of common shares - At-the-Market Offering	22,515	-
Offering costs for the issuance of common shares - At-the-Market Offering	(543)	-
Proceeds from issuance of common shares - Public Offering	31,625	-
Offering costs for the issuance of common shares - Public Offering	(2,140)	-
Net cash provided by financing activities	65,227	181

Net change in cash, cash equivalents and restricted cash	66,165	(23,231)
Cash, cash equivalents and restricted cash, beginning of the period	16,969	35,475
Cash, cash equivalents and restricted cash, end of the period	$83,134	$12,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$341	$-

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$183	$818
Unpaid debt issuance costs	$163	-
Issuance of common shares - Founders Agreement	$2,085	$9,558
Research and development licenses included in accounts payable and accrued expenses	$200	$-
Issuance of warrants - Horizon Notes	$888	$-

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

The Company’s common stock is listed on the NASDAQ Global Market and trades under the symbol “MBIO”.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, the Company had an accumulated deficit of $99.1 million.

During the three and six months ended June 30, 2019, the Company issued approximately 3.5 million shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $22.5 million at an average selling price of $6.42 per share, resulting in net proceeds of approximately $22.0 million after deducting commissions and other transactions costs. Also during the three and six months ended June 30, 2019, the Company issued approximately 7.9 million shares of common stock through an underwritten public offering for aggregate total gross proceeds of approximately $31.6 million at a price of $4.00 per share, resulting in net proceeds of approximately $29.5 million after deducting commissions and other transactions costs.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the “Horizon Notes”. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2019 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

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

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use.

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases.  Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate.  Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.  Variable lease expenses are recorded when incurred. In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates.

For stock-based compensation awards to non-employees, prior to the adoption of ASU 2018-07 on January 1, 2019, the Company remeasured the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards were recognized as compensation expense in the period of change. Subsequent to the adoption of ASU 2018-07, the Company recognizes non-employee compensation costs over the requisite service period based on a measurement of fair value for each stock award.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model or 409A valuations, as applicable. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets are measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020 and may be adopted earlier. The Company is currently evaluating the impact, if any, that ASU 2016-13 will have on its condensed consolidated financial statements and related disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed financial statements.

Recently Adopted Accounting Standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company included the required presentation of changes in stockholders’ equity in this Form 10-Q.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU No. 2018-07 as of January 1, 2019. The adoption of this update did not have a material impact on the Company’s condensed financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this ASU on January 1, 2019, did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods), using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carry forward accounting conclusions under previous U.S. GAAP.   In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented.  The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $1.2 million, lease liability of approximately $2.0 million and eliminated deferred rent of approximately $0.7 million.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three and six months ended June 30, 2019 and 2018, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2019	2018	2019	2018
City of Hope
CD123	$-	$-	$250	$-
CS1	200	-	200	-
Manufacturing	-	-	-	75
Nationwide Children's Hospital - C134	-	-	200	-
Total	$200	$-	$650	$75

License Agreements

City of Hope

CS1 License (MB-104)

In May 2017, the Company entered into an exclusive license agreement with the City of Hope National Medical Center (“COH”) for the use of CS1-specific chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology. Pursuant to this agreement, the Company paid an upfront fee of $0.6 million and pays an annual maintenance fee of $50,000. Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

In May 2019 the Company expensed a non-refundable milestone payment of $0.2 million upon the first patient dosed in a Phase 1 clinical study of CS1.

CD123 License (MB-102)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with the COH to acquire intellectual property rights pertaining to CD123-specific CAR T technology. Pursuant to this agreement, the Company and COH acknowledged that an upfront fee was previously paid. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling $14.5 million upon the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products.

In the first quarter of 2019, the Company expensed a non-refundable milestone payment of $0.3 million upon the twelfth patient dosed in a Phase 1 clinical study of CD123.

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

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and six months ended June 30, 2019 and 2018, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
($ in thousands)
City of Hope	$500	$500	$1,000	$1,000
City of Hope - CD123	456	114	759	264
City of Hope - IL13Rα2	225	143	567	503
City of Hope - Manufacturing	115	115	229	229
Fred Hutch - CD20	374	418	641	684
BIDMC - CRISPR	-	-	69	-
Total	$1,670	$1,290	$3,265	$2,680

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s, Management Services Agreement (the “MSA”) with Fortress for the three and six months ended June 30, 2019 and 2018, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses on the condensed statement of operations.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. In March 2019, the Company issued 108,069 shares of common stock to Fortress, which equaled 2.5% of the gross funded amount of the Horizon Notes. The Company recorded an expense of approximately $0.4 million in general and administrative expenses related to these shares during the six months ended June 30, 2019.

In April 2019, the Company issued 87,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $22.5 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.5 million in general and administrative expenses related to these shares during the six months ended June 30, 2019.

In May 2019, the Company issued 197,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $31.6 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.8 million in general and administrative expenses related to these shares during the six months ended June 30, 2019.

City of Hope

In April 2019, COH converted 137,608 shares of the Company’s Class A common stock to 137,608 shares of the Company’s common stock. COH owns 862,392 shares of the Company’s Class A common stock and 431,196 shares of the Company’s common stock, representing approximately 3.2% of the Company’s outstanding capital stock, and has the right to appoint a director to the Company’s Board of Directors (the “Board”). As such, the Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

Payable and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payable and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following ($ in thousands):

	Estimated Useful Life (in years)	June 30, 2019	December 31, 2018
Computer equipment	3	$53	$53
Furniture and fixtures	5	137	111
Machinery and equipment	5	3,666	3,143
Leasehold improvements	9	3,877	3,790
Construction in process	N/A	699	393
Total property and equipment		8,432	7,490
Less: accumulated depreciation		(1,220)	(632)
Property and equipment, net		$7,212	$6,858

Mustang’s depreciation expense for the three months ended June 30, 2019 and 2018, was approximately $0.3 million and $0.1 million, respectively, and was recorded in research and development expense in the Condensed Statements of Operations. Mustang’s depreciation expense for the six months ended June 30, 2019 and 2018, was approximately $0.6 million and $0.1 million, respectively, and was recorded in research and development expense in the Condensed Statements of Operations.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 6 - Commitments and Contingencies

None.

Note 7 - Notes Payable

On March 29, 2019 (the “Closing Date”), the Company entered into a $20.0 million Loan Agreement with Horizon, the proceeds of which will provide the Company with additional working capital to continue development of its gene and cell therapies. In accordance with the Loan Agreement, $15.0 million of the $20.0 million loan was funded on the Closing Date, with the remaining $5.0 million fundable upon the Company achieving certain predetermined milestones.

Each advance under the Horizon Loan Agreement will mature 42 months from the first day of the month following the funding of the advance. The first three advances will mature on October 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to 9.00% plus the amount by which the one-month LIBOR Rate, as reported in the Wall Street Journal, exceeds 2.50%. The Loan Agreement provides for interest-only payments commencing May 1, 2019, through and including October 1, 2020. The interest-only period may be extended to April 1, 2021, if the Company satisfies the Interest Only Extension Milestone (as defined in the Loan Agreement). Thereafter, commencing May 1, 2021, amortization payments will be payable monthly in eighteen installments of principal and interest. At its option, upon ten business days’ prior written notice to Horizon, the Company may prepay all or any portion greater than or equal to $500,000 of each of the outstanding advances by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest, subject to a prepayment charge of 4.0% of the then outstanding principal balance of each advance if such advance is prepaid on or before the Loan Amortization Date (as defined in the Loan Agreement), 3% if such advance is prepaid after the Loan Amortization Date applicable to such Loan, but on or prior to twelve months following the Loan Amortization Date, and 2% thereafter. In addition, a final payment equal to $250,000 for each advance (i.e., $750,000 in aggregate with respect to the initial $15.0 million) is due on the maturity date or other date of payment in full. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

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

The Company paid Horizon an initial commitment fee of $0.2 million and reimbursed Horizon for $30,000 of legal fees in connection with the Loan Agreement. The Company incurred approximately $1.2 million of legal and other direct costs in connection with the Loan Agreement.

All fees, warrants and costs paid to Horizon and all direct costs incurred by the Company are recognized as a debt discount to the funded loans and are amortized to interest expense using the effective interest method over the term of the Loan Agreement.

Amortization of the debt discount associated with the funded loans was approximately $0.2 million during the three and six months ended June 30, 2019, and was included in interest expense in the Condensed Statements of Operations.

($ in thousands)	June 30, 2019	December 31, 2018	Interest Rate	Maturity
Horizon Notes (1)	$15,750	$-	9.00%	October - 2022
Less: Discount on notes payable	2,799	-
Total notes payable	$12,951	$-

 (1) Balance includes $0.75 million final payment fee

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

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

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026. Most of the Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copiers, which expires in 2021. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At June 30, 2019, the Company had operating lease liabilities of $2.0 million and right of use assets of $1.2 million, which were included in the condensed balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

($ in thousands)	For the Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$157
Variable lease cost	363
Total	$520

($ in thousands)	For the Six Months Ended June 30, 2019
Operating cash flows from operating leases	$120
Right of use assets exchanged for operating lease liabilities	$2,047
Weighted-average remaining lease term - operating leases	5.0
Weighted-average discount rate - operating leases	8.96%

 Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Six months ended December 31, 2019	$(338)
Year ended December 31, 2020	461
Year ended December 31, 2021	467
Year ended December 31, 2022	476
Year ended December 31, 2023	489
Thereafter	1,458
Total	3,013
Less present value discount	(994)
Operating lease liabilities	$2,019

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

At December 31, 2018, the total future minimum lease payments under all leases were:

($ in thousands)
2019	$276
2020	460
2021	467
2022	476
2023	489
Beyond	1,458
Total minimum lease payments	$3,626

Note 9 - Stockholders’ Equity

Common Stock

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. On March 29, 2019, the Company issued 108,069 shares of common stock to Fortress, which equaled 2.5% of the gross funded amount of the Horizon note. The Company recorded an expense of approximately $0.4 million in general and administrative expenses related to these shares during the six months ended June 30, 2019.

In April 2019, the Company issued 87,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $22.5 million from the sale of shares of common stock under Mustang’s At-the-Market offering. The Company recorded an expense of approximately $0.5 million in general and administrative expenses related to these shares during the six months ended June 30, 2019.

In May 2019, the Company issued 197,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $31.6 million from the sale of shares of common stock under Mustang’s underwritten public offering. The Company recorded an expense of approximately $0.8 million in general and administrative expenses related to these shares during the six months ended June 30, 2019.

In April 2019, COH converted 137,608 shares of the Company’s Class A common stock to 137,608 shares of the Company’s common stock.

Mustang At-the-Market Offering

On July 13, 2018, Mustang filed a shelf registration statement No. 333-226175 on Form S-3, as amended on July 20, 2018 (the "Mustang S-3"), which was declared effective in August 2018. Under the Mustang S-3, Mustang may sell up to a total of $75.0 million of its securities. In connection with the Mustang S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the "Mustang ATM") with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the three and six months ended June 30, 2019, the Company issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million for net proceeds of approximately $22.0 million. No sales were made under the Mustang ATM in 2018.

Mustang Public Offering of Common Stock

On April 30, 2019, we announced the pricing of an underwritten public offering, whereby we sold 6,875,000 shares of common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which was fully exercised) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, the Company paid aggregate fees of approximately $2.1 million  for net proceeds of approximately $29.5 million. The shares were sold under the Mustang S-3, filed with the Securities and Exchange Commission. The offering closed on May 2, 2019, and the over-allotment closing was on May 8, 2019.

As of June 30, 2019, approximately $20.9 million of the Mustang S-3 remains available for sales of securities.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 1,987,439 shares at June 30, 2019.

The following table summarizes stock option activities for the six months ended June 30, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	1,241,675	$5.73	8.31
Options granted	-	-	-
Outstanding at June 30, 2019	1,241,675	5.73	7.81
Options vested and exercisable at June 30, 2019	310,417	$5.73	7.81

As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to options of $0.8 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.6 years. This amount does not include, as of June 30, 2019, 310,419 stock options outstanding which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock

The following table summarizes restricted stock award activities for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	502,636	$5.76
Granted	50,000	3.80
Nonvested at June 30, 2019	552,636	$5.58

As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock of $1.6 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.2 years. This amount does not include, as of June 30, 2019, 68,160 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units activities for the six months ended June 30, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	1,032,084	$7.77
Granted	309,000	2.99
Forfeited	(296,750)	7.98
Vested	(76,000)	10.81
Nonvested at June 30, 2019	968,334	$5.94

As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2.9 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
General and administrative	$333	$393	$669	$936
Research and development	289	578	385	2,030
Total stock-based compensation expense	$622	$971	$1,054	$2,966

Warrants

A summary of warrant activities for six months ended June 30, 2019 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	5,210,698	$8.32	3.10
Granted	288,184	3.47	9.75
Exercised	(65,358)	-	-
Outstanding as of June 30, 2019	5,433,524	$8.16	2.92

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

	For the six months ended June 30,
	2019	2018
Warrants	5,433,524	5,210,975
Options	1,241,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	552,636	230,000
Unvested restricted stock units	968,334	613,000
Total	8,446,169	7,545,650

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

Gene Therapy

In partnership with St. Jude, our gene therapy program (MB-107) is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials sponsored by St. Jude and the National Institutes of Health (“NIH”). Results in these two trials have been promising, and we plan to transfer St. Jude’s Investigational New Drug Application (“IND”) to Mustang in the second half of 2019 following completion of the technology transfer.

CAR T Therapies

Our pipeline of CAR T therapies is being developed under exclusive licenses from several world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our partners and transfer the underlying technology to our cell processing facility located in Worcester, Massachusetts, to conduct our own clinical trials.

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and by Fred Hutch for MB-106 are underway, and a COH sponsored Phase 1 clinical trial for MB-104 opened in April 2019. The U.S. Food and Drug Administration (“FDA”) recently approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial will begin later in 2019.  We expect to file an IND for MB-104 in the second half of 2019 and to initiate our own Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma. We also plan to file an IND and initiate our own clinical trial for MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134  oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101 and MB-103 are underway, and a COH sponsored Phase 1 clinical trial for MB-105 opened for accrual of patients with prostate cancer in the second quarter of 2019. A Phase 1 clinical trial sponsored by  the University of Alabama at Birmingham for MB-108 is scheduled to commence in the second half of 2019. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain, for MB-105 for the treatment of patients with prostate and pancreatic cancer and for the combination of MB-101 and MB-108 for the treatment of patients with GBM.

Additionally, we hold complementary patent licenses relating to the use, delivery and possible enhancement of our proprietary CAR T technologies. In particular, we licensed intellectual property from Harvard University pertaining to CRISPR/Cas9 gene editing of CAR T cells, and we hope to use this technology to enhance the activity of our CAR T cell therapies.

Recent Events

CD123 (MB-102)

On August 5, 2019, we announced that the FDA has approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102 (CD123 CAR T) in acute myeloid leukemia (“AML”), blastic plasmacytoid dendritic cell neoplasm (“BPDCN”) and high-risk myelodysplastic syndrome (“MDS”). We will initiate our MB-102 clinical trial later in 2019 and process patient cells in our manufacturing facility, which opened in June 2018.

In July 2019, we announced that the FDA has granted Orphan Drug Designation to MB-102 (CD123 CAR T) for the treatment of AML. The FDA also previously granted Orphan Drug Designation to MB-102 for the treatment of BPDCN. The FDA grants Orphan Drug Designation to drugs and biologics that are intended for the safe and effective treatment, diagnosis or prevention of rare diseases or disorders that affect fewer than 200,000 people in the U.S. Orphan Drug Designation provides certain incentives, such as tax credits toward the cost of clinical trials and prescription drug user fee waivers. If a product holding Orphan Drug Designation receives the first FDA approval for the disease in which it has such designation, the product is entitled to seven years of market exclusivity, which is independent from intellectual property protection.

HER2 (MB-103)

In July 2019, the California Institute for Regenerative Medicine announced that it has awarded a $9.3 million grant to Dr. Saul Priceman at COH to conduct a Phase 1 clinical trial evaluating the safety and effectiveness of intraventricular delivery of HER2-directed CAR T cells to the brains of patients with HER2-positive breast cancer with brain metastases. City of Hope has exclusively licensed MB-103 to us.

Horizon Notes

In April 2019, we announced that we entered into a $20 million debt financing agreement with Horizon Technology Finance Corporation (NASDAQ: HRZN) (“Horizon”), a leading specialty finance company that provides capital in the form of secured loans to venture-backed companies in the technology, life sciences, healthcare information and services and cleantech industries. $15 million of the $20 million loan funded upon closing, and the remaining $5 million may be funded upon the achievement by us of certain predetermined milestones. Each advance of the loan will be repaid in 42 monthly payments consisting of 18 monthly payments of interest only, followed by 24 monthly payments of principal and accrued interest, payable monthly in arrears. The interest-only period may be extended to 24 months contingent upon our achieving certain milestones. In connection with the debt financing, we issued Horizon warrants to purchase up to 288,184 of our common shares at an exercise price of $3.47 per share.

At-the-Market Offering

On July 13, 2018, we filed a shelf registration statement No. 333-226175 on Form S-3, as amended on July 20, 2018 (the "Mustang S-3"), which was declared effective in August 2018. Under the Mustang S-3, we may sell up to a total of $75.0 million of its securities. In connection with our S-3, we entered into an At-the-Market Issuance Sales Agreement (the "Mustang ATM") with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the Mustang ATM, Mustang pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the three and six months ended June 30, 2019, we issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million. In connection with these sales, we paid aggregate fees of approximately $0.5 million for net proceeds. No sales were made under the Mustang ATM in 2018.

Public Offering of Common Stock

On April 30, 2019, we announced the pricing of an underwritten public offering, whereby we sold 6,875,000 shares of common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which has been exercised in full) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses of approximately $2.1 million. The shares were sold under the Mustang S-3, filed with the Securities and Exchange Commission. The offering closed on May 2, 2019, and the over-allotment option closed on May 8, 2019.

As of June 30, 2019, approximately $20.9 million of the Mustang S-3 remains available for sales of securities.

XSCID Gene Therapy (MB-107)

In April 2019, St. Jude published Phase 1/2 clinical data in the New England Journal of Medicine that underscored the potential of MB-107 as a novel approach for newly diagnosed infants with XSCID. It is anticipated that the IND will be transferred from St. Jude to Mustang by the end of 2019, after which patients’ cells from all three participating clinical trial sites will be processed at our Worcester, Massachusetts facility.

Oncolytic Virus C134 (MB-108)

In May 2019, Mustang and Nationwide announced that the FDA has granted Orphan Drug Designation to MB-108 (oncolytic virus C134) for the treatment of malignant glioma, a type of brain cancer with a median survival of less than 18 months. Nationwide Children’s has exclusively licensed oncolytic virus C134 to us.

CS1 (MB-104)

On May 8, 2019, COH announced that it had begun enrolling patients with relapsed or treatment-resistant multiple myeloma in an innovative CS1 CAR T cell therapy trial. We expect to file an IND for MB-104 in the second half of 2019 and to initiate our own Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, we have an accumulated deficit of $99.1 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	For the three months ended June 30,		Change
	2019	2018	$	%
($ in thousands)
Operating expenses:
Research and development	$6,823	$3,557	$3,266	92%
Research and development - licenses acquired	200	-	200	100%
General and administrative	3,189	1,683	1,506	89%
Total operating expenses	10,212	5,240	4,972	95%
Loss from operations	(10,212)	(5,240)	(4.972)	95%

Other income (expense)
Interest income	387	147	240	163%
Interest expense	(574)	-	(574)	100%
Total other income (expense)	(187)	147	(334)	-227%
Net Loss	$(10,399)	$(5,093)	$(5,306)	104%

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

For the three months ended June 30, 2019 and 2018, research and development expenses were $6.8 million and $3.6 million, respectively. The increase of $3.3 million is primarily due to $1.0 million for personnel costs due to the hiring of research and development employees, $1.1 million for laboratory supplies, $0.4 million for our sponsored research and clinical trial agreements, $0.3 million in connection with our CD123 clinical trial and $0.3 million for consulting and outside services, partially offset by a $0.3 million decrease in stock-based compensation expense for equity awards to employees and consultants.

For the three months ended June 30, 2019 and 2018, research and development expenses for licenses acquired were approximately $0.2 million and $0, respectively. For the three months ended June 30, 2019, we expensed $0.2 million related to achievement of a development milestone for our CS1 license with COH.

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

For the three months ended June 30, 2019 and 2018, general and administrative expenses were $3.2 million and $1.7 million, respectively. The increase of $1.5 million is attributed primarily to the 2.5% common stock equity fee paid to Fortress Biotech.

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

Other Income or Expense

For the three months ended June 30, 2019 and 2018, other income or expense was a $0.2 million loss and a $0.1 million gain, respectively. The decrease of $0.3 million is attributed to higher interest expense related to the Horizon Notes of approximately $0.6 million, offset by higher interest income of $0.2 million.

Comparison of the Six Months Ended June 30, 2019 and 2018

	For the six months ended June 30,		Change
($ in thousands)	2019	2018	$	%
Revenue - related party	$-	$50	$(50)	-100%

Operating expenses:
Research and development	13,783	7,849	5,934	76%
Research and development - licenses acquired	650	75	575	767%
General and administrative	5,533	3,793	1,740	46%
Total operating expenses	19,966	11,717	8,249	70%
Loss from operations	(19,966)	(11,667)	(8,299)	71%

Other income
Interest income	539	293	246	84%
Interest expense	(585)	-	(585)	100%
Total other income (expense)	(46)	293	(339)	-116%
Net Loss	$(20,012)	$(11,374)	$(8,638)	76%

Research and Development Expenses

For the six months ended June 30, 2019 and 2018, research and development expenses were $13.8 million and $7.8 million, respectively. The increase of $5.9 million is primarily attributable to $2.3 million for personnel related costs due to the hiring of research and development employees, $2.2 million for laboratory supplies, $1.1 million in connection with our Mustang sponsored CD123 clinical trial, $0.6 million for our sponsored research and clinical trial agreements, $0.7 million for consulting and outside services and $0.5 million related to depreciation, offset by lower stock-based compensation expense of $1.6 million.

For the six months ended June 30, 2019 and 2018, research and development expenses - licenses acquired were approximately $0.7 million and $0.1 million, respectively. For the six months ended June 30, 2019, we expensed $0.2 million related to an upfront fee for our license with Nationwide, $0.3 million related to our CD123 license with COH and $0.2 million related to our CS1 license with COH. For the six months ended June 30, 2018, we expensed $0.1 million related to an upfront fee for our manufacturing license with COH.

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

For the six months ended June 30, 2019 and 2018, general and administrative expenses were comparable at $5.5 million and $3.8 million, respectively. The increase of $1.7 million is attributed primarily to the 2.5% common stock equity fee paid to Fortress Biotech.

Other Income or Expense

For the six months ended June 30, 2019 and 2018, other income or expense was approximately $0 million and a $0.3 million gain, respectively. The decrease of $0.3 million is attributed to higher interest expense related to the Horizon Notes of approximately $0.6 million, offset by higher interest income of $0.2 million.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, the Company had an accumulated deficit of $99.1 million.

The Company has funded its operations to date primarily through the sale of equity and the Horizon Notes. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its available cash and cash equivalents balances at June 30, 2019 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.

Cash Flows for the Six Months Ended June 30, 2019 and 2018

	For the six months ended June 30,
	2019	2018
($ in thousands)
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(15,261)	$(8,921)
Investing activities	16,199	(14,491)
Financing activities	65,227	181
Net change in cash, cash equivalents and restricted cash	$66,165	$(23,231)

Operating Activities

Net cash used in operating activities was $15.3 million for the six months ended June 30, 2019, compared to $8.9 million for the six months ended June 30, 2018.

Net cash used in operating activities for the six months ended June 30, 2019, was primarily due to approximately $20.0 million in net loss partially offset by $0.5 million in change in operating assets and liabilities, $0.2 million of accretion of debt discount, $1.7 million of equity fee on issuance of common shares to Fortress Biotech, $1.1 million of non-cash stock compensation expenses, $0.6 million of depreciation and $0.7 million of research and development-licenses acquired.

Net cash used in operating activities for the six months ended June 30, 2018 was primarily due to approximately $11.4 million in net loss and $0.7 million in change in operating assets and liabilities, partially offset by $3.0 million of non-cash stock compensation expenses, $0.1 million of depreciation and $0.1 million of research and development-licenses acquired, expensed.

Investing Activities

Net cash provided by investing activities was $16.2 million for the six months ended June 30, 2019, representing our $17.6 million in maturities of certificates of deposits, offset by $0.5 million in purchases of research and development licenses and $1.0 million in purchases of fixed assets.

Net cash used in investing activities was $14.5 million for the six months ended June 30, 2018, representing our purchase of $35.0 million investment in certificates of deposits held to maturity, $5.4 million in purchases of fixed assets and construction in process, and $0.1 million in acquisition costs of acquired licenses, offset by $26.0 million in maturities of certificates of deposits.

Financing Activities

Net cash provided by financing activities was $65.2 million during the six months ended June 30, 2019, due to net proceeds of $13.8 million from the Horizon Notes; gross proceeds of $22.5 million, net of offering costs of $0.5 million, from the Mustang ATM; and gross proceeds of $31.6 million, net of offering costs of $2.1 million, from our May 2019 underwritten public offering.

Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2018, due to net proceeds from the exercise of warrants.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the six months ended June 30, 2019, there were no material changes to our interest rate risk disclosures, market risk disclosures or foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

With respect to the quarter ended June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, 2018, Texas federal district court judge Reed O’Connor issued a ruling declaring that the ACA in it is entirety is unconstitutional. While this decision has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome through the appeals process may have a significant impact on our business.

The Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applied to biosimilars beginning in 2019.

The 116th Congress has explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), have marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent “loopholes”, and efforts to cap the increase in drug prices. The House Energy and Commerce Committee approved drug-related legislation intended to increase transparency of drug prices and also curb anti-competitive behavior in the pharmaceutical supply chain. In addition, the House Ways & Means Committee approved legislation intended to improve drug price transparency, including for drug manufacturers to justify certain price increases. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

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

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements. The proposal related to protected classes has been withdrawn and the disclosure requirements have been rejected by the courts. In addition, a proposed rule that would have passed drug rebates to consumers at the point of sale also has been withdrawn. However, it appears the Trump Administration will continue to explore its authority to make regulatory changes to the pharmaceutical industry. For example, the Trump Administration released an Advance Notice of Proposed Rulemaking related to an international price index model. It is unclear what eventually will be proposed, but the President has alluded to the concept of “most favored nation” pricing with regards to U.S. drug purchasing. In addition, HHS, in conjunction with the FDA, announced that it will be exploring a reimportation pathway in certain instances and for certain drugs.

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

While we have opened our own cell processing facility in Worcester, Massachusetts in order to supply product candidates for all clinical trials that will be conducted under IND applications to be filed by us, currently we rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, in particular the lentiviral vectors used to transduce patients’ cells for our XSCID program (MB-107) and for all six of our CAR T programs. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our drugs, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention (or that another derived an invention from us or one of our licensors) would be unsuccessful, resulting in a material adverse effect on our US patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $99.1 million as of June 30, 2019. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of June 30, 2019, we had $83.1 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our Annual Report on Form 10-K;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

We may, from time to time, carry net operating loss carryforwards (“NOLs”) as deferred tax assets on our balance sheet.  Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which changes are outside our control. As a result, our ability to use our pre-change NOLs and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

The dual roles of our directors who also serve in similar roles with Fortress could create a conflict of interest and will require careful monitoring by our independent directors.

We share some directors with Fortress. This could create conflicts of interest between the two companies in the future.  While we believe that the Founders Agreement and the Management Services Agreement were negotiated by independent parties on both sides on arm’s length terms, and the fiduciary duties of both parties were thereby satisfied, in the future situations may arise under the operation of both agreements that may create a conflict of interest.  We will have to be diligent to ensure that any such situation is resolved by independent parties.  In particular, under the Management Services Agreement, Fortress and its affiliates are free to pursue opportunities which could potentially be of interest to Mustang, and they are not required to notify Mustang prior to pursuing such opportunities. Any such conflict of interest or pursuit by Fortress of a corporate opportunity independent of Mustang could expose us to claims by our investors and creditors and could harm our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	2019 Employee Stock Purchase Plan

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Senior Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Senior Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 8, 2019	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Senior Vice President of Finance & Corporate Controller
(Principal Financial Officer)

