Form 10-Q
period 2019-09-30
MUSTANG BIO, INC.
filed 2019-11-12
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Class of Common Stock	Outstanding Shares as of November 11, 2019
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	39,718,127

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$72,794	$16,469
Short-term investments (certificates of deposit)	-	17,604
Other receivables - related party	55	-
Prepaid expenses and other current assets	1,513	1,052
Total current assets	74,362	35,125

Property, plant and equipment, net	6,486	6,465
Fixed assets - construction in process	1,011	393
Restricted cash	500	500
Other assets	250	271
Operating lease right-of-use asset, net	1,226	-
Total Assets	$83,835	$42,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,770	$5,381
Payables and accrued expenses - related party	284	236
Operating lease liabilities - short-term	239	-
Total current liabilities	6,293	5,617

Deferred rent payable	-	741
Notes payable	13,185	-
Operating lease liabilities - long-term	1,909	-
Total Liabilities	21,387	6,358

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common Stock ($0.0001 par value), 85,000,000 shares authorized
Class A common shares, 862,392 and 1,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common shares, 39,578,371 and 26,610,183 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4	3
Common stock issuable, 0 and 709,314 shares as of September 30, 2019 and December 31, 2018, respectively	-	2,085
Additional paid-in capital	171,694	113,378
Accumulated deficit	(109,250)	(79,070)
Total Stockholders’ Equity	62,448	36,396
Total Liabilities and Stockholders’ Equity	$83,835	$42,754

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenue - related party	$-	$-	$-	$50

Operating expenses:
Research and development	7,309	5,316	21,092	13,165
Research and development – licenses acquired	700	1,000	1,350	1,075
General and administrative	1,987	1,340	7,520	5,133
Total operating expenses	9,996	7,656	29,962	19,373
Loss from operations	(9,996)	(7,656)	(29,962)	(19,323)

Other income (expense)
Interest income	406	138	945	431
Interest expense	(578)	-	(1,163)	-
Total other income (expense)	(172)	138	(218)	431
Net Loss	$(10,168)	$(7,518)	$(30,180)	$(18,892)

Net loss per common share outstanding, basic and diluted	$(0.25)	$(0.28)	$(0.87)	$(0.70)

Weighted average number of common shares outstanding, basic and diluted	39,875,209	27,146,721	34,752,938	26,871,505

 The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity

($ in thousands, except for share amounts)

(Unaudited)

For the Three Months Ended September 30, 2019

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2019	250,000	$-	862,392	$-	39,454,316	$4	$-	$170,522	$(99,082)	$71,444
Stock-based compensation expenses	-	-	-	-	96,477	-	-	1,120	-	1,120
Exercise of warrants	-	-	-	-	27,578	-	-	-	-	-
Credit for offering costs	-	-	-	-	-	-	-	52	-	52
Net loss	-	-	-	-	-	-	-	-	(10,168)	(10,168)
Balances at September 30, 2019	250,000	$-	862,392	$-	39,578,371	$4	$-	$171,694	$(109,250)	$62,448

For the Nine Months Ended September 30, 2019

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	250,000	$-	1,000,000	$-	26,610,183	$3	$2,085	$113,378	$(79,070)	$36,396
Issuance of common shares - Founders Agreement	-	-	-	-	709,314	-	(2,085)	2,085	-	-
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	-	-	-	-	108,069	-	-	375	-	375
Issuance of warrants - Horizon Notes	-	-	-	-	-	-	-	888	-	888
Conversion of Class A common shares to common shares	-	-	(137,608)	-	137,608	-	-	-	-	-
Issuance of common shares, net of offering costs - At-the-Market Offering	-	-	-	-	3,506,222	-	-	21,972	-	21,972
Issuance of common shares - Equity fee on At-the-Market Offering	-	-	-	-	87,656	-	-	495	-	495
Issuance of common shares, net of offering costs - Public Offering	-	-	-	-	7,906,250	1	-	29,536	-	29,537
Issuance of common shares - Equity fee on Public Offering	-	-	-	-	197,656	-	-	791	-	791
Stock-based compensation expenses	-	-	-	-	222,477	-	-	2,174	-	2,174
Exercise of warrants	-	-	-	-	92,936	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(30,180)	(30,180)
Balances at September 30, 2019	250,000	$-	862,392	$-	39,578,371	$4	$-	$171,694	$(109,250)	$62,448

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity

($ in thousands, except for share amounts)

(Unaudited)

For the Three Months Ended September 30, 2018

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2018	250,000	$-	1,000,000	$-	26,263,354	$3	$-	$111,384	$(59,782)	$51,605
Stock-based compensation expenses	-	-	-	-	-	-	-	903	-	903
Exercise of warrants	-	-	-	-	277	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(7,518)	(7,518)
Balances at September 30, 2018	250,000	$-	1,000,000	$-	26,263,631	$3	$-	$112,287	$(67,300)	$44,990

For the Nine Months Ended September 30, 2018

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	250,000	$-	1,000,000	$-	25,236,255	$3	$9,558	$98,679	$(48,408)	$59,832
Issuance of common shares - Founders Agreement	-	-	-	-	834,756	-	(9,558)	9,558	-	-
Stock-based compensation expenses	-	-	-	-	150,000	-	-	3,869	-	3,869
Exercise of warrants	-	-	-	-	42,620	-	-	181	-	181
Net loss	-	-	-	-	-	-	-	-	(18,892)	(18,892)
Balances at September 30, 2018	250,000	$-	1,000,000	$-	26,263,631	$3	$-	$112,287	$(67,300)	$44,990

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(30,180)	$(18,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	466	-
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	495	-
Issuance of common shares - Equity fee on Public Offering to Fortress Biotech	791	-
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	375	-
Research and development - licenses acquired	1,350	1,075
Stock-based compensation expenses	2,174	3,869
Depreciation expense	907	320
Amortization of operating lease right-of-use assets	80	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(440)	(737)
Interest receivables	-	(1)
Other receivables - related party	(55)	(50)
Accounts payable and accrued expenses	(203)	1,137
Payable and accrued expenses - related party	48	138
Deferred rent	-	420
Lease liabilities	101	-
Net cash used in operating activities	(24,091)	(12,721)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	-	(47,500)
Maturity of certificate of deposit	17,604	51,002
Purchase of research and development licenses	(850)	(1,075)
Purchase of fixed assets	(1,454)	(6,566)
Net cash provided by (used in) investing activities	15,300	(4,139)

Cash Flows from Financing Activities:
Proceeds from Horizon Notes	15,000	-
Debt issuance costs	(1,393)	-
Proceeds from exercise of warrants	-	181
Proceeds from issuance of common shares - At-the-Market Offering	22,515	-
Offering costs for the issuance of common shares - At-the-Market Offering	(543)	-
Proceeds from issuance of common shares - Public Offering	31,625	-
Offering costs for the issuance of common shares - Public Offering	(2,088)	-
Net cash provided by financing activities	65,116	181

Net change in cash, cash equivalents and restricted cash	56,325	(16,679)
Cash, cash equivalents and restricted cash, beginning of the period	16,969	35,475
Cash, cash equivalents and restricted cash, end of the period	$73,294	$18,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$698	$-

Supplemental disclosure of noncash investing and financing activities:
Unpaid fixed assets	$288	$125
Issuance of common shares - Founders Agreement	$2,085	$9,558
Research and development licenses included in accounts payable and accrued expenses	$500	$-
Issuance of warrants - Horizon Notes	$888	$-

The accompanying notes are an integral part of these condensed financial statements

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, the Company had an accumulated deficit of $109.3 million.

During the nine months ended September 30, 2019, the Company issued approximately 3.5 million shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $22.5 million at an average selling price of $6.42 per share, resulting in net proceeds of approximately $22.0 million after deducting commissions and other transactions costs. Also during the nine months ended September 30, 2019, the Company issued approximately 7.9 million shares of common stock through an underwritten public offering for aggregate total gross proceeds of approximately $31.6 million at a price of $4.00 per share, resulting in net proceeds of approximately $29.5 million after deducting commissions and other transactions costs.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the “Horizon Notes.” The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2019 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets are measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020 and may be adopted earlier. The Company is currently evaluating the impact, if any, that ASU 2016-13 will have on its condensed financial statements and related disclosures.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this ASU on January 1, 2019, did not have a material impact on the Company’s condensed financial statements.

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

Notes to the Condensed Financial Statements

(Unaudited)

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three and nine months ended September 30, 2019 and 2018, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2019	2018	2019	2018
City of Hope
CD123	$-	$-	$250	$-
CS1	-	-	200	-
Manufacturing	-	-	-	75
PSCA	200	-	200	-
Calimmune	200	-	200	-
UCLA	300	-	300	-
St. Jude - XSCID	-	1,000	-	1,000
Nationwide Children's Hospital - C134	-	-	200	-
Total	$700	$1,000	$1,350	$1,075

License Agreements

City of Hope

PSCA License (MB-105)

In May 2017, the Company entered into an exclusive license agreement with the City of Hope National Medical Center (“COH”) for the use of prostate stem cell antigen (“PSCA”) chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology to be used in the treatment of prostate cancer. Pursuant to this agreement, the Company paid an upfront fee of $0.3 million and pays an annual maintenance fee of $50,000. Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

In September 2019, the Company expensed a non-refundable milestone payment of $0.2 million upon the first patient dosed in a Phase 1 clinical study of PSCA.

CS1 License (MB-104)

In May 2017, the Company entered into an exclusive license agreement with the COH for the use of CS1-specific CAR T technology. Pursuant to this agreement, the Company paid an upfront fee of $0.6 million and pays an annual maintenance fee of $50,000. Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

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

Calimmune

On August 23, 2019, the Company entered into a Non-Exclusive License Agreement with Calimmune, Inc. (“Calimmune License”) for the rights to the cell bank to be used in the manufacture of the XSCID vector that was separately licensed from St. Jude Children’s Research Hospital, Inc. (“St. Jude”) in August 2018. Pursuant to the terms of the Calimmune License the Company paid an upfront fee of $0.2 million. Three additional development milestones are due upon achievement totaling $1.0 million. Royalty payments in the low-single digits are due on net sales of licensed products. Upon the execution of the Calimmune License the Company recorded research and development expense of $0.2 million in the condensed statement of operations for the three and nine months ended September 30, 2019.

University of California

On March 17, 2017, the Company entered into an exclusive license agreement with the Regents of the University of California at Los Angeles (“UCLA License”) to acquire intellectual property rights in patent applications related to engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. In September 2019, COH commenced its Phase 1 clinical trial resulting in the achievement of a development milestone and we recorded an expense of $0.3 million in the condensed statement of operations for the three and nine months ended September 30, 2019.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and nine months ended September 30, 2019 and 2018, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2019	2018	2019	2018
City of Hope	$500	$500	$1,500	$1,500
City of Hope - CD123	269	123	1,028	387
City of Hope - IL13Rα2	244	346	811	849
City of Hope - Manufacturing	114	114	343	344
Fred Hutch - CD20	49	255	690	938
BIDMC - CRISPR	-	69	69	69
Total	$1,176	$1,407	$4,441	$4,087

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s, Management Services Agreement (the “MSA”) with Fortress for the three and nine months ended September 30, 2019 and 2018, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses on the condensed statement of operations.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. In March 2019, the Company issued 108,069 shares of common stock to Fortress, which equaled 2.5% of the gross funded amount of the Horizon Notes. The Company recorded an expense of approximately $0.4 million in general and administrative expenses related to these shares during the nine months ended September 30, 2019.

In April 2019, the Company issued 87,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $22.5 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.5 million in general and administrative expenses related to these shares during the nine months ended September 30, 2019.

In May 2019, the Company issued 197,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $31.6 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.8 million in general and administrative expenses related to these shares during the nine months ended September 30, 2019.

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following ($ in thousands):

	Estimated Useful Life (in years)	September 30, 2019	December 31, 2018
Computer equipment	3	$53	$53
Furniture and fixtures	5	137	111
Machinery and equipment	5	3,960	3,143
Leasehold improvements	9	3,875	3,790
Construction in process	N/A	1,011	393
Total property and equipment		9,036	7,490
Less: accumulated depreciation		(1,539)	(632)
Property and equipment, net		$7,497	$6,858

Depreciation expense for the three months ended September 30, 2019 and 2018, was approximately $0.3 million and $0.2 million, respectively, and was recorded in research and development expense in the Condensed Statements of Operations. Depreciation expense for the nine months ended September 30, 2019 and 2018, was approximately $0.9 million and $0.3 million, respectively, and was recorded in research and development expense in the Condensed Statements of Operations.

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The events of default under the Loan Agreement include, among other things, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse change, (4) the Company making a false or misleading representation or warranty in any material respect, (5) the Company’s insolvency or bankruptcy, (6) certain attachments or judgments on the Company’s assets, (7) the occurrence of any material default under certain agreements or obligations of the Company involving indebtedness in excess of $250,000, or (8) failing to maintain certain minimum monthly cash balances which range from approximately $8 to $13 million over the term of the loan ($9.4 million as of September 30, 2019). If an event of default occurs, Horizon is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains warrant coverage of 5% of the total amount funded. Four warrants (the “Warrants”) were issued by the Company to Horizon to purchase a combined 288,184 shares of the Company’s common stock with an exercise price of $3.47 and a fair value of $0.9 million. The Warrant is exercisable for ten years from the date of issuance. Horizon may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares of the Company’s common stock will, upon request by Horizon, be registered and freely tradable following a period of six months after issuance.

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

Amortization of the debt discount associated with the funded loans was approximately $0.5 million and $0.3 million, respectively, during the three and nine months ended September 30, 2019, and was included in interest expense in the Condensed Statements of Operations.

($ in thousands)	September 30, 2019	December 31, 2018	Interest Rate	Maturity
Horizon Notes(1)(2)	$15,750	$-	9.00%	October - 2022
Less: Discount on notes payable	2,565	-
Total notes payable	$13,185	$-

(1) Balance includes $0.75 million final payment fee

(2) Interest rate is 9.00% plus one-month LIBOR Rate in excess of 2.5%

Note 8 - Leases

On October 27, 2017, the Company entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation. Pursuant to the terms of the lease agreement, we agreed to lease 27,043 square feet from the landlord, located at 377 Plantation Street in Worcester, MA (the “Facility”), through November 2026, subject to additional extensions at the Company’s option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis.

The terms of the lease also require that we post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which increased to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) on November 1, 2019. After the fifth lease year, the letter of credit obligation is subject to reduction.

The Facility began operations for the production of personalized CAR T and gene therapies in 2018.

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026. Most of the Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copiers, which expires in 2021. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At September 30, 2019, the Company had operating lease liabilities of $2.1 million and right of use assets of $1.2 million, which were included in the Condensed Balance Sheet.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The following summarizes quantitative information about the Company’s operating leases:

($ in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$78	$235
Variable lease cost	124	487
Total	$202	$722

($ in thousands)	For the Nine Months Ended September 30, 2019
Operating cash flows from operating leases	$52
Weighted-average remaining lease term – operating leases	4.5
Weighted-average discount rate – operating leases	8.96%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Three months ended December 31, 2019	$96
Year ended December 31, 2020	76
Year ended December 31, 2021	467
Year ended December 31, 2022	476
Year ended December 31, 2023	489
Thereafter	1,458
Total	3,062
Less present value discount	(914)
Operating lease liabilities	$2,148

 At December 31, 2018, the total future minimum lease payments under all leases were:

($ in thousands)
2019	$276
2020	460
2021	467
2022	476
2023	489
Beyond	1,458
Total minimum lease payments	$3,626

Note 9 - Stockholders’ Equity

Common Stock

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. On March 29, 2019, the Company issued 108,069 shares of common stock to Fortress, which equaled 2.5% of the gross funded amount of the Horizon note. The Company recorded an expense of approximately $0.4 million in general and administrative expenses related to these shares during the nine months ended September 30, 2019.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

In April 2019, the Company issued 87,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $22.5 million from the sale of shares of common stock under Mustang’s At-the-Market offering. The Company recorded an expense of approximately $0.5 million in general and administrative expenses related to these shares during the nine months ended September 30, 2019.

In May 2019, the Company issued 197,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $31.6 million from the sale of shares of common stock under Mustang’s underwritten public offering. The Company recorded an expense of approximately $0.8 million in general and administrative expenses related to these shares during the nine months ended September 30, 2019.

In April 2019, COH converted 137,608 shares of the Company’s Class A common stock to 137,608 shares of the Company’s common stock.

On August 16, 2019, the Company’s Board adopted resolutions of the Board to ratify, approve and recommend stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to revise Article IV, Authorized Stock thereof in order to effect an increase in the authorized number of shares of the Company’s common stock, par value $0.0001, from 50.0 million to 85.0 million (the “Amendment”). On August 16, 2019, the Company received approval of the Amendment by written consent in lieu of a meeting from the holders of a majority of issued and outstanding shares of the Company’s common and preferred stock. The increase in authorized shares to 85.0 million became effective on September 30, 2019.

At-the-Market Offering

On July 13, 2018, the Company filed a shelf registration statement No. 333-226175 on Form S-3, as amended on July 20, 2018 (the “2018 Mustang S-3”), which was declared effective in August 2018. Under the 2018 Mustang S-3, the Company may sell up to a total of $75.0 million of its securities. In connection with the 2018 Mustang S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the “Agents”), relating to the sale of shares of common stock. Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the nine months ended September 30, 2019, the Company issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million under the Mustang ATM. In connection with these sales, we paid aggregate fees of approximately $0.5 million for net proceeds of approximately $22.0 million. No sales were made under the 2018 Mustang ATM in 2018.

Public Offering of Common Stock

On April 30, 2019, we announced the pricing of an underwritten public offering, whereby we sold 6,875,000 shares of common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which was fully exercised) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, the Company paid aggregate fees of approximately $2.1 million for net proceeds of approximately $29.5 million. The shares were sold under the 2018 Mustang S-3, filed with the Securities and Exchange Commission. The offering closed on May 2, 2019, and the over-allotment closing was on May 8, 2019.

Registration Statements

As of September 30, 2019, approximately $20.9 million of the 2018 Mustang S-3 remains available for sales of securities.

On August 16, 2019, the Company filed a shelf registration statement No. 333-233350 on Form S-3 (the “2019 Mustang S-3”), which was declared effective on September 30, 2019. Under the 2019 Mustang S-3, the Company may sell up to a total of $75.0 million of its securities. As of September 30, 2019, no securities have been sold under the 2019 Mustang S-3.

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 1,926,379 shares at September 30, 2019.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The following table summarizes stock option activities for the nine months ended September 30, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	1,241,675	$5.73	8.31
Options granted	-	-	-
Outstanding at September 30, 2019	1,241,675	5.73	7.56
Options vested and exercisable at September 30, 2019	349,219	$5.73	7.56

As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to options of $0.9 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.2 years. This amount does not include, as of September 30, 2019, 155,209 stock options outstanding which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved. During the nine months ended September 30, 2019, stock-based compensation for 155,210 milestone awards were measured and recorded when it was probable that the milestone will be achieved.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	502,636	$5.76
Granted	119,060	3.83
Forfeited	(50,000)	3.80
Nonvested at September 30, 2019	571,696	$5.53

As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock of $1.5 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.2 years. This amount does not include, as of September 30, 2019, 68,160 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units activities for the nine months ended September 30, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	1,032,084	$7.77
Granted	309,000	2.99
Forfeited	(296,750)	7.98
Vested	(111,417)	9.43
Nonvested at September 30, 2019	932,917	$5.92

As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2.4 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.8 years.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
General and administrative	$389	$201	$1,058	$1,137
Research and development	731	702	1,116	2,732
Total stock-based compensation expense	$1,120	$903	$2,174	$3,869

Warrants

A summary of warrant activities for nine months ended September 30, 2019 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	5,210,698	$8.32	3.10
Granted	288,184	3.47	9.50
Exercised	(92,936)	-	-
Outstanding as of September 30, 2019	5,405,946	$8.20	2.65

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

	For the nine months ended September 30,
	2019	2018
Warrants	5,405,946	5,210,698
Options	1,241,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	571,696	230,000
Unvested restricted stock units	932,917	715,500
Total	8,402,234	7,647,873

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

Overview

Mustang Bio, Inc. (“Mustang,” “We,” “Us” or the “Company”) is a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs in cell and gene therapies into potential cures for hematologic cancers, solid tumors and rare genetic diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

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

Gene Therapy

In partnership with St. Jude, our gene therapy program (MB-107) is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials sponsored by St. Jude and the National Institutes of Health (“NIH”). Results in these two trials have been promising, and we plan to transfer St. Jude’s Investigational New Drug Application (“IND”) to Mustang in early 2020 following completion of the technology transfer.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the U.S. Food and Drug Administration (“FDA”) approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial will begin in early 2020.  We expect to file an IND for MB-104 in the first half of 2020 and to initiate our own Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma. We also plan to file an IND and initiate our own clinical trial for MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham for MB-108 began during the third quarter of 2019. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain, for MB-105 for the treatment of patients with prostate and pancreatic cancer and for the combination of MB-101 and MB-108 for the treatment of patients with GBM.

Additionally, we hold complementary patent licenses relating to the use, delivery and possible enhancement of our proprietary CAR T technologies. In particular, we licensed intellectual property from Harvard University pertaining to CRISPR/Cas9 gene editing of CAR T cells, and we hope to use this technology to enhance the activity of our CAR T cell therapies.

Recent Events

IL13Rα2 (MB-101)

In October 2019, we announced that COH had received grant awards totaling $4.1 million for a clinical trial of MB-101 in combination with nivolumab (commercial name: Opdivo®) and ipilimumab (commercial name: Yervoy®) in patients with recurrent malignant glioma. Additional information on the trial can be found on www.CinicalTrials.gov using identifier NCT04003649.

PSCA (MB-105)

In September 2019, we announced that COH had opened and initiated patient treatments in a Phase 1 clinical trial of MB-105, a prostate stem cell antigen (“PSCA”) CAR T technology for the treatment of prostate cancer. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03873805.

CD123 (MB-102)

On August 5, 2019, we announced that the FDA had approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102 (CD123 CAR T) in acute myeloid leukemia (“AML”), blastic plasmacytoid dendritic cell neoplasm (“BPDCN”) and high-risk myelodysplastic syndrome (“MDS”). We will initiate our MB-102 clinical trial in early 2020 and process patient cells in our manufacturing facility, which opened in June 2018.

In July 2019, we announced that the FDA had granted Orphan Drug Designation to MB-102 (CD123 CAR T) for the treatment of AML. The FDA also previously granted Orphan Drug Designation to MB-102 for the treatment of BPDCN. The FDA grants Orphan Drug Designation to drugs and biologics that are intended for the safe and effective treatment, diagnosis or prevention of rare diseases or disorders that affect fewer than 200,000 people in the U.S. Orphan Drug Designation provides certain incentives, such as tax credits toward the cost of clinical trials and prescription drug user fee waivers. If a product holding Orphan Drug Designation receives the first FDA approval for the disease in which it has such designation, the product is entitled to seven years of market exclusivity, which is independent from intellectual property protection.

HER2 (MB-103)

In August 2019, we announced that the California Institute for Regenerative Medicine had awarded a $9.3 million grant to Dr. Saul Priceman at COH to conduct a Phase 1 clinical trial evaluating the safety and effectiveness of intraventricular delivery of HER2-directed CAR T cells to the brains of patients with HER2-positive breast cancer with brain metastases. City of Hope exclusively licensed MB-103 to us in 2017. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03696030.

Shelf Registration

In August 2019, we filed a shelf registration statement No. 333-233350 on Form S-3 (the “2019 Mustang S-3”), which was declared effective on September 30, 2019. Under the 2019 Mustang S-3, we may sell up to a total of $75.0 million of our securities. As of September 30, 2019, no sales were made under the 2019 Mustang S-3.

XSCID Gene Therapy (MB-107)

In August 2019, the Company, together with St. Jude, announced that MB-107 was granted Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA. Under the RMAT designation, the FDA will help facilitate the program’s expedited development and review and provide guidance on generating the evidence needed to support the approval of MB-107 for XSCID.

Also announced in August 2019 was the license agreement with Calimmune (CSL Behring) for the CytegrityTM stable producer cell line developed and used by St. Jude. The Cytegrity™ stable producer cell line will be used to produce the viral vector for MB-107.

In November 2019, we announced that XSCID clinical data were accepted for oral and poster presentations at the 61st American Society of Hematology Annual Meeting in December 2019.

Oncolytic Virus C134 (MB-108)

In October 2019, we announced that the first participant was dosed in a Phase 1 clinical trial to determine the safety and efficacy of MB-108, an attenuated herpes simplex virus type 1, in recurrent glioblastoma multiforme. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03657576.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, we have an accumulated deficit of $109.3 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	For the three months ended September 30,		Change
($ in thousands)	2019	2018	$	%
Operating expenses:
Research and development	$7,309	$5,316	$1,993	37%
Research and development - licenses acquired	700	1,000	(300)	-30%
General and administrative	1,987	1,340	647	48%
Total operating expenses	9,996	7,656	2,340	31%
Loss from operations	(9,996)	(7,656)	(2,340)	31%

Other income (expense)
Interest income	406	138	268	194%
Interest expense	(578)	-	(578)	100%
Total other income (expense)	(172)	138	(310)	-225%
Net Loss	$(10,168)	$(7,518)	$(2,651)	35%

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

For the three months ended September 30, 2019 and 2018, research and development expenses were $7.3 million and $5.3 million, respectively. The increase of $2.0 million is primarily due to $0.8 million for personnel costs due to the hiring of research and development employees, $0.5 million for laboratory supplies and $0.7 million for consulting and outside services.

For the three months ended September 30, 2019 and 2018, research and development expenses for licenses acquired were approximately $0.7 million and $1.0 million, respectively. For the three months ended September 30, 2019, we expensed $0.2 million related to our PSCA license with COH, $0.2 million related to an upfront fee for our license with Calimmune and $0.3 million related to our license with the University of California. For the three months ended September 30, 2018, we expensed $1.0 million related to the acquisition of our license from St. Jude for the treatment of XSCID.

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

For the three months ended September 30, 2019 and 2018, general and administrative expenses were $2.0 million and $1.3 million, respectively. The increase of $0.6 million is primarily due to $0.3 million for legal costs associated with intellectual property and corporate matters and $0.2 million for stock-based compensation.

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

Other Income or Expense

For the three months ended September 30, 2019 and 2018, other income or expense was $0.2 million in expense and $0.1 million in income, respectively. The decrease of $0.3 million is attributed to higher interest expense related to the Horizon Notes of approximately $0.6 million, offset by higher interest income of $0.4 million.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	For the nine months ended September 30,		Change
($ in thousands)	2019	2018	$	%
Revenue - related party	$-	$50	$(50)	-100%

Operating expenses:
Research and development	21,092	13,165	7,927	60%
Research and development - licenses acquired	1,350	1,075	275	26%
General and administrative	7,520	5,133	2,387	47%
Total operating expenses	29,962	19,373	10,589	55%
Loss from operations	(29,962)	(19,323)	(10,639)	55%

Other income
Interest income	945	431	514	119%
Interest expense	(1,163)	-	(1,163)	100%
Total other income (expense)	(218)	431	(649)	-151%
Net Loss	$(30,180)	$(18,892)	$(11,288)	60%

Research and Development Expenses

For the nine months ended September 30, 2019 and 2018, research and development expenses were $21.1 million and $13.2 million, respectively. The increase of $7.9 million is primarily attributable to $3.1 million for personnel related costs due to the hiring of research and development employees, $2.6 million for laboratory supplies, $1.1 million in connection with our Mustang sponsored CD123 clinical trial, $0.4 million for our sponsored research and clinical trial agreements, $1.4 million for consulting and outside services and $0.6 million related to depreciation, offset by lower stock-based compensation expense of $1.6 million.

For the nine months ended September 30, 2019 and 2018, research and development expenses - licenses acquired were approximately $1.4 million and $1.1 million, respectively. For the nine months ended September 30, 2019, we expensed $0.2 million related to an upfront fee for our license with Nationwide, $0.3 million related to our CD123 license with COH, $0.2 million related to our CS1 license with COH, $0.2 million related to our PSCA license with COH, $0.2 million related to an upfront fee for our license with Calimmune and $0.3 million related to our license with the University of California. For the nine months ended September 30, 2018, we expensed $0.1 million related to an upfront fee for our Manufacturing license with COH and $1.0 million related to an upfront fee for our license with St. Jude for the treatment of XSCID.

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

For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $7.5 million and $5.1 million, respectively. The increase of $2.4 million is attributed primarily to the 2.5% common stock equity fee paid to Fortress Biotech.

Other Income or Expense

For the nine months ended September 30, 2019 and 2018, other income or expense was approximately $0.2 million in expense and $0.4 million in income, respectively. The decrease of $0.6 million is attributed to higher interest expense related to the Horizon Notes of approximately $1.2 million, offset by higher interest income of $0.5 million.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, the Company had an accumulated deficit of $109.3 million.

The Company has funded its operations to date primarily through the sale of equity and the Horizon Notes. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its available cash and cash equivalents balances at September 30, 2019 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

	For the nine months ended September 30,
($ in thousands)	2019	2018
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(24,091)	$(12,721)
Investing activities	15,300	(4,139)
Financing activities	65,116	181
Net change in cash, cash equivalents and restricted cash	$56,325	$(16,679)

Operating Activities

Net cash used in operating activities was $24.1 million for the nine months ended September 30, 2019, compared to $12.7 million for the nine months ended September 30, 2018.

Net cash used in operating activities for the nine months ended September 30, 2019, was primarily due to approximately $30.2 million in net loss and $0.5 million in change in operating assets and liabilities, partially offset by, $0.5 million of accretion of debt discount, $1.7 million of equity fee on issuance of common shares to Fortress Biotech, $2.2 million of non-cash stock compensation expenses, $0.9 million of depreciation and $1.4 million of research and development-licenses acquired.

Net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to approximately $18.9 million in net loss, partially offset by $0.9 million in change in operating assets and liabilities, $3.9 million of non-cash stock compensation expenses, $0.3 million of depreciation and $1.1 million of research and development-licenses acquired.

Investing Activities

Net cash provided by investing activities was $15.3 million for the nine months ended September 30, 2019, representing our $17.6 million in maturities of certificates of deposits, offset by $0.9 million in purchases of research and development licenses and $1.5 million in purchases of fixed assets.

Net cash used in investing activities was $4.1 million for the nine months ended September 30, 2018, representing our purchase of $47.5 million investment in certificates of deposits held to maturity, $6.6 million in purchases of fixed assets and construction in process, and $1.1 million in acquisition costs of acquired licenses, offset by $51.0 million in maturities of certificates of deposits.

Financing Activities

Net cash provided by financing activities was $65.1 million during the nine months ended September 30, 2019, due to net proceeds of $13.6 million from the Horizon Notes; gross proceeds of $22.5 million, net of offering costs of $0.5 million, from the Mustang ATM; and gross proceeds of $31.6 million, net of offering costs of $2.1 million, from our May 2019 underwritten public offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the nine months ended September 30, 2019, there were no material changes to our interest rate risk disclosures, market risk disclosures or foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

With respect to the quarter ended September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in early stage clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product.

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

•	developing our technology platform;

•	identifying, developing, manufacturing and commercializing product candidates;

•	entering into successful licensing and other arrangements with product development partners;

•	participating in regulatory approval processes;

•	formulating and manufacturing products;

•	obtaining sufficient quantities of certain components of our product candidates from our third-party suppliers or manufacturers as required to meet clinical trial needs and commercial demand at launch and thereafter;

•	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	conducting sales and marketing activities including hiring, training, deploying and supporting our sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may later establish; and

•	maintaining patent protection and regulatory exclusivity for our product candidates.

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

Each of our product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining materials supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

If any of our product candidates is approved and we or our contract manufacturer(s) fail to produce the product, or components of the product, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of our product candidates or be unable to meet market demand, and may lose potential revenues.

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

We rely on third parties to conduct all aspects of our lentiviral vector production and these third parties may not perform satisfactorily.

We do not independently conduct our lentiviral vector production and we currently rely, and expect to continue to rely, on third parties with respect to the manufacture of these items.

Our reliance on these third parties for manufacturing lentiviral vector reduces our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For products that we develop and commercialize, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies is conducted in accordance with the study plan and protocols, and that our lentiviral vectors are manufactured in accordance with GMP as applied in the relevant jurisdictions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our lentiviral vectors in accordance with GMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, MAA and BLA submissions and approval of our product candidates, or to support commercialization of our products, if approved. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time.  If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.

We may be forced to enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture lentiviral vector for our drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize our product or any future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

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

If one or more of our product candidates or any future product candidate are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause serious side effects that prevented further development of the compound. In the event that our clinical trials reveal a high or unacceptable severity and prevalence of side effects, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and has resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling or in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, which would, in turn, prevent us from commercializing and generating market acceptance and revenues from the sale of that product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

One or more of our product candidates that we may license or acquire will also be subject to ongoing requirements and review by the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug, and requirements regarding our presentations to and interactions with health care professionals.

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, in particular the lentiviral vectors used to transduce patients’ cells for our XSCID program (MB-107) and for all of our CAR T programs. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our drugs, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $109.3 million as of September 30, 2019. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of September 30, 2019, we had $73.3 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Senior Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Senior Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 11, 2019	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Senior Vice President of Finance & Corporate Controller
(Principal Financial Officer)

