Form 10-K
period 2019-12-31
MUSTANG BIO, INC.
filed 2020-03-16
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

377 Plantation Street

Worcester, Massachusetts 01605

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of March 13, 2020
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	41,999,369

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MUSTANG BIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-K (“Form 10-K”) may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this Form 10-K. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

•	use of clinical research centers and other contractors;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	expectations for the acceptance of our products by doctors, patients or payors;

•	ability to compete against other companies and research institutions;

•	ability to secure adequate protection for our intellectual property;

•	ability to attract and retain key personnel;

•	ability to obtain reimbursement for our products;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	stock price and the volatility of the equity markets;

•	expected losses; and

•	expectations for future capital requirements.

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

Gene Therapy

In partnership with St. Jude, our gene therapy program (MB-107) is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials: a multicenter trial in newly diagnosed infants sponsored by St. Jude and a single-center trial in previously transplanted patients sponsored by the National Institutes of Health (“NIH”). We plan to file separate Investigational New Drug Applications in 2020 in order to conduct a pivotal non-randomized phase 2 registration trial in each of the two patient populations.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the U.S. Food and Drug Administration (“FDA”) approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial is expected to begin enrollment in the first half of 2020 for the treatment of patients with acute myeloid leukemia, blastic plasmacytoid dendritic cell neoplasm, and high-risk myelodysplastic syndrome. We expect to file an IND for MB-104 in the second half of 2020 and to initiate our own Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma. We also plan to file an IND and initiate our own clinical trial for MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in the second half of 2020, we plan to file an IND for the combination of MB-101 and MB-108 for the treatment of patients with GBM. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, we have an accumulated deficit of $125.5 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

CORPORATE INFORMATION

Mustang Bio, Inc. was incorporated in Delaware on March 13, 2015. Our executive offices are located at 377 Plantation Street, Worcester, Massachusetts 01605. Our telephone number is (781) 652-4500, and our email address is info@mustangbio.com.

Our website address is www.mustangbio.com. The information set forth on our website is not a part of this report. We will make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We are not including the information on our website as a part of, nor incorporating it by reference into, this report. The SEC maintains a website that contains annual, quarterly, and current reports, proxy and information statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov/.

PRODUCTS UNDER DEVELOPMENT

Gene Therapy for Rare Genetic Disorders

MB-107 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency)

XSCID is a rare genetic immune system condition also known as bubble boy disease, in which affected patients do not live beyond infancy without treatment.

This first-in-class ex vivo lentiviral gene therapy has already been given to 24 patients in two early stage clinical trials, with highly encouraging results. Eleven patients under the age of two years were treated at St. Jude and UCSF Benioff Children’s Hospital San Francisco, with results presented at the 61st Annual Meeting of the American Society of Hematology (“ASH”) in December 2019 (ClinicalTrials.gov Identifier: NCT01512888), and eleven patients 3-34 years of age were treated in a single-center trial at the NIH (ClinicalTrials.gov Identifier: NCT01306019), with results presented at that same ASH meeting in December 2019.

The existing data from these 24 patients are encouraging. In the initial Phase 1/2 NIH trial, eight patients (referred to as Cohort A) have now been followed for 3 to 7 years. Among Cohort A, seven patients aged 3 to 23 years increased host T cells chimerism from 0-2% to 28-93% and had normal T cell proliferation response. These seven patients also normalized their IgM levels, and four of these patients were able to discontinue immunoglobulin replacement therapy. In addition, gradual clinical benefit was observed in the clearance of chronic norovirus and associated abdominal complaints, malabsorption, and growth retardation, with six of seven affected patients being cured of their disease. Five of six patients resolved their protein-losing enteropathy.

While the Cohort A results were impressive, the relatively inefficient transduction of hematopoietic stem/progenitor cells (“HSPCs”) required large quantities of vector. This resulted in relatively low vector copy number in myeloid cells in some patients, with delayed immune cell recovery and persistent clinical disease, especially in the last patient treated (patient 8). To address this, NIH developed a refined enhanced transduction (“ET”) procedure and incorporated two transduction enhancers: LentiBoost 1:100 and dimethyl prostaglandin 2 (dmPGE2; 1μM).

In addition to the Cohort A results, the NIH presentation at the 2019 ASH Annual Meeting included data from six ET patients (referred to as Cohort B) treated from February to June 2019, including re-treatment of patient 8. Prior to undergoing gene therapy, the patients, who were aged 12 to 36 years, had significant problems with donor T cell infiltration of liver, bone marrow and kidneys, and were nearly absent of B and NK cells. The ET procedure achieved much greater transduction efficiencies than were observed in Cohort A, with greater than 10-fold less vector, and resulted in faster immune reconstitution and more significant clinical benefit by 3 months. As noted by the investigators, longer follow-up will be required to know if the increased vector marking using the ET regimen will prove to be stable and safe long term.

In all NIH patients, the low-dose, nonmyeloablative busulfan pretreatment conditioning was well tolerated, and of a low enough intensity to avoid the need for transfusions of red blood cells or platelets. No evidence of malignant transformation was observed.

Subsequent to the initiation of the NIH trial, eleven patients under two years old who had not previously undergone HSCT were treated with the ex-vivo gene therapy in a St. Jude/UCSF Phase 1/2 trial, resulting in highly encouraging results. Low-dose busulfan conditioning caused adverse events in only two patients (mild mucositis; mucositis, hair loss), and no patients required blood product support. All 11 patients had robust hematopoietic recovery within 3-4 weeks post cell infusion, and the nine patients who had a follow-up of greater than 3 months achieved normal-for-age T-cell and natural killer (“NK”)-cell numbers within 3-4 months post gene therapy. Five patients were reported to have successfully discontinued intravenous immunoglobulin (“IVIG”) therapy, of whom 3 responded to vaccines. Median vector copy number (“VCN”) at 12 months post-gene therapy in the seven patients who had a follow-up of greater than 12 months was 2.25 VCN/cell (range: 1.24-3.03) in T cells, 0.34 VCN/cell (range: 0.23-1.25) in B cells, 1.55 VCN/cell (range 1.27-3.39) in NK cells, and 0.08 VCN/cell (range: 0.03-0.76) in myeloid cells in peripheral blood, and 0.10 (range: 0.05-0.66) in CD34+ bone marrow cells, respectively.  With a median follow-up of 23.6 months, no evidence of malignant transformation was observed.

CAR T Therapies for Hematologic Malignancies

MB-102 (CD123 CAR T cell Program for AML)

CD123 is a subunit of the heterodimeric interleukin-3-receptor (“IL-3R”) which is widely expressed on human hematologic malignancies including acute myeloid leukemia (“AML”). In addition, CD123 can be found on the surface of B cell acute lymphoblastic leukemia (“B-ALL”), hairy cell leukemia, myelodysplastic syndrome (“MDS”), blastic plasmacytoid dendritic cell neoplasm (“BPDCN”), chronic myeloid leukemia (“CML”) and Hodgkin lymphoma.

Of these malignancies, we are currently investigating CD123 as a target for adoptive cellular immunotherapy in AML, high-risk myelodysplastic syndrome (“hrMDS”) and BPDCN, since high CD123 expression is associated with enhanced AML blast proliferation, increased resistance of blasts to apoptosis, and poor clinical prognosis. CD123 is overexpressed in the vast majority of cases of AML and hrMDS and in essentially all cases of BPDCN.

Acute myeloid leukemia is a cancer of the myeloid line of blood cells characterized by rapid growth of abnormal white blood cells that accumulate in the bone marrow. AML is the most common form of acute leukemia. Although AML is a relatively rare disease, there are approximately 20,000 new cases per year in the U.S. and 10,000 deaths per year, accounting for approximately 1.8% of cancer deaths in the U.S. [Source: The Surveillance, Epidemiology, and End Results (“SEER”) Program of the National Cancer Institute]. AML standard of care involves chemotherapy to induce remission followed by additional chemotherapy or hematopoietic stem cell transplant. Allogeneic stem cell transplantation is the preferred treatment for AML following a second remission. It can lead to a 5-year disease-free survival in 26% of patients. Unfortunately, however, currently only about half of relapsed patients are able to achieve a second remission with traditional chemotherapy agents. Patients who do not achieve a second remission are much less likely to benefit from transplantation and face a dismal outcome.

MDS is a heterogeneous group of malignant hematopoietic stem cell disorders characterized by dysplastic and ineffective blood cell production and a variable risk of transformation to acute leukemia. Patients with MDS have varying reductions in the production of red blood cells, platelets, and mature granulocytes that may also exhibit functional defects; these abnormalities often result in anemia, bleeding, and increased risk of infection. The precise incidence of de novo MDS is not known; conservative estimates from cancer databases suggest that there are approximately 10,000 cases diagnosed annually in the U.S. The actual incidence of MDS is likely higher than that predicted by cancer databases, since the nonspecific symptoms may evade detection in early stages of the disease and suspected cases may not undergo definitive testing (i.e., bone marrow biopsy) due to comorbidities. Investigations that have analyzed reimbursement claims have estimated the incidence in the U.S. to be 30,000 to 40,000 new cases per year. MDS occurs most commonly in older adults, with a median age at diagnosis in most series of ≥65 years and a male predominance.

MDS and AML lie along a disease continuum with distinction between the two largely made based upon the percentage of myeloblasts, which are immature cells with large nuclei, nucleoli, and a scant rim of dark blue cytoplasm, suggesting an underlying malignant hematologic disorder. In the current World Health Organization (“WHO”) classification system, blast forms must account for less than 20% of the total cells of the bone marrow aspirate and peripheral blood in order to meet the criteria for MDS.

MDS prognosis is often assessed using the revised International Prognostic Scoring System (“IPSS-R”), which takes into account cytogenetics, percentage of bone marrow blasts, and the degree of anemia, thrombocytopenia, and neutropenia. This System categorizes patients into very low, low, intermediate, high, and very high risk MDS. High risk and very high risk MDS are generally progressive in nature and can easily progress to AML. Treatment is stratified according to medical fitness in a manner similar to that for older patients with AML. Patients who are medically fit or of intermediate fitness are generally evaluated soon after diagnosis to determine their suitability for allogeneic hematopoietic cell transplantation. For patients who are not candidates for intensive treatment, care is focused on relieving symptoms and improving the quality of life and might involve lower intensity treatment, for example, with azacitidine, decitabine, or targeted therapy. Patients with recurrent or refractory higher risk MDS may be encouraged to participate in clinical trials. Outside of a clinical trial, the management of patients with recurrent or refractory MDS is largely dependent on the patient's prior therapy.

BPDCN is categorized by the World Health Organization under AML. Most often, BPDCN presents with features of both lymphoma and leukemia. There are little data about BPDCN and the only approved drug for this disease is tagraxofusp-erzs, which is indicated for the treatment of adult and pediatric patients with both treatment-naïve and previously-treated BPDCN. The average age at diagnosis is 60 to 70 years. BPDCN is very often misdiagnosed and under-reported. The skin is the most frequently involved site of disease (80 percent of cases). However, BPDCN usually progresses with bone marrow involvement and a decrease in red blood cell, white blood cell and platelet counts. The lymph nodes and spleen may also be involved. Common misdiagnoses for BPCDN include non-Hodgkin lymphoma (“NHL”), AML, leukemia cutis [a nonspecific term used for cutaneous (skin) manifestation of any type of leukemia], melanoma (a type of skin cancer), and lupus erythematosus (chronic inflammatory disease that occurs when the body's immune system attacks its own tissues and organs). There are no data or clinical trials that can define the best first treatment for patients with BPDCN. In addition to the emerging use of tagraxofusp-erzs, which was approved by the FDA in December 2018, treatment sometimes includes therapies that are used for AML, ALL, or lymphoma. The time for which a patient responds to these treatments is usually short. After a relapse, second remissions with conventional chemotherapy are difficult to achieve. Allogeneic hematopoietic stem cell transplant (“allo-SCT”), especially if offered in first remission, may result in longer remissions. The current recommendation is for BPDCN patients to be evaluated for an allo-SCT as soon as possible and to begin searching for a donor.

The use of CAR T immunotherapy in relapsed AML, hrMDS and BPDCN patients may offer the potential to achieve a complete or longer lasting remission. We have developed CD123-targeted CAR T cells designed both to be activated to proliferate and to kill CD123-expressing tumor cells [Mardiros A et al. Blood. 2013;122(18):3138-3148]. The therapy is designed to recognize and eliminate leukemic cells, leading to remission in patients with relapsed or refractory AML, and could serve as a bridge to potentially curative allogeneic stem cell transplant. The manufacturing process genetically modifies T cells isolated from peripheral blood mononuclear cells in order to express a CD123-specific, hinge-optimized, CD28 co-stimulatory domain-expressing CAR.

In addition to the COH trial with MB-102 that is currently nearing the end of enrollment of AML and BPDCN patients (ClinicalTrials.gov Identifier: NCT02159495), Mustang has initiated a multicenter MB-102 trial under its IND to treat AML, hrMDS, and BPDCN patients (ClinicalTrials.gov Identifier: NCT04109482). This trial is open for the accrual of patients at COH and Duke University, and additional centers are scheduled for initiation at MD Anderson Cancer Center and Dana-Farber Cancer Institute.

MB-106 (CD20 CAR T cell Program for B cell non-Hodgkin lymphoma)

CD20 is a promising target for immunotherapy of B-cell lymphomas. CD20 is a B-cell lineage-specific phosphoprotein that is expressed in high, homogeneous density on the surface of more than 95% of B-cell NHL. CD20 is stable on the cell surface with minimal shedding or internalization upon binding antibody and is present at only nanomolar levels as soluble antigen. It is well established as an effective immunotherapy target, with extensive studies demonstrating improved tumor responses and survival of B-NHL patients treated with rituximab and other anti-CD20 antibodies. Importantly, CD20 continues to be expressed on the lymphoma cells of most patients with relapsed B-NHL despite repetitive rituximab treatments, and loss of CD20 expression is not a major contributor to treatment resistance. Thus, there is strong rationale for testing CD20 CAR T cells as an immunotherapy for NHL.

More than 70,000 new cases of NHL are diagnosed each year in the United States, and more than 19,000 patients die of this group of diseases annually. Most forms of NHL including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma, which account collectively for ~45% of all cases of NHL, are incurable with available therapies, except for allogenic hematopoietic stem cell transplant (“allo-SCT”). However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft-versus-host disease. Aggressive B-cell lymphomas such as diffuse large B-cell lymphoma account for 30-35% of NHL. The majority of patients with aggressive B-NHL are successfully treated with combination chemotherapy, but a significant proportion relapse or have refractory disease, and the outcome of these patients is poor. Innovative new treatments are therefore urgently needed.

Fred Hutch has an open IND for a Phase 1/2 clinical study to evaluate the maximum tolerated dose of MB-106 (ClinicalTrials.gov Identifier: NCT03277729). Secondary endpoints include safety and toxicity, preliminary antitumor activity as measured by overall response rate and complete remission rate, progression-free survival, and overall survival. The trial will also assess CAR T cell persistence and determine the potential immunogenicity of the cells, and Mustang together with Fred Hutch will determine a recommended Phase 2 dose. Fred Hutch intends to enroll approximately 30 subjects on the trial, which is being led by principal investigator Mazyar Shadman, M.D., M.P.H., Assistant Member of Fred Hutch’s Clinical Research Division. This IND was submitted on February 24, 2017, with Fred Hutch as the sponsor.

The IND was amended in 2019 to incorporate an optimized manufacturing process that had been developed in collaboration with Mustang. Due to the expected increased potency of the CAR-T cells, the dose in the first cohort treated with this optimized manufacturing process was reduced back to the cohort 1 dose of 3.3 x 105 CAR T cells/kg. The first patient treated in this cohort had follicular lymphoma that had relapsed after initial therapy, maintenance therapy, and two salvage regimens. She achieved a complete response (CR) on Day 28, and no cytokine release syndrome or neurologic toxicity was observed. While this initial success using the optimized MB-106 process is important, additional clinical testing is necessary, and accrual to the new cohort continues.

MB-104 (CS1 CAR T for Multiple Myeloma and Light Chain Amyloidosis)

CS1 (also known as CD319, CRACC and SLAMF7) was identified as an NK cell receptor regulating immune functions. It is also expressed on B cells, T cells, dendritic cells, NK-T cells, and monocytes. CS1 is overexpressed in multiple myeloma (“MM”) and light chain amyloidosis (“AL”), which makes it a good target for immunotherapy. A humanized anti-CS1 antibody, elotuzumab (Empliciti™), has shown promising results in clinical studies. Despite great advances in treatment, MM remains an incurable malignancy of plasma cells. AL is a protein deposition disorder that is a result of a plasma cell dysplasia, similar to MM. Immunotherapy is an attractive approach for AL because of the low burden of disease. Our academic partners at COH have developed a novel second generation CS1-specific CAR T cell therapy. In preclinical studies, they have demonstrated efficacy of these CAR T cells, both in vitro and in vivo, within the context of clinically relevant models of MM and AL. COH is evaluating the safety of this CS1-specific CAR T cell therapy in a Phase 1/2 trial that commenced in the first half of 2019 (ClinicalTrials.gov Identifier: NCT03710421).

CAR T Therapies for Solid Tumors

MB-101 (IL13Ra2 CAR T Cell Program for Glioblastoma)

GBM is the most common brain and central nervous system (“CNS”) cancer, accounting for 45.2% of malignant primary brain and CNS tumors, 54% of all gliomas, and 16% of all primary brain and CNS tumors. An estimated 12,390 new glioblastoma cases were predicted in 2017 in the U.S. Malignant brain tumors are the most common cause of cancer-related deaths in adolescents and young adults aged 15-39 and the most common cancer occurring among 15-19 year-olds in the U.S. While GBM is a rare disease [(2-3 cases per 100,000 persons per year in the U.S. and European Union (“EU”)], it is quite lethal, with five-year survival rates historically under 10%. Standard of care therapy consists of maximal surgical resection, radiation and chemotherapy with temozolomide, which, while rarely curative, is shown to extend median overall survival from 4.5 to 15 months. GBM remains difficult to treat due to the inherent resistance of the tumor to conventional therapies.

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

Our academic partners at COH have an open IND to assess the feasibility and safety of using TCM or TN/MEM enriched IL13Ra2-specific CAR engineered T cells for clinical study participants with recurrent/refractory malignant glioma (ClinicalTrials.gov Identifier: NCT02208362). This IND was submitted in October 2014, with COH as the sponsor. COH has enrolled and treated 60patients as of December 31, 2019. In the annual meeting of the American Association for Cancer Research in April 2018, our collaborators at COH presented the preliminary data for patients enrolled on Arm 2 of the protocol (the “Intracavitary Arm”). The investigators reported that the CAR T cells were well-tolerated, meaning that no dose-limiting toxicities were seen to date. In 2016 the investigators reported on a patient that they determined had a complete response to treatment based on the imaging and clinical features set forth by the Response Assessment in Neuro-Oncology Criteria (“RANO”). This result was published as a case report in the New England Journal of Medicine (Brown CE et al. NEJM. 2016;375:2561-9). As described in the paper, a patient with recurrent multifocal glioblastoma received multiple infusions of IL13Ra2-specific CAR T cells over 220 days through two intracranial delivery routes – infusions into the resected tumor cavity followed by infusions into the ventricular system. Intracranial infusions of IL13Rα2-targeted CAR T cells were not associated with any toxic effects of grade 3 or higher. After CAR T-cell treatment, regression of all intracranial and spinal tumors was observed, along with corresponding increases in levels of cytokines and immune cells in the cerebrospinal fluid. This clinical response was sustained for 7.5 months after the initiation of CAR T-cell therapy; however, the patient’s disease eventually recurred at four new locations that were distinct and non-adjacent to the original tumors, and biopsy of one of these lesions showed decreased expression of IL13Rα2. With enrollment in this Phase 1 study nearly complete, COH has established the recommended Phase 2 dose, schedule and route of administration, as well as optimal T cell selection. Results from this study have laid the foundation for 3 new MB-101 studies:

1.	MB-101 with or without nivolumab and ipilimumab in treating patients with recurrent or refractory glioblastoma (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04003649)
2.	MB-101 in treating patients with recurrent or refractory glioblastoma with a substantial component of leptomeningeal disease (expected to open for enrollment in the second half of 2020)
3.	MB-101 in combination with the C134 oncolytic virus (MB-108) in treating patients with recurrent or refractory glioblastoma (expected to open for enrollment in the first half of 2021)

MB-103 (HER2 CAR T for GBM & Metastatic Breast Cancer to Brain)

HER2/neu (“HER2”) is a growth-promoting protein on the outside of all breast cells. Breast cancer cells with higher than normal levels of HER2 are called HER2-positive (“HER2+”). These cancers tend to grow and spread faster than other breast cancers. Breast cancer is the most commonly diagnosed cancer in women, with over 42,000 women in the United States expected to die from advanced metastatic disease in 2020. Approximately 20% to 25% of breast cancers overexpress HER2, which is an established therapeutic target of both monoclonal antibodies (mAbs) and receptor tyrosine kinase inhibitors. With the advent of effective mAbs directed against HER2, the median overall survival of patients with metastatic HER2+ breast cancer has improved. However, management of metastatic disease in the brain and/or CNS – observed in up to 50% of HER2+ breast cancer patients – continues to be a clinical challenge in large part due to the inability of mAbs to sufficiently cross the blood-brain barrier. Although small-molecule inhibitors of HER2 exist and have been clinically approved, their single-agent efficacy in the context of metastatic disease to the brain has been limited. While HER2-targeted therapy in combination with conventional agents has shown some promise for the treatment of patients with metastatic breast cancer, control of brain metastases remains a significant unmet clinical need, as most patients survive less than two years following CNS involvement. Recent advances in cellular immunotherapy approaches have underscored the potential for potent antitumor immune responses and clinical benefit against solid cancers, and these approaches may be effective in the treatment of HER2+ cancers – in particular breast cancer – that have metastasized to the brain. Likewise, HER2 has been suggested as a suitable target for GBM, wherein elevated HER2 protein levels have been correlated with impaired survival.

CAR-based T-cell immunotherapy is being actively investigated for the treatment of solid tumors, including HER2+ cancers. Our academic partners at COH have developed a second-generation HER2-specific CAR T-cell for the treatment of brain and/or leptomeningeal metastases from HER2 positive cancers, as well as for the treatment of refractory/relapsed HER2+ GBM. COH’s preclinical data demonstrate effective targeting of breast cancer brain metastases with intraventricular delivery of CAR T cells expressing HER2-CARs that contain the 4-1BB costimulatory domain. COH is evaluating the safety of this HER2-specific CAR T cell therapy in two Phase 1 clinical trials that commenced in the fourth quarter of 2018 (ClinicalTrials.gov Identifier: NCT03389230 for HER2+ GBM; ClinicalTrials.gov Identifier: NCT03696030 for HER2+ brain metastases).

MB-105 (PSCA CAR T for Prostate & Pancreatic Cancers)

PSCA is a glycosylphosphatidylinositol-anchored cell membrane glycoprotein. In addition to being highly expressed in the prostate it is also expressed in the bladder, placenta, colon, kidney, and stomach. This gene is upregulated in a large proportion of prostate cancers and is also detected in cancers of the bladder and pancreas. The gene includes a polymorphism that results in an upstream start codon in some individuals; this polymorphism is thought to be associated with a risk for certain gastric and bladder cancers. Prostate cancer may be amenable to T cell-based immunotherapy since several tumor antigens, including prostate stem-cell antigen (“PSCA”), are widely overexpressed in metastatic disease. Our academic partners at COH have developed a second-generation PSCA-specific CAR T cell therapy that has demonstrated robust in vitro and in vivo anti-tumor activity in patient-derived, clinically relevant, bone-metastatic prostate cancer xenograft models. COH is evaluating the safety of this PSCA-specific CAR T cell therapy in a Phase 1 trial treating patients with PSCA+ metastatic castration-resistant prostate cancer (ClinicalTrials.gov Identifier: NCT03873805).

Technology to Convert GBM from an Immunologically Cold Tumor to an Immunologically Hot Tumor

MB-108 (HSV-1 oncolytic virus C134)

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

To improve this virus over its first-generation predecessors, modifications have focused on improving viral replication, spread within the tumor bed, and enhancing bystander damage to uninfected tumor cells. These effects cumulatively should result in converting an immunologically cold tumor to an immunologically hot tumor, which Mustang anticipates will increase the efficacy of its IL13Rα2-directed CAR T for the treatment of GBM.

UAB is the clinical trial site for the Phase 1 trial of MB-108, and they have initiated a Phase 1 trial that began enrolling patients in 2019 (ClinicalTrials.gov Identifier: NCT03657576). The primary objective of this study is to determine the safety and tolerability of stereotactic intracerebral injections of escalating doses of MB-108 and to determine the maximally tolerated dose (“MTD”) of the oncolytic virus. Secondary objectives are to obtain preliminary information about the potential benefit of MB-108 in the treatment of patients with recurrent malignant gliomas, including relevant data on markers of efficacy, including time to tumor progression and patient survival. In the second half of 2020, Mustang intends to combine MB-108 with MB-101 to potentially enhance efficacy in treating GBM.

INTELLECTUAL PROPERTY AND PATENTS

General

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the U.S. and in other countries. Our policy is to actively seek to obtain, where appropriate, the broad intellectual property protection for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and elsewhere in the world.

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

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. There is even an opportunity under specific circumstances to keep the contents of patent applications hidden until the patent application matures to an issued patent. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference or derivation proceedings declared by the U.S. Patent and Trademark Office (“USPTO”) to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still be minimal. Additionally, statutory caps impose further limitation on any such extensions.

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

In March 2015, we licensed intellectual property related to CAR T technology from COH. The intellectual property licensed thereunder includes two granted U.S. patents and pending patent applications in a number of countries, including the U.S. and the EU, as well as pending patent applications in Japan, China, South Korea, Australia and the developing world. These granted patents include claims directed to nucleic acids and expression vectors encoding CARs targeting IL13Rα2 and CD123. The granted patents and any patents maturing from these pending applications will expire no sooner than October 2033. The pending applications in these patent families also include various claims relating to CARs, T cells that express the CARs, methods of treatment utilizing the CAR T cells and additional specific features to optimize administration of CAR T cells, targeting, binding specificity, cell stimulation and persistence. Additional applications and pending claims from COH that we have rights to include the use of an optimized hinge region for many targeted CAR constructions, along with compositions and methods to isolate and transfect T memory cells to improve cellular persistence, as well as applications and claims related to CS1-, HER2-, and PSCA-targeted CARs.

Also, in March 2015, we executed a sponsored research agreement with COH, pursuant to which research is performed in the laboratory of Drs. Stephen Forman and Christine Brown. The sponsored research agreement gives us the right to first negotiation under specified maximum terms regarding any future inventions arising from the laboratory.

In May 2017, we licensed intellectual property related to CAR T technology for targeting CD20 from Fred Hutch. The intellectual property includes an international application under the Patent Cooperation Treaty (i.e., a PCT application), which has now entered the national stage of multiple countries including the U.S., EU, Japan, China, and Canada, among others. These applications contain claims relating to various CD20-targeting CAR constructs and CAR T cells, as well as methods of making and using the same. In May 2018, national stage applications claiming priority to the PCT application were filed in several jurisdictions around the world, including the U.S. and Europe, in order to begin substantive examination of the claims. Patents maturing from these national stage applications will expire no sooner than March 2037.

In March 2017, we licensed intellectual property related to antibodies and binding agents that specifically bind to PSCA from the University of California Los Angeles (“UCLA”). The intellectual property includes multiple granted patents and pending applications from around the world including the U.S., EU, Japan, China, and Canada. The granted patents and patents maturing from the pending applications will expire no sooner than March 2027.

In August 2018, we licensed from St. Jude Children’s Research Hospital XSCID Technology related to an ex vivo lentiviral vector gene therapy program to provide a normal copy of the IL2RG gene to patients born with XSCID.

In February 2019, we licensed Material and Technical Information related to the HSV-1 oncolytic virus C134 from Nationwide in Columbus, Ohio.

In August 2019, we licensed from CSL Behring (Calimmune) the CytegrityTM stable producer cell line developed and used by St. Jude. The Cytegrity™ stable producer cell line will be used to produce the viral vector for MB-107.

In addition to the technology the company has in-licensed, Mustang has also developed its own proprietary intellectual property, both alone and in conjunction with COH. In particular, Mustang filed a U.S. provisional application directed to optimized methods for manufacturing cell-based therapeutics, and Mustang and COH, as co-applicants, filed a U.S. provisional application directed to methods of treating hematological cancers.

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended (the “FDCA”), to provide market exclusivity for certain of our product candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or diseases that affect more than 200,000 individuals in the U.S. but for which the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first approval of a designated orphan product from the FDA will be granted a seven-year period of marketing exclusivity for such FDA approved orphan product.

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

City of Hope Licenses

In February 2017, the Company and COH amended and restated their license agreement, dated March 17, 2015 (the “Original Agreement”), by entering into three separate amended and restated exclusive license agreements, one relating to the CD123-directed CAR T program, one relating to the IL13Rα2-directed CAR T program, and one relating to the Spacer technology (described below). The total potential consideration payable to COH by the Company, in equity or cash, did not in the aggregate change materially from the Original Agreement. As of December 31, 2019, COH owns 845,385 shares of Class A common stock and 448,203 shares of common stock, representing approximately 3.2% of ownership, and has the right to appoint a director to the Board of Directors (the “Board”). The Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

In addition, the Company entered into a sponsored research agreement with COH under which the Company has and will fund continued research in the amount of $2.0 million per year, payable in four equal installments, through the first quarter of 2020. The research covered under this arrangement is for the IL13Rα2-directed CAR T program, the CD123-directed CAR T program, and the Spacer technology.

CD123 License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to the CD123-directed CAR T program (the “CD123 License”). Pursuant to the CD123 License, the Company and COH acknowledged that an upfront fee had already been paid under the Original Agreement. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling up to approximately $14.5 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

CD123 CRA

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123-directed CAR T program (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA, the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $76,000 annually pertaining to the clinical development of CD123.

IL13Rα2 License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to the IL13Rα2-directed CAR T program (the “IL13Rα2 License”). Pursuant to the IL13Rα2 License, the Company and COH acknowledged that an upfront fee had already been paid under the Original Agreement. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling up to approximately $14.5 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IL13Rα2 CRA

In February 2017, the Company entered into a Clinical Research Support Agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA, the Company made an upfront payment of approximately $9,300 and will contribute an additional $136,311 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $66,000 annually pertaining to the clinical development of IL13Rα2.

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

On May 31, 2017, the Company entered into an exclusive license agreement (the “HER2 Agreement”) with COH for the use of HER2 CAR T technology (“HER2 Technology”), which is currently being applied in the treatment of glioblastoma multiforme and in the treatment of HER2+ cancers – in particular breast cancer – that have metastasized to the brain. Pursuant to the HER2 Agreement, the Company paid an upfront fee of $0.6 million and owes an annual maintenance fee of $50,000 (which began in 2019). In addition, COH is eligible to receive milestone payments totaling up to $14.9 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product.

CS1 Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “CS1 Agreement”) with COH for the use of CS1-specific CAR T technology (“CS1 Technology”), which is currently being applied in the treatment of multiple myeloma. Pursuant to the CS1 Agreement, the Company paid an upfront fee of $0.6 million and owes an annual maintenance fee of $50,000 (which began in 2019). In addition, COH is eligible to receive milestone payments totaling up to $14.9 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product.

PSCA Technology License

On May 31, 2017, the Company entered into an exclusive license agreement (the “PSCA Agreement”) with COH for the use of PSCA CAR T technology (“PSCA Technology”), which is currently being applied in the treatment of PSCA+ metastatic castration-resistant prostate cancer. Pursuant to the PSCA Agreement, the Company paid an upfront fee of $0.3 million and owes an annual maintenance fee of $50,000 (which began in 2019). In addition, COH is eligible to receive milestone payments totaling up to $14.9 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product.

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

City of Hope SRA

On January 3, 2018, the Company entered into a Sponsored Research Agreement (“SRA”) with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company funded continued research in the amount of $0.9 million for the program, with an initial term of two (2) years. Mustang and COH are currently negotiating a possible extension for an additional two-year period.

University of California License

On March 17, 2017, the Company entered into an exclusive license agreement with the Regents of UCLA (the “UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. Pursuant to the UCLA License, the Company paid UCLA the upfront fee of $0.2 million and owes an annual maintenance fee of $15,000 for the first two years, $25,000 for years three and four, and $50,000 per year thereafter. In addition, UCLA is eligible to receive milestone payments totaling up to $14.3 million, upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products.

Fred Hutchinson Cancer Research Center License

CD20 Technology License

Effective July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutch for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (the “CD20 Technology License”). Pursuant to the CD20 Technology License, the Company paid Fred Hutch an upfront fee of $0.3 million and owes an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by the Company of regulatory approval of a licensed product using the CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million. Royalty payments in the mid-single digits are due on net sales of licensed products.

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

Fred Hutchinson Cancer Research Center SRA

On March 17, 2018, the Company entered into an SRA with Fred Hutch related to developing and optimizing processes and systems associated with CD20 cell processing. Pursuant to the SRA, the Company funded continued research in the amount of $0.6 million during the term of the SRA, which expired in March 2019.

Nationwide Children’s Hospital License

On February 20, 2019, the Company entered into an exclusive worldwide license agreement with Nationwide for the development of an oncolytic virus (C134) for the treatment of glioblastoma multiforme. The Company paid $0.2 million in consideration for the exclusive license. Nationwide is eligible to receive additional payments totaling $77.5 million upon the achievement of ten development and commercialization milestones. Royalty payments in the low-single digits are due on net sales of licensed products.

CSL Behring (Calimmune) License

On August 23, 2019, the Company entered into a non-exclusive license agreement with CSL Behring (Calimmune) for the CytegrityTM stable producer cell line for the production of MB-107 lentiviral gene therapy. The Cytegrity™ stable producer cell line will be used to produce the viral vector for Mustang’s MB-107 lentiviral gene therapy program for the treatment of X-linked severe combined immunodeficiency (XSCID). Mustang licensed MB-107 from St. Jude in August 2018. The Company paid $0.2 million in consideration for the license. CSL Behring (Calimmune) is eligible to receive additional payments totaling $1.2 million upon the achievement of three development and commercialization milestones. Royalty payments in the low-single digits are due on net sales of licensed products.

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

The field of CAR T therapy is extremely active. Companies and partnerships currently engaged in clinical trials with CAR T modalities include Bristol Myers Squibb, Novartis Pharmaceuticals/University of Pennsylvania, Bluebird Bio, Allogene Therapeutics, Cellectis, Gilead Sciences, Bellicum Pharmaceuticals, MD Anderson/Ziopharm Oncology, Atara Biotherapeutics, Celyad, Autolus Therapeutics, Precigen and Precision BioSciences.

The gene therapy field is characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We are aware of companies currently engaged in developing gene therapies in various indications, including Abeona Therapeutics, Adverum Biotechnologies, Astellas, AVROBIO, Axovant Sciences, Biogen, Bluebird Bio, BioMarin Pharmaceutical, Homology Medicines, Krystal Biotech, MeiraGTx, Novartis Pharmaceuticals, Orchard Therapeutics, Passage Bio, Prevail Therapeutics, REGENXBIO, Rocket Pharmaceuticals, Roche, Sangamo Therapeutics, Sarepta Therapeutics, Solid Biosciences, Ultragenyx Pharmaceuticals, uniQure and Voyager Therapeutics, as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression.

EMPLOYEES

As of December 31, 2019, we had fifty-one full-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement and we consider our employee relations to be good. Employees of Fortress also make valuable financial, legal, scientific and other strategic contributions to Mustang on a regular basis.

SUPPLY AND MANUFACTURING

As an early stage development company, we rely on our research partners to manufacture all materials currently used in the clinical development programs we are sponsoring at COH, Fred Hutch, St. Jude, and UAB under the IND applications filed by these institutions. UAB is the clinical trial site for the Phase 1 trial of Nationwide’s C134 oncolytic virus (MB-108). Pursuant to the March 2015 Licensing Agreement with COH, we have the right to make and have made the products, and we have negotiated Investigator-Initiated Clinical Research Support Agreements with COH and Fred Hutch which specify the manufacturing costs and numbers of patients which will be supplied under filed protocols. Our research partners have extensive experience manufacturing clinical materials for development studies, but we are currently dependent on both their capacity limitations and continued operating success to manufacture viral vector and to process cells for all CAR T clinical trials for which these partners hold the INDs, as well as to have manufactured oncolytic virus for the MB-108 investigator-IND clinical trial being conducted at UAB.

We have limited experience in processing cells for clinical or commercial purposes. In 2018 we opened our own cell processing facility in Worcester, Massachusetts, in order to manufacture and supply product candidates for all clinical trials that will be conducted under IND applications to be filed by us. In August 2019, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102 (CD123 CAR T). As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.

We expect to rely on contract manufacturing relationships for lentiviral vectors and for the MB-108 oncolytic virus, as well as for any non-CAR T products that we may in-license or acquire in the future for co-administration with our CAR T products. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers for these current and potential future non-CAR T products would be subject to ongoing periodic and unannounced inspections by the FDA, the U.S. Drug Enforcement Administration (“DEA”) and corresponding state agencies to ensure strict compliance with the Current Good Manufacturing Practice regulations (“cGMP”) and other state and federal regulations. Our contractors, if any, in Europe would face similar challenges from the numerous EU and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers for these current and potential future non-CAR T products after commercialization, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

GOVERNMENT AND INDUSTRY REGULATIONS

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities. None of our product candidates has been approved for sale in any market in which we have marketing rights. Before marketing in the U.S., any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDCA. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products.

The regulatory review and approval process is lengthy, expensive and uncertain. We are required to submit extensive preclinical and clinical data and supporting information to the FDA for each indication or use to establish a product candidate’s safety and efficacy before we can secure FDA approval to market or sell a product in the U.S. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or surveillance. Before commencing clinical trials in humans, we must submit an IND to the FDA containing, among other things, preclinical data, chemistry, manufacturing and control information, and an investigative plan. Our submission of an IND may not result in FDA authorization to commence a clinical trial.

The FDA may permit expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its fast track drug development programs. A sponsor can apply for fast track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the new drug application (“NDA”) or biologics license application (“BLA”). To receive fast track designation, an applicant must demonstrate:

•	that the therapy is intended to treat a serious or life-threatening condition;

•	that the therapy is intended to treat a serious aspect of the condition; and

•	that the therapy has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review of a completed application in six months or less and also may be permitted to submit portions of an NDA or BLA to the FDA for review before the complete application is submitted.

Sponsors of drugs designated as fast track also may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Approval will be subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome. Post-marketing studies are usually underway at the time an applicant files the NDA. When required to be conducted, such post-marketing studies must also be adequate and well-controlled. The applicant must carry out any such post-marketing studies with due diligence. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all, and, therefore, could not submit the NDA or BLA to the FDA or foreign regulatory authorities for marketing approval.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted.

For purposes of NDA or BLA approval, clinical trials are typically conducted in the following sequential phases:

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

Sponsors of drugs may apply for a special protocol assessment (“SPA”) from the FDA. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for an NDA or BLA. However, final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the Phase 3 trial. The SPA may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy.

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA an NDA or BLA containing the preclinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept an NDA or BLA for filing if certain content criteria are not met and, even after accepting an NDA or BLA, the FDA may often require additional information, including clinical data, before approval of marketing a product.

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of an NDA or BLA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform to cGMP. Manufacturers must expend significant time, money and effort to ensure continued compliance, and the FDA conducts periodic inspections to certify compliance. It may be difficult for our manufacturers or for us to comply with the applicable cGMP, as interpreted by the FDA, and other FDA regulatory requirements. If we, or our contract manufacturers, fail to comply, then the FDA may not allow us to market products that have been affected by the failure.

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

Other Healthcare Laws and Compliance Requirements

In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments.

Pharmaceutical Coverage, Pricing and Reimbursement

In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the health care reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

International Regulation

In addition to regulations in the U.S., there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Item 1A.	Risk Factors

Investing in our Common Stock or any other type of equity or debt securities we may offer (together, our “Securities”) involves a high degree of risk. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-K, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business and Industry

We currently have no products for sale. We are heavily dependent on the success of our product candidates, and we cannot give any assurances that any of our product candidates will receive regulatory approval or be successfully commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then commercialize such product candidates. Most of our product candidates are currently in early stage clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently have no drug products for sale, currently generate no revenues from sales of any drug products, and may never be able to develop or commercialize a marketable product.

The successful development, and any commercialization, of our technologies and any product candidates that may occur would require us to successfully perform a variety of functions, including:

•	developing our technology platform;

•	identifying, developing, formulating, manufacturing and commercializing product candidates;

•	entering into successful licensing and other arrangements with product development partners;

•	participating in regulatory approval processes, including ultimately gaining approval to market a drug product, which may not occur;

•	obtaining sufficient quantities of our product candidates from our third-party manufacturers to meet clinical trial needs and, if approved, to meet commercial demand at launch and thereafter;

•	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	conducting sales and marketing activities including hiring, training, deploying and supporting our sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may establish; and

•	maintaining patent protection and regulatory exclusivity for our product candidates.

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

Each of our product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in the jurisdictions in which we plan to market the product, obtaining manufacturing supply, building a commercial organization, and significant marketing efforts before we generate any revenues from product sales, which may not occur. We are not permitted to market or promote any of our product candidates in the U.S. or any other jurisdiction before we receive regulatory approval from the FDA or comparable foreign regulatory authority, respectively, and we may never receive such regulatory approval for any of our product candidates.

Delays in the commencement or conduct of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement or conduct of clinical trials can be delayed for a variety of reasons, including, but not necessarily limited to, delays in:

•	obtaining regulatory clearance/approval to commence a clinical trial;

•	identifying, recruiting and training suitable clinical investigators;

•	reaching and preserving agreements on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

•	obtaining sufficient quantities of a product candidate for use in clinical trials;

•	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;

•	developing and validating companion diagnostics on a timely basis, if required;

•	adding new clinical sites once a trial has begun;

•	change in the principal investigator or other key staff overseeing the clinical trial at a given site;

•	identifying, recruiting and enrolling patients to participate in a clinical trial; or

•	retaining (or replacing) patients who have initiated a clinical trial but who may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, personal issues, or other reasons.

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs and delay or prevent our ability to complete development of that product or generate product revenues.

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities, due to a number of factors, including, but not necessarily limited to:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	stopping rules contained in the protocol;

•	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and

•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements and guidance also may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may in turn impact the costs and timing of, and the likelihood of successfully completing, a clinical trial. If we experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed, and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

Product candidates that we advance into clinical trials may not receive regulatory approval.

Pharmaceutical development has inherent risks. We will be required to demonstrate through well-controlled clinical trials that product candidates are effective with a favorable benefit-risk profile for use in their target indications before seeking regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful, as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Also, we may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. As a result, product candidates that we advance into clinical trials may not receive regulatory approval.

In addition, even if our product candidates were to obtain approval, regulatory authorities may approve any such product candidates or any future product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of the product. In addition, the DEA (or foreign equivalent) may classify one or more of our product candidates in scheduling under the Controlled Substances Act (or its foreign equivalent) that could impede such product’s commercial viability. Any of these scenarios could compromise the commercial prospects for one or more of our current or future product candidates.

Any product candidates we advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of any product candidate, including our product candidates, is subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market a product candidate until such product candidate’s Biologics License Application (“BLA”) or NDA is approved by the FDA. The process of obtaining approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to significant clinical testing requirements, our ability to obtain marketing approval for product candidates depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities are inadequate to justify approval. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed.

The FDA and other regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	our inability to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for an indication;

•	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

•	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;

•	the FDA may not approve the manufacturing processes or facilities or those of third-party manufacturers with which we or our respective collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or

•	the approval policies or regulations of the FDA may significantly change in a manner rendering the clinical data insufficient for approval or the product characteristics or benefit-risk profile unfavorable for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, recent events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

Any product candidate we advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Unacceptable adverse events caused by any of our product candidates that we advance into clinical trials could cause regulatory authorities to interrupt, delay or stop clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

We have not completed testing for any of our product candidates for the indications for which we intend to seek product approval in humans, and we currently do not know the extent of the adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates causes unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such products, or, if such product candidates are approved for marketing, future adverse events could cause us to withdraw such products from the market.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We may enter into development and supply agreements with contract manufacturers for the completion of pre-commercialization manufacturing development activities and, if approved, the manufacture of commercial supplies for one or more of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition and frustrate any commercialization efforts for each respective product candidate.

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including current good manufacturing practice (“cGMP”) requirements enforced by the FDA through its establishment inspection program. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party suppliers and contract manufacturers, but we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, restrictions on imports and exports, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product and customer confidence in our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recalls, re-stocking costs, damage to our reputation and potential for product liability claims.

If the contract manufacturers upon whom we may rely to manufacture one or more of our product candidates, and any future product candidate we may in-license, fails to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our lentiviral vectors in accordance with GMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, market authorization application and BLA submissions and approval of our product candidates, or to support commercialization of our products, if approved. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time.  If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.

We may be forced to enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture lentiviral vector for our drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval or impact our ability to successfully commercialize our product or any future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

Our approach to the development of our product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value.

Our products candidates are emerging technologies and, consequently, it is conceivable that such technologies may ultimately fail to develop into commercially viable therapies to treat human patients with cancer or other diseases. One of the reasons for the lack of commercial viability could be our inability to obtain regulatory approval for such technologies.

If serious adverse or unacceptable side effects are identified during the development of one or more of our product candidates or any future product candidate, we may need to abandon or limit our development of some of our product candidates.

If one or more of our product candidates or any future product candidate are associated with undesirable side effects or adverse events in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause serious adverse events that prevented further development of the compound. In the event that our clinical trials reveal a high or unacceptable severity and prevalence of adverse events, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and has resulted in substantial delays in the approval of several new drugs. Adverse events or undesirable side effects caused by one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling or in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, which would, in turn, prevent us from commercializing and generating market acceptance and revenues from the sale of that product candidate. Adverse events or side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

Additionally, if one or more of our product candidates or any future product candidate receives marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may require the addition of unfavorable labeling statements, including specific warnings , black box warnings, adverse reactions, precautions, and/or contraindications;

•	regulatory authorities may suspend or withdraw their approval of the product, and/or require it to be removed from the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any of our product candidates or any future product candidate or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues, or any revenues, from its sale.

Even if one or more of our product candidates receives regulatory approval, it and any other products we may market will remain subject to substantial regulatory scrutiny.

If one or more of our product candidates that we may license or acquire is approved, the approved product candidate will be subject to ongoing requirements and review by the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug, and requirements regarding our presentations to and interactions with health care professionals.

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, operations, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters, untitled letters, import alerts, and/or inspection observations;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits;

•	suspension or withdrawal of marketing or regulatory approvals;

•	suspension of any ongoing clinical trials;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	Injunctions, consent decrees, and/or the imposition of civil or criminal penalties.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, or negatively affect those products for which we may have already received regulatory approval, if any. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to the various actions listed above, including losing any marketing approval that we may have obtained.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013, with requirements for manufacturers to submit reports to CMS by March 31, 2014, and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014 and is annually updated; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Regulatory approval by the FDA, or any similar regulatory authorities outside the United States, is limited to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA, or other similar regulatory authorities outside the United States. In addition to the regulatory approval required for new drug products, new formulations or indications for an approved product also require regulatory approval. If we are not able to obtain regulatory approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA, or similar regulatory authorities outside the United States. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in certain circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines or penalties, or could result in disgorgement of money, operating restrictions, corrective advertising, injunctions or criminal prosecution, any of which could harm our business.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In the U.S. and some foreign jurisdictions, there have been a number of proposed and enacted legislative and regulatory changes regarding the healthcare system that could prevent or delay marketing approval of one or more of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our product candidates for which we obtain marketing approval.

Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

Among the provisions of the ACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible to enroll in the 340B Drug Pricing Program to include certain critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals, but exempting certain drugs from the ceiling price requirements for these covered entities;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements. The proposal related to protected classes has been withdrawn and the disclosure requirements have been rejected by the courts. In addition, a proposed rule that would have passed drug rebates to consumers at the point of sale also has been withdrawn. However, it appears the Trump Administration will continue to explore its authority to make regulatory changes to the pharmaceutical industry. For example, the Trump Administration released an Advance Notice of Proposed Rulemaking related to an international price index model. It is unclear what eventually will be proposed, but the President has alluded to the concept of “most favored nation” pricing with regards to U.S. drug purchasing. In addition, HHS, in conjunction with the FDA, released two pharmaceutical importation models in December 2019: (1) a Notice of Proposed Rulemaking to permit importation of pharmaceuticals from Canada, and (2) draft FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the U.S. President has taken several executive actions, specifically through rulemaking and guidance, that could impact the pharmaceutical business and industry. A few of the major administrative actions include:

•	On October 9, 2019, CMS issued a proposed rule entitled, Modernizing and Clarifying the Physician Self-Referral Regulations and on the same day the HHS Office of Inspector General issued a similar rule, entitled Revisions to Safe Harbors Under the Anti-Kickback Statute, and Civil Monetary penalty Rules Regarding Beneficiary Inducements. The proposed rules are an effort to reform regulations dealing with anti-kickback and self-referral laws. The proposals are attempting to allow certain financial arrangements that would otherwise violate anti-kickback and self-referral laws for providers that are participating in value-based payment arrangements. The proposed rule could impact drug purchasing behavior to ensure providers are within their budget and/or restructure existing payment structures between providers and manufacturers.

•	On October 30, 2019, the Administration issued an advanced notice of proposed rulemaking (“ANPRM”) entitled, International Pricing Index Model for Medicare Part B Drugs. This ANPRM is soliciting feedback on a potential proposal to align United States drug prices in the Medicare Part B program with international prices. It also solicits public feedback on a policy that would allowing private-sector vendors to negotiate prices, take title to drugs, and improve competition for hospital and physician business. Although this is only a notice for a potential rule, it signals the Administration’s desire to regulatorily influence the United States drug pricing system that could adversely affect the industry.

•	On November 15, 2019, CMS issued a proposed rule entitled, Transparency in Coverage and finalized the Calendar Year (“CY”) 2020 Outpatient Prospective Payment System (“OPPS”) & Ambulatory Surgical Center Price Transparency Requirements for Hospitals to Make Standard Charges Rule. Together the rules would increase price transparency through health plans and in hospitals. The affects may influence consumer purchasing habits in the health care sector as a whole. Although the transparency provisions are not yet in effect and the hospital price transparency requirements are subject to litigation, there could be implications for the industry related to drug pricing if or when it is enacted.

•	On November 18, 2019, CMS issued a proposed rule entitled, Medicaid Fiscal Accountability Regulation (“MFAR”). The proposed rule would significantly impact states’ ability to finance their Medicaid programs. If finalized, the MFAR could force states to restructure their Medicaid financing that could disincentivize or change state prescription drug purchasing behavior that would adversely impact the industry.

•	On December 18, 2019, the FDA issued a proposed rule entitled, Importation of Prescription Drugs. The proposed rule would allow the importation of certain prescription drugs from Canada. If finalized, states or other non-federal government entities would be able to submit importation program proposals to FDA for review and authorization. This proposed rule could also influence pricing practices in the United States.

•	On January 30, 2020, CMS issued a state waiver option entitled, Health Adult Opportunity (“HAO”). The HAO would allow states to restructure benefits and coverage policies for their Medicaid programs. The HAO will provide states administrative flexibilities in exchange for a capped federal share. The cap on the federal share is commonly referred to as a “block grant.” Importantly, the HAO allows states to set formularies that align with Essential Health Benefit requirements while still requiring manufacturers to participate in the Medicaid Rebate Program. Depending on utilization of the HAO by states, it could impact the industry – especially if states elect to use a formulary.

It is also possible that the Trump Administration will include drug pricing proposals in annual rulemaking throughout the year. As noted above, it is impossible to predict whether these policies will be included in future rulemaking; however, it is possible and worth noting.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business or the business of our partners.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, ability to accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business or the business of our partners. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough nonessential FDA employees and stop routine activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the timing of our or our partners’ development process may be delayed, which could result in delayed milestone revenues and materially harm our operations or business.

Public concern regarding the safety of drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of the U.S. Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any of our product candidates, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any of our product candidates, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize our product candidates may be otherwise adversely impacted.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for one or more of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications that we are targeting for our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including, but not necessarily limited to:

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates or future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and, if approved, marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others will not render one or more of our product candidates obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render one or more of our product candidates obsolete or noncompetitive.

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

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidates seen in a broader patient group, (i.e., based on actual use);

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	changes in regulatory requirements by government authorities for our product candidates;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

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

Generic therapies are typically sold at lower prices than branded therapies and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, our product candidates will face increasing competition in the form of generic versions of branded products of competitors, including those that have lost or will lose their patent exclusivity. In the future, we may face additional competition from a generic form when the patents covering them begin to expire, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of our product candidates translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic alternatives.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. We intend to seek approval to market our product candidates in the U.S., the EU and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or future introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

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

Factors that may inhibit our efforts to commercialize our products on our own include, but are not necessarily limited to:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating our own sales and marketing organization.

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

We rely on our licensors to conduct some of our preclinical studies and some of our clinical trials for our product candidates and for future product candidates, and we rely on third-party contract research organizations and site management organizations to conduct most of the remainder of our preclinical studies and all the rest of our clinical trials. We expect to continue to rely on third parties, such as our licensors, contract research organizations, site management organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices (“GLPs”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our preclinical studies and/or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

If any of our relationships with these third-party contract research organizations or site management organizations terminates, we may not be able to enter into arrangements with alternative contract research organizations or site management organizations or to do so on commercially reasonable terms. Switching or adding additional contract research organizations or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our contract research organizations or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control could disrupt the ability of our third-party CROs, site management organizations, clinical data management organizations, medical institutions, and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate. For instance, the developing situation in China and globally regarding the coronavirus disease outbreak has the potential to adversely impact our product development activities. At this time, the impact of the coronavirus disease outbreak is not having a material adverse effect on our business, but no assurance can be given it will not in the future if the situation persists.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We may rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of one or more product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:

•	reliance on the third party for regulatory compliance and quality assurance, while still being required by law to establish adequate oversight and control over products furnished by that third party;

•	the possible breach of the manufacturing agreement by the third party;

•	manufacturing delays if our third-party manufacturers are unable to obtain raw materials due to supply chain disruptions, give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

The facilities used by contract manufacturers to potentially manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our contract manufacturers, but we do not control the day-to-day manufacturing operations of, and are dependent on, the contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, restrictions on imports and exports, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that may receive marketing approval on a timely and competitive basis.

We also expect to rely on other third parties to distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

As part of our strategy to mitigate development risk, we seek to develop product candidates with well-studied mechanisms of action, and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates or any future product candidate. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised.

If we breach any of the agreements under which we license rights to one or more of product candidates from others, we could lose the ability to continue to develop and, if approved, commercialize such product candidate.

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

Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including but not necessarily limited to noncompliance with regulatory standards and requirements or internal procedures, policies or agreements to which such employees, consultants and partners are subject, any of which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third-party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with cGMPs, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, comply with internal procedures, policies or agreements to which such employees, consultants or partners are subject, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant, or third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other civil and/or criminal sanctions.

We receive a large amount of proprietary information from potential or existing licensors of intellectual property and potential acquisition target companies, all pursuant to confidentiality agreements. The confidentiality and proprietary invention assignment agreements that we have in place with each of our employees and consultants prohibit the unauthorized disclosure of such information, but such employees or consultants may nonetheless disclose such information through negligence or willful misconduct. Any such unauthorized disclosures could subject us to monetary damages and/or injunctive or equitable relief. The notes, analyses and memoranda that we have generated based on such information are also valuable to our businesses, and the unauthorized disclosure or misappropriation of such materials by our employees and consultants could significantly harm our strategic initiatives – especially if such disclosures are made to our competitors.

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

Our future growth depends in part on our ability to identify and acquire or in-license products, and if we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately and/or effectively evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We rely on information technology, and any internet or internal computer system failures, inadequacies, interruptions or compromises of our systems or the security of confidential information could damage our reputation and harm our business.

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. We could experience system failures and degradations in the future. We cannot assure you that we will be able to prevent an extended and/or material system failure if any of the following or similar events occurs:

•	human error;
•	subsystem, component, or software failure;
•	a power or telecommunications failure;
•	hacker attacks, cyber-attacks, software viruses, security breaches, unauthorized access or intentional acts of vandalism; or
•	terrorist acts or war.

If any of the foregoing events were to occur, our business operations could be disrupted in ways that would require the incurrence of substantial expenditures to remedy. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed clinical trials for one or more of our product conducts could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data and applications, or inappropriate/unauthorized disclosure of confidential or proprietary information (including trade secrets), we could incur liability and our business and financial condition could be harmed.

The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits, or we could lose key data which could cause us to curtail or cease operations.

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, health epidemics and pandemics, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our businesses could be seriously impaired. We have property, liability and business interruption insurance that may not be adequate to cover losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects. Any of the aforementioned circumstances, including without limitation the emerging COVID-19 virus, may also impede our employees’ and consultants’ abilities to provide services in-person and/or in a timely manner; hinder our ability to raise funds to finance our operations on favorable terms or at all; and trigger effectiveness of “force majeure” clauses under agreements with respect to which we receive goods and services, or under which we are obligated to achieve developmental milestones on certain timeframes. Disputes with third parties over the applicability of such “force majeure” clauses, or the enforceability of developmental milestones and related extension mechanisms in light of such business interruptions, may arise and may become expensive and time-consuming.

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

We have concentrated much of our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidates in particular. Because CAR T is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including, but not necessarily limited to:

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

There are many different types of cancer, and a treatment that is effective against one type of cancer may not be effective against another. CAR T or other technologies we pursue may only be effective in combating specific types of cancer but not others. Even if one or more of our products proves to be an effective treatment against a given type of cancer, the number of patients suffering from such cancer may be small, in which case potential sales from a therapy designed to combat such cancer would be limited.

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

Negative public opinion and increased regulatory scrutiny of the therapies that underpin many of our product candidates may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Public perception may be influenced by claims that one or more of the therapies underpinning our product candidates, including without limitation gene therapy, is unsafe, and such therapy may not gain the acceptance of the public or the medical community. In particular, the success of our gene therapy platforms will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity, could lead to increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that do obtain approval and/or a decrease in demand for any such product candidates. Concern about environmental spread of our products, whether real or anticipated, may also hinder the commercialization of our products.

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

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our success depends, in large part, on our ability to obtain patent protection for product candidates and their formulations and uses. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in obtaining patents or what the scope of an issued patent may ultimately be. These risks and uncertainties include, but are not necessarily limited to, the following:

•	patent applications may not result in any patents being issued, or the scope of issued patents may not extend to competitive product candidates and their formulations and uses developed or produced by others;
•

our competitors, many of which have substantially greater resources than us or our partners, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that may limit or interfere with our abilities to make, use, and sell potential product candidates, file new patent applications, or may affect any pending patent applications that we may have;

•

there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

In addition, patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent positions. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technologies or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Third parties are often responsible for maintaining patent protection for our product candidates, at our and their expense. If that party fails to appropriately prosecute and maintain patent protection for a product candidate, our abilities to develop and commercialize products may be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. Such a failure to properly protect intellectual property rights relating to any of our product candidates could have a material adverse effect on our financial condition and results of operations. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents.

We and our licensors also rely on trade secrets and proprietary know-how to protect product candidates. Although we have taken steps to protect our and their trade secrets and unpatented know-how, including entering into confidentiality and non-use agreements with third parties, and proprietary information and invention assignment agreements with employees, consultants and advisers, third parties may still come upon this same or similar information independently. Despite these efforts, any of these parties may also breach the agreements and may unintentionally or willfully disclose our or our licensors’ proprietary information, including our trade secrets, and we may not be able to identify such breaches or obtain adequate remedies. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our or our licensors’ trade secrets were to be lawfully obtained or independently developed by a competitor, we and our licensors would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our or our licensors’ trade secrets were to be disclosed to or independently developed by a competitor, our competitive positions would be harmed.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the U.S. We might also become involved in derivation proceedings in an event that a third party misappropriates one or more of our inventions and files their own patent application directed to such one or more inventions. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention (or that a third party derived an invention from us) would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the U.S. have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing the same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the U.S. Accordingly, we cannot predict the breadth of claims that may be allowed and remain enforceable in our patents or in those licensed from a third party.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first inventor-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a less burdensome, quicker and less expensive process for challenging issued patents. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

We also may rely on the regulatory period of market exclusivity for any of our biologic product candidates that are successfully developed and approved for commercialization. Although this period in the United States is generally 12 years from the date of marketing approval (depending on the nature of the specific product), there is a risk that the U.S. Congress could amend laws to significantly shorten this exclusivity period. Once any regulatory period of exclusivity expires, depending on the status of our patent coverage and the nature of the product, we may not be able to prevent others from marketing products that are biosimilar to or interchangeable with our products, which would materially adversely affect our business.

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

Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement.

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

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents; or provoke those parties to petition the USPTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or as a matter of public policy. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. Furthermore, adverse results on U.S. patents may affect related patents in our global portfolio.

If we or our licensors are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our success also depends on our ability, and the abilities of any of our respective current or future collaborators, to develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our or our licensors’ intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we or our licensors are not aware. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or such licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we and our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our or any of our licensors’ patent rights are highly uncertain.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to, among other things:

•	obtain additional licenses, which may not be available on commercially reasonable terms, if at all;
•

abandon an infringing product candidate or redesign products or processes to avoid infringement, which may demand substantial funds, time and resources and which may result in inferior or less desirable processes and/or products;

•

pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

•	pay substantial royalties, fees and/or grant cross-licenses to our product candidates; and/or
•	defend litigation or administrative proceedings which may be costly regardless of outcome, and which could result in a substantial diversion of financial and management resources.

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

We are currently a party to license agreements with St. Jude, COH, Fred Hutch, UCLA, Nationwide and other institutions. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We may be subject to claims that our employees and/or consultants have wrongfully used or disclosed to us alleged trade secrets of their former employers or other clients.

As is common in the biopharmaceutical industry, we rely on employees and consultants to assist in the development of product candidates, many of whom were previously employed at, or may have previously been or are currently providing consulting services to, other biopharmaceutical companies, including our competitors or potential competitors. We may become subject to claims related to whether these individuals have inadvertently or otherwise used, disclosed or misappropriated trade secrets or other proprietary information of their former employers or their former or current clients. Litigation may be necessary to defend against these claims. Even if we are successful in defending these claims, litigation could result in substantial costs and be a distraction to management and/or the employees or consultants that are implicated.

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

The types of disputes which may arise between us and the third parties from whom we license intellectual property include, but are not limited to:

•	the scope of rights granted under such license agreements and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to such license agreements;

•	the scope and interpretation of the representations and warranties made to us by our licensors, including those pertaining to the licensors’ right title and interest in the licensed technology and the licensors’ right to grant the licenses contemplated by such agreements;

•	the sublicensing of patent and other rights under our license agreements and/or collaborative development relationships, and the rights and obligations associated with such sublicensing, including whether or not a given transaction constitutes a sublicense under such license agreement;

•	the diligence and development obligations under license agreements (which may include specific diligence milestones) and what activities or achievements satisfy those diligence obligations;

•	whether or not the milestones associated with certain milestone payment obligations have been achieved or satisfied;

•	the applicability or scope of indemnification claims or obligations under such license agreements;

•	the permissibility and advisability of, and strategy regarding, the pursuit of potential third-party infringers of the intellectual property that is the subject of such license agreements;

•	the calculation of royalty, sublicense revenue and other payment obligations under such license agreements;

•	the extent to which license rights, if any, are retained by licensors under such license agreements;

•	whether or not a material breach has occurred under such license agreements and the extent to which such breach, if deemed to have occurred, is or can be cured within applicable cure periods, if any;

•	disputes regarding patent filing and prosecution decisions, as well as payment obligations regarding past and ongoing patent expenses;

•	intellectual property rights resulting from the joint creation or use of intellectual property (including improvements made to licensed intellectual property) by our and our partners’ licensors and us and our partners; and

•	the priority of invention of patented technology.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $125.5 million as of December 31, 2019. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

•

one or more of our product candidates receive regulatory approval and are approved for commercial sale, due to our need to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

•	we are required by the FDA or foreign regulatory authorities to perform studies in addition to those currently expected;

•	there are any delays in completing our clinical trials or the development of any of our product candidates;

•	we execute other collaborative, licensing or similar arrangements that require us to make payments to collaborators or licensors;

•	there are variations in the level of expenses related to our future development programs;

•	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and

•	there are any regulatory developments affecting product candidates of our competitors.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	obtain regulatory approval for one or more of our product candidates, or any future product candidate that we may license or acquire;

•	manufacture or have manufactured commercial quantities of one or more of our product candidates or any future product candidate, if approved, at acceptable cost levels; and

•	develop a commercial organization and the supporting infrastructure required to successfully market and sell one or more of our product candidates or any future product candidate, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of December 31, 2019, we had $62.4 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or, if approved, commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;

•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

•

the rate of progress and costs of our efforts to prepare for the submission of an NDA or BLA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

•	the success of the commercialization of one or more of our product candidates, if approved.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Our corporate and executive office is located at 377 Plantation Street, Worcester, MA 01605.

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

Holders of Record

As of December 31, 2019,  there were approximately 123 holders of record of our common stock and one holder of record for our Class A common stock. The actual number of stockholders of our common shares is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

Our pipeline is currently focused in three core areas: gene therapy programs for rare genetic disorders, CAR T therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapy programs we have partnered with St. Jude in the development of a first-in-class ex vivo lentiviral treatment of XSCID, and for our CAR T therapies we have partnered with the COH, Fred Hutch and Nationwide.

Gene Therapy

In partnership with St. Jude, our gene therapy program (MB-107) is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials: a multicenter trial in newly diagnosed infants sponsored by St. Jude and a single-center trial in previously transplanted patients sponsored by the National Institutes of Health (“NIH”). We plan to file separate Investigational New Drug Applications in 2020 in order to conduct a pivotal non-randomized phase 2 registration trial in each of the two patient populations.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-102, and our clinical trial is expected to begin enrollment in the first half of 2020 for the treatment of patients with acute myeloid leukemia, blastic plasmacytoid dendritic cell neoplasm, and high-risk myelodysplastic syndrome. We expect to file an IND for MB-104 in the second half of 2020 and to initiate our own Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma. We also plan to file an IND and initiate our own clinical trial for MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with GBM. Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by UAB for MB-108 began during the third quarter of 2019 and, in the second half of 2020, we plan to file an IND for the combination of MB-101 and MB-108 for the treatment of patients with GBM. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer.

Recent Events

MB-101 (IL13Rα2 CAR T for Glioblastoma)

In October 2019, Mustang announced that COH received $4.1 million in grant awards for a clinical trial of MB-101 (IL13Rα2-targeted CAR T) in combination with nivolumab (commercial name: Opdivo®) and ipilimumab (commercial name: Yervoy®) in patients with recurrent malignant glioma. The trial, which is now enrolling patients, is the first human study to combine IL13Rα2-targeted CAR T cell therapy with checkpoint inhibitors, as well as the first to locally deliver CAR T cells with systemic nivolumab combination treatment. Additional information on the trial can be found on www.CinicalTrials.gov using identifier NCT04003649.

MB-105 (PSCA CAR T for Prostate & Pancreatic Cancers)

In September 2019, we announced that COH had opened and initiated patient treatments in a Phase 1 clinical trial of MB-105, a PSCA CAR T technology for the treatment of prostate cancer. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03873805.

MB-102 (CD123 CAR T for AML)

On August 5, 2019, we announced that the FDA had approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102 (CD123 CAR T) in acute myeloid leukemia (“AML”), blastic plasmacytoid dendritic cell neoplasm (“BPDCN”) and high-risk myelodysplastic syndrome (“hrMDS”). We will begin enrollment on our MB-102 clinical trial in the first half of 2020 and process patient cells in our manufacturing facility, which opened in June 2018. Additional information on the trial can be found on www.CinicalTrials.gov using identifier NCT04109482.

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

MB-103 (HER2 CAR T for GBM & Metastatic Breast Cancer to Brain)

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

MB-106 (CD20-targeted CAR T cell therapy)

In February 2020, we announced that the first subject treated with the optimized MB-106 (CD20-targeted, autologous CAR T cell therapy) manufacturing process, developed in collaboration between Mustang and Fred Hutch, has achieved a complete response (CR) at the lowest starting dose in an ongoing Phase 1/2 clinical trial. The Phase 1/2, open-label, dose-escalation trial is evaluating the maximum tolerated dose of MB-106. Secondary endpoints include safety and toxicity, preliminary antitumor activity as measured by overall response rate and complete remission rate, progression-free survival, and overall survival. Fred Hutch intends to enroll approximately 30 subjects on the trial, which is being led by principal investigator Mazyar Shadman, M.D., M.P.H., Assistant Member of Fred Hutch’s Clinical Research Division. Additional information on the Phase 1/2 trial can be found on www.CinicalTrials.gov using identifier NCT03277729.

MB-107 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

In April 2019, the New England Journal of Medicine published data from St. Jude. The data is from a Phase 1/2 clinical trial of a lentiviral gene therapy for the treatment of newly diagnosed infants under two years old with XSCID, also known as bubble boy disease. The data demonstrates that the lentiviral gene therapy achieved normalization of T-cell numbers in all eight newly diagnosed infants with XSCID to date, and disseminated infections resolved completely in all affected infants. Seven of the eight infants treated have developed normal IgM levels to date. Four of those seven infants have discontinued monthly infusions of intravenous immunoglobulin (“IVIG”) therapy to date. Three of those four infants who discontinued monthly IVIG infusions have responded to vaccines to date.

In August 2019, the Company, together with St. Jude, announced that MB-107 was granted the Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA. Under the RMAT designation, the FDA will help facilitate the program’s expedited development and review and provide guidance on generating the evidence needed to support the approval of MB-107 for XSCID.

Also in August 2019, we entered into a license agreement with CSL Behring (Calimmune) for the CytegrityTM stable producer cell line developed and used by St. Jude. The Cytegrity™ stable producer cell line will be used to produce the viral vector for MB-107.

Updated Phase 1/2 clinical data for MB-107 were selected for oral and poster presentations at the 61st American Society of Hematology (“ASH”) Annual Meeting, which was held in December 2019. Data demonstrated that MB-107 preceded by low-dose busulfan conditioning continued to be well tolerated and resulted in the development of a functional immune system in newly diagnosed infants with XSCID, as well as in previously transplanted patients with XSCID who had experienced declining T cell function and recurrent infections. In this latter population, the enhanced transduction procedure demonstrated faster time to NK cell recovery and faster recovery from chronic norovirus infection.

MB-108 (C134 Oncolytic Virus for GBM)

In February 2019, we partnered and entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital to develop an oncolytic virus (C134), an attenuated herpes simplex virus type 1, for the treatment of GBM. We intend to combine MB-108 with MB-101 (IL13Rα2 CAR T) to potentially enhance efficacy in treating GBM.

In May 2019, the FDA granted Orphan Drug Designation to MB-108 for the treatment of malignant glioma, a type of brain cancer with a median survival of less than 18 months.

In October 2019, we announced that the first participant was dosed in a Phase 1 clinical trial to determine the safety and efficacy of MB-108 in recurrent GBM. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03657576.

Shelf Registration

In August 2019, we filed a shelf registration statement No. 333-233350 on Form S-3 (the “2019 Mustang S-3”), which was declared effective on September 30, 2019. Under the 2019 Mustang S-3, we may sell up to a total of $75.0 million of our securities. As of December 31, 2019, no sales were made under the 2019 Mustang S-3.

Term Loan

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

During the year ended December 31, 2019, the Company issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million under the Mustang ATM. In connection with these sales, we paid aggregate fees of approximately $0.5 million for net proceeds of approximately $22.0 million. No sales were made under the 2018 Mustang ATM in 2018.

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

Authorized Stock

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

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, we have an accumulated deficit of $125.5 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	For the year ended December 31,		Change
($ in thousands)	2019	2018	$	%
Operating expenses:
Research and development	$30,042	$21,104	$8,938	42%
Research and development – licenses acquired	6,273	3,360	2,913	87%
General and administrative	9,570	6,759	2,811	42%
Total operating expenses	45,885	31,223	14,662	47%
Loss from operations	(45,885)	(31,223)	(14,662)	47%

Other income (expense)
Interest income	1,263	569	694	122%
Interest expense	(1,767)	(8)	(1,759)	21992%
Total other income (expense)	(504)	561	(1,065)	-190%
Net Loss	$(46,389)	$(30,662)	$(15,727)	51%

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

For the year ended December 31, 2019, research and development expenses were approximately $30.0 million, compared to approximately $21.1 million, an increase of $8.9 million. For the year ended December 31, 2019, research and development expenses primarily consisted of $6.1 million for Sponsored Research and Clinical Trial Agreements with our academic partners, $7.8 million for personnel compensation and benefits, $0.9 million for stock compensation expense, $4.4 million for laboratory supplies, $3.2 million related to consulting and outside services, $3.6 million for clinical trial costs, $0.9 million related to facility costs, and $1.3 million depreciation expense. For the year ended December 31, 2018, research and development expenses primarily consisted of $5.7 million for Sponsored Research and Clinical Trial Agreements with our academic partners, $4.3 million for personnel compensation and benefits, $3.4 million for stock compensation expense, $2.3 million for laboratory supplies, $1.1 million related to consulting and outside services, $0.5 million related to facility costs, and $0.6 million depreciation expense.

For the year ended December 31, 2019, research and development expenses - licenses acquired were approximately $6.3 million, compared to approximately $3.4 million, an increase of $2.9 million. For the year ended December 31, 2019, research and development expenses - licenses acquired consisted of $4.9 million for the annual stock dividend to Fortress, $0.2 million for an upfront fee for our license with Nationwide Children’s Hospital, $0.2 million for our license with CSL Behring (Calimmune), $0.3 million for a development milestone paid to UCLA in connection with MB-105 and $0.7 million in connection with our licenses with COH. For the year ended December 31, 2018, research and development expenses - licenses acquired consisted of $2.1 million for the annual stock dividend to Fortress, $1.0 million for an upfront fee for our license with St. Jude for the treatment of XSCID and $0.3 million in connection with our licenses with COH.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	employee-related expenses, which include salaries and benefits;

•	license fees and milestone payments related to in-licensed products and technology;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

•	facility expenses, which include rent, utilities and maintenance costs;

•	the cost of acquiring and manufacturing clinical trial materials; and

•	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the year ended December 31, 2019, general and administrative expenses were approximately $9.6 million, compared to approximately $6.8 million, an increase of $2.8 million. For the year ended December 31, 2019, general and administrative expenses primarily consisted of $1.7 million for legal and professional fees, $1.7 million for personnel compensation and benefits, $1.8 million for stock compensation expense, $1.7 million for the equity fee on issuance of common shares to Fortress Biotech, $1.1 million related to consulting fees and $0.5 million for insurance and taxes. For the year ended December 31, 2018, general and administrative expenses consisted primarily of $1.3 million for legal and professional fees, $1.5 million for personnel compensation and benefits, $1.5 million for stock compensation expense and $0.6 million for insurance and taxes.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash balances and short-term investments and interest expense on the Company’s notes payable. For the year ended December 31, 2019 and 2018, total other income (expense) were approximately $0.5 million expense and $0.6 million income, respectively.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, the Company had an accumulated deficit of $125.5 million.

The Company has funded its operations to date primarily through the sale of equity. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances as of December 31, 2019, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-K.

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

Cash Flows for the Years Ended December 31, 2019 and 2018

	For the year ended December 31,
($ in thousands)	2019	2018
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(33,581)	$(19,244)
Investing activities	13,909	557
Financing activities	65,116	181
Net change in cash, cash equivalents and restricted cash	$45,444	$(18,506)

Operating Activities

Net cash used in operating activities was $33.6 million for the year ended December 31, 2019, compared to $19.2 million for the year ended December 31, 2018. Net cash used in operating activities for the year ended December 31, 2019, was primarily due to approximately $46.4 million in net loss, partially offset by $4.9 million of common shares issuable for Founders shares, $2.7 million of non-cash stock compensation expenses, $1.7 million of equity fee on issuance of common shares to Fortress Biotech, $1.4 million of research and development-licenses acquired, $1.3 million of depreciation expense and $0.7 million of accretion of debt discount.

Net cash used in operating activities during the year ended December 31, 2018, was primarily due to approximately $30.7 million in net loss, partially offset by $5.0 million of non-cash stock compensation expenses, $1.3 million of research and development-licenses acquired, $2.1 million of common shares issuable for Founders shares, $2.5 million in change in operating assets and liabilities, and $0.6 million of depreciation expense.

Investing Activities

Net cash provided by investing activities was $13.9 million for the year ended December 31, 2019, representing our $17.6 million in maturities of certificates of deposits, offset by $1.4 million in purchases of research and development licenses and $2.3 million in purchases of fixed assets.

Net cash provided by investing activities was $0.6 million for the year ended December 31, 2018, representing our purchase of $52.5 million investment in certificates of deposits held to maturity, $6.9 million in purchases of fixed assets and construction in process, and $1.1 million in acquisition costs of acquired licenses, offset by $61.0 million in maturities of certificates of deposits.

Financing Activities

Net cash provided by financing activities was $65.1 million during the year ended December 31, 2019, due to net proceeds of $13.6 million from the Horizon Notes; gross proceeds of $22.5 million, net of offering costs of $0.5 million, from the Mustang ATM; and gross proceeds of $31.6 million, net of offering costs of $2.1 million, from our May 2019 underwritten public offering.

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

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2019, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”), and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2019, our internal controls over financial reporting were effective based upon those criteria.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following financial statements are filed as part of this Form 10-K:

(b) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Mustang Bio, Inc. (formerly Mustang Therapeutics, Inc.), dated July 26, 2016. *
Filed as Exhibit 3.1 on the Company’s Form 10-12G filed on July 28, 2016.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 14, 2018. *
Filed as Exhibit 3.1 on the Company’s Form 10-Q filed on August 13, 2018.

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated September 30, 2019. *
Filed as Exhibit 3.1 on the Company’s Form 8-K filed on September 30, 2019.

3.4	Bylaws of Mustang Bio, Inc. * Filed as Exhibit 3.2 on the Company’s Form 10-12G filed on July 28, 2016.

4.1	Specimen certificates evidencing shares of common stock, Class A common stock and Class A preferred stock. * Filed as Exhibit 4.1 on the Company’s Form 10-12G filed on July 28, 2016.

4.2	Form of warrant agreement.* Filed as Exhibit 4.2 on the Company’s Form 10-12G filed on July 28, 2016.

4.3	Description of Securities of Mustang Bio, Inc. **

10.1	Second Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated July 26, 2016. * Filed as Exhibit 10.1 on the Company’s Form 10-12G filed on July 28, 2016.

10.2	Management Services Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated March 13, 2015. * Filed as Exhibit 10.2 on the Company’s Form 10-12G filed on July 28, 2016.

10.3	Future Advance Promissory Note to Fortress Biotech, Inc., dated May 5, 2016. * Filed as Exhibit 10.3 on the Company’s Form 10-12G filed on July 28, 2016.

10.4	Promissory Note to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.4 on the Company’s Form 10-12G filed on July 28, 2016.

10.5	Common Stock Warrant issued by Mustang Bio, Inc. to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.5 on the Company’s Form 10-12G filed on July 28, 2016.

10.6	License Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. # Filed as Exhibit 10.6 on the Company’s Form 10-12G filed on July 28, 2016.

10.7	Sponsored Research Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. * Filed as Exhibit 10.7 on the Company’s Form 10-12G filed on July 28, 2016.

10.8	Mustang Bio, Inc. 2016 Incentive Plan. †* Filed as Exhibit 10.8 on the Company’s Form 10-12G filed on July 28, 2016.

10.9	Non-Employee Directors Compensation Plan. †* Filed as Exhibit 10.9 on the Company’s Form 10-12G filed on July 28, 2016.

10.10	Agreement with Chord Advisors, LLC, dated April 8, 2016. * Filed as Exhibit 10.10 on the Company’s Form 10-12G filed on July 28, 2016.

10.11	Agreement with Caribe BioAdvisors, LLC, dated January 1, 2017. Filed as Exhibit 10.11 on the Company’s Form 10-K filed on March 31, 2017.

10.12	Exclusive License Agreement with The Regents of the University of California, dated March 17, 2017. # Filed as Exhibit 10.4 on the Company’s Form 10-Q filed on August 14, 2017.

10.13	Exclusive License Agreement - IV/ICV with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.5 on the Company’s Form 10-Q filed on August 14, 2017.

10.14	Amended and Restated Exclusive License Agreement - CD123 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.14 on the Company’s Form 10-K filed on March 31, 2017.

10.15	Amended and Restated Exclusive License Agreement - IL13Ra2 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.15 on the Company’s Form 10-K filed on March 31, 2017.

10.16	Amended and Restated Exclusive License Agreement - Spacer with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.16 on the Company’s Form 10-K filed on March 31, 2017.

10.17	Employment Agreement between Manuel Litchman and Mustang Bio, Inc., made effective as of April 24, 2017 Filed as Exhibit 10.1 on the Company’s Form 8-K filed on April 24, 2017.

10.18	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (CSI). # Filed as Exhibit 10.1 on the Company’s Form 10-Q/A filed on November 14, 2017.

10.19	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (PSCA). # Filed as Exhibit 10.2 on the Company’s Form 10-Q/A filed on November 14, 2017.

10.20	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (HER2). # Filed as Exhibit 10.3 on the Company’s Form 10-Q/A filed on November 14, 2017.

10.21	Lease Agreement, by and between the Company and WCS - 377 Plantation Street, Inc., dated October 27, 2017. Filed as Exhibit 10.1 on the Company’s Form 10-Q filed on November 14, 2017.

10.22	Venture Loan and Security Agreement, dated March 29, 2019, by and between the Company and Horizon Technology Finance Corporation. *
Filed as Exhibit 10.1 on the Company’s Form 8-K filed on April 4, 2019.

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP

24.1	Power of Attorney (included on signature page).

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to the Financial Statements (filed herewith).

#	Confidential treatment has been granted with respect to omitted portions of this exhibit.

†	Indicates management contract or compensatory plan or arrangement.

*	Previously Filed.

**	Filed herewith.

Item 16.	Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mustang Bio, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mustang Bio, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASU 2016-02, Leases (ASC 842).

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

Boston, Massachusetts

March 16, 2020

MUSTANG BIO, INC.

BALANCE SHEETS

($ in thousands, except for share and per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$61,413	$16,469
Short-term investments (certificates of deposit)	-	17,604
Other receivables - related party	19	-
Prepaid expenses and other current assets	1,631	1,052
Total current assets	63,063	35,125

Property, plant and equipment, net	6,779	6,465
Fixed assets - construction in process	1,157	393
Restricted cash	1,000	500
Other assets	250	271
Operating lease right-of-use asset, net	1,196	-
Total Assets	$73,445	$42,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term notes payable	$1,250	$-
Accounts payable and accrued expenses	5,668	5,381
Payables and accrued expenses - related party	596	236
Operating lease liabilities - short-term	257	-
Total current liabilities	7,771	5,617

Deferred rent payable	-	741
Notes payable	12,179	-
Operating lease liabilities - long-term	1,843	-
Total Liabilities	21,793	6,358

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common Stock ($0.0001 par value), 85,000,000 shares authorized
Class A common shares, 845,385 and 1,000,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common shares, 39,403,519 and 26,610,183 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4	3
Common stock issuable, 1,206,667 and 709,314 shares as of December 31, 2019 and 2018, respectively	4,923	2,085
Additional paid-in capital	172,184	113,378
Accumulated deficit	(125,459)	(79,070)
Total Stockholders’ Equity	51,652	36,396
Total Liabilities and Stockholders’ Equity	$73,445	$42,754

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

($ in thousands, except for share and per share amounts)

	For the year ended December 31,
	2019	2018
Operating expenses:
Research and development	$30,042	$21,104
Research and development – licenses acquired	6,273	3,360
General and administrative	9,570	6,759
Total operating expenses	45,885	31,223
Loss from operations	(45,885)	(31,223)

Other income (expense)
Interest income	1,263	569
Interest expense	(1,767)	(8)
Total other income (expense)	(504)	561
Net Loss	$(46,389)	$(30,662)

Net loss per common share outstanding, basic and diluted	$(1.29)	$(1.14)

Weighted average number of common shares outstanding, basic and diluted	36,061,811	26,949,374

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

($ in thousands, except share amounts)

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	250,000	$-	1,000,000	$-	25,236,255	$3	$9,558	$98,679	$(48,408)	$59,832
Common stock issuable - Founders Agreement	-	-	-	-	-	-	2,085	-	-	2,085
Issuance of common shares - Founders Agreement	-	-	-	-	834,756	-	(9,558)	9,558	-	-
Stock-based compensation expenses	-	-	-	-	496,552	-	-	4,960	-	4,960
Exercise of warrants	-	-	-	-	42,620	-	-	181	-	181
Net loss	-	-	-	-	-	-	-	-	(30,662)	(30,662)
Balances at December 31, 2018	250,000	$-	1,000,000	$-	26,610,183	$3	$2,085	$113,378	$(79,070)	$36,396
Common stock issuable - Founders Agreement	-	-	-	-	-	-	4,923	-	-	4,923
Issuance of common shares - Founders Agreement	-	-	-	-	709,314	-	(2,085)	2,085	-	-
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	-	-	-	-	108,069	-	-	375	-	375
Issuance of warrants - Horizon Notes	-	-	-	-	-	-	-	888	-	888
Conversion of Class A common shares to common shares	-	-	(154,615)	-	154,615	-	-	-	-	-
Issuance of common shares, net of offering costs - At-the-Market Offering	-	-	-	-	3,506,222	-	-	21,972	-	21,972
Issuance of common shares - Equity fee on At-the-Market Offering	-	-	-	-	87,656	-	-	495	-	495
Issuance of common shares, net of offering costs - Public Offering	-	-	-	-	7,906,250	1	-	29,536	-	29,537
Issuance of common shares - Equity fee on Public Offering	-	-	-	-	197,656	-	-	791	-	791
Stock-based compensation expenses	-	-	-	-	30,341	-	-	2,664	-	2,664
Exercise of warrants	-	-	-	-	93,213	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(46,389)	(46,389)
Balances at December 31, 2019	250,000	$-	845,385	$-	39,403,519	$4	$4,923	$172,184	$(125,459)	$51,652

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

($ in thousands)

	For the year ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(46,389)	$(30,662)
Accretion of debt discount	710	-
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	495	-
Issuance of common shares - Equity fee on Public Offering to Fortress Biotech	791	-
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	375	-
Common shares issuable for Founders Agreement	4,923	2,085
Research and development - licenses acquired	1,350	1,275
Stock-based compensation expenses	2,664	4,960
Depreciation expense	1,258	630
Amortization of operating lease right-of-use assets	110	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(558)	(757)
Interest receivables	-	(35)
Other receivables - related party	(19)	-
Accounts payable and accrued expenses	296	2,470
Payable and accrued expenses - related party	360	99
Deferred rent	-	691
Lease liabilities	53	-
Net cash used in operating activities	(33,581)	(19,244)

Cash Flows from Investing Activities:
Purchase of short-term investment (certificates of deposit)	-	(52,500)
Maturity of certificate of deposit	17,604	61,002
Purchase of research and development licenses	(1,350)	(1,075)
Purchase of fixed assets	(2,345)	(6,870)
Net cash provided by investing activities	13,909	557

Cash Flows from Financing Activities:
Proceeds from Horizon Notes	15,000	-
Debt issuance costs	(1,393)	-
Proceeds from exercise of warrants	-	181
Proceeds from issuance of common shares - At-the-Market Offering	22,515	-
Offering costs for the issuance of common shares - At-the-Market Offering	(543)	-
Proceeds from issuance of common shares - Public Offering	31,625	-
Offering costs for the issuance of common shares - Public Offering	(2,088)	-
Net cash provided by financing activities	65,116	181

Net change in cash, cash equivalents and restricted cash	45,444	(18,506)
Cash, cash equivalents and restricted cash, beginning of the period	16,969	35,475
Cash, cash equivalents and restricted cash, end of the period	$62,413	$16,969

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,057	$-

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$187	$196
Issuance of common shares - Founders Agreement	$2,085	$9,558
Research and development licenses included in accounts payable and accrued expenses	$-	$200
Issuance of warrants - Horizon Notes	$888	$-

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, the Company had an accumulated deficit of $125.5 million.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the “Horizon Notes.” The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2019, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-K.

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

All inter-company transactions between Fortress and Mustang are classified as due from or due to related party in the financial statements. The Company believes that the assumptions underlying the financial statements are reasonable.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2019 and 2018, consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits.

Other Receivables – Related Party

Other receivables includes amounts due to the Company from Fortress and Journey Medical Corporation, both related parties, and is recorded at the invoiced amount.

Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts, as restricted cash. The Company had $1.0 million and $0.5 million in restricted cash as of December 31, 2019 and 2018, respectively. The Facility initiated cell processing operations for personalized CAR T and gene therapies in late 2018.

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

At December 31, 2019, the Company did not have any certificates of deposit. At December 31, 2018, the Company had approximately $27.6 million in certificates of deposit. The Company classified $10.0 million as cash and cash equivalents and classified $17.6 million of its certificates of deposits as short-term investments as of December 31, 2018. The $17.6 million of certificates of deposits matured in 2019. The classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

Property, plant and equipment, net

Property and equipment, net, which consists mainly of laboratory equipment, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally five years, using the straight-line method.

Property and equipment - Construction in Process

In connection with the Company’s cell processing facility, the Company incurred costs for the design and construction of the facility and the purchase of equipment; $1.2 million and $0.4 million are recorded in fixed assets – construction in process on the balance sheet at December 31, 2019 and 2018, respectively. Upon completion of the facility’s construction, all costs associated with the buildout will be recorded as leasehold improvements and amortized over the shorter of the estimated useful lives or the term of the respective leases, upon the improvement being placed in service.

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

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired is reflected as research and development - licenses acquired on the Company’s Statements of Operations.

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

In 2017, the Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on March 13, 2018. Because the issuance of shares on March 13, 2018, occurred prior to the issuance of the December 31, 2017, financial statements, the Company recorded approximately $9.6 million in research and development - licenses acquired for the year ended December 31, 2017.

In June 2018, in connection with the Amended and Restated Articles of Incorporation, the Company amended the annual stock dividend due date from March 13th to January 1st.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 709,314 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.0%, on a pro rata basis, of the fully-diluted outstanding equity of Mustang on January 1, 2019. This was shown in the Statement of Stockholders’ Equity at December 31, 2018, as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $2.1 million in research and development - licenses acquired related to these issuable shares during the year ended December 31, 2018.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 1,206,667 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2020. This was shown in the Statement of Stockholders’ Equity at December 31, 2019 as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $4.9 million in research and development - licenses acquired related to these issuable shares during the year ended December 31, 2019.

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

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases.  Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate.  Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.  Variable lease expenses are recorded when incurred. In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

	For the year ended December 31,
	2019	2018
Warrants	5,405,669	5,210,698
Options	1,241,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	299,060	502,636
Unvested restricted stock units	1,112,417	1,032,084
Total	8,308,821	8,237,093

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this ASU on January 1, 2019, did not have a material impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – All Licenses

For the years ended December 31, 2019 and 2018, the Company recorded the following expense in research and development for licenses acquired:

	For the year ended December 31,
($ in thousands)	2019	2018
City of Hope
CD123	$250	$-
CS1	200	-
PSCA	200	-
HER2	-	200
Manufacturing	-	75
CSL Behring (Calimmune)	200	-
UCLA	300	-
St. Jude – XSCID	-	1,000
Nationwide Children's Hospital - C134	200	-
Fortress PIK Dividend	4,923	2,085
Total	$6,273	$3,360

License Agreements

City of Hope

CD123 License (MB-102)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with the City of Hope National Medical Center (“COH”) to acquire intellectual property rights pertaining to CD123-specific chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology. Pursuant to this agreement, the Company and COH acknowledged that an upfront fee was previously paid. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling $14.5 million upon the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products.

For the year ended December 31, 2019, the Company expensed a non-refundable milestone payment of $0.3 million upon the twelfth patient dosed in a Phase 1 clinical study of CD123. There was no expense recorded for the year ended December 31, 2018.

CS1 License (MB-104)

In May 2017, the Company entered into an exclusive license agreement with the COH for the use of CS1-specific CAR T technology. Pursuant to this agreement, the Company paid an upfront fee of $0.6 million and pays an annual maintenance fee of $50,000. Additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the year ended December 31, 2019, the Company expensed a non-refundable milestone payment of $0.2 million upon the first patient dosed in a Phase 1 clinical study of CS1. There was no expense recorded for the year ended December 31, 2018.

PSCA License (MB-105)

In May 2017, the Company entered into an exclusive license agreement with COH for the use of prostate stem cell antigen (“PSCA”) CAR T technology to be used in the treatment of prostate cancer, pancreatic cancer and other solid tumors. Pursuant to this agreement, the Company paid an upfront fee of $0.3 million and pays an annual maintenance fee of $50,000. Additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the year ended December 31, 2019, the Company expensed a non-refundable milestone payment of $0.2 million upon the first patient dosed in a Phase 1 clinical study of PSCA. There was no expense recorded for the year ended December 31, 2018.

HER2 Technology License

On May 31, 2017, the Company entered into an exclusive license agreement with the COH for the use of human epidermal growth factor receptor 2 (HER2) CAR T technology, which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to this agreement, the Company paid an upfront fee of $0.6 million and pays an annual maintenance fee of $50,000. Additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the years ended December 31, 2019 and 2018, respectively, the Company expensed a non-refundable milestone payment of nil and $0.2 million upon the first patient dosed in a Phase 1 clinical study of HER2.

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

CSL Behring (Calimmune)

On August 23, 2019, the Company entered into a non-exclusive license agreement with CSL Behring (Calimmune, Inc.) (“Calimmune License”) for the rights to the cell bank to be used in the manufacture of the XSCID vector that was separately licensed from St. Jude Children’s Research Hospital, Inc. (“St. Jude”), in August 2018. Pursuant to the terms of the Calimmune License, the Company paid an upfront fee of $0.2 million. CSL Behring is eligible to receive additional payments totaling $1.2 million upon the achievement of three development and commercialization milestones. Royalty payments in the low-single digits are due on net sales of licensed products. Upon the execution of the Calimmune License, the Company recorded research and development expense of $0.2 million in the Statements of Operations for the year ended December 31, 2019. No payments were made in 2018.

University of California Los Angeles

On March 17, 2017, the Company entered into an exclusive license agreement with the Regents of the University of California at Los Angeles (“UCLA License”) to acquire intellectual property rights in patent applications related to engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. In September 2019, COH commenced its Phase 1 clinical trial resulting in the achievement of a development milestone, and the Company recorded an expense of $0.3 million in the Statements of Operations for the year ended December 31, 2019. No expense was recorded in 2018.

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

For the years ended December 31, 2019 and 2018, respectively, the Company recorded an expense of nil and $1.0 million in connection with this license.

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

For the years ended December 31, 2019 and 2018, respectively, the Company recorded an expense of $0.2 million and nil in connection with this license.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the year ended December 31, 2019 and 2018, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the year ended December 31,
($ in thousands)	2019	2018
City of Hope	$2,000	$2,000
City of Hope - CD123	1,202	835
City of Hope - IL13Rα2	876	1,056
City of Hope - Manufacturing	457	458
Fred Hutch - CD20	762	1,301
St. Jude - XSCID	777	-
BIDMC - CRISPR	69	69
Total	$6,143	$5,719

City of Hope

In March 2015, the Company entered into a Sponsored Research Agreement (“SRA”) with COH in which the Company will fund continued research in the amount of $2.0 million per year, payable in four equal installments, through the first quarter of 2020. The research covered under this arrangement is for IL13Rα2, CD123 and the Spacer technology. For the year ended December 31, 2019 and 2018, the Company recorded $2.0 million, respectively, in research and development expenses on the Statements of Operations in connection with this agreement.

CD123 Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the year ended December 31, 2019 and 2018, the Company recorded $1.2 million and $0.8 million, respectively, in research and development expenses under the CD123 CRA on the Statements of Operations.

IL13Rα2 Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for IL13Rα2 (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13Rα2. For the year ended December 31, 2019 and 2018, the Company recorded $0.9 million and $1.1 million, respectively, in research and development expenses under the IL13Rα2 CRA on the Statements of Operations.

Sponsored Research Agreement

On January 3, 2018, the Company entered into an SRA with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company will fund continued research in the amount of $0.9 million for the program, which has an initial term of two (2) years. For the year ended December 31, 2019 and 2018, the Company recorded $0.5 million and $0.4 million, respectively, in research and development expenses under the COH - Manufacturing SRA on the Statements of Operations.

Fred Hutchinson Cancer Research Center

CD20 Clinical Trial Agreement

On July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Research Center (“Fred Hutch”), Mustang entered into an investigator-initiated clinical trial agreement (“CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. For the year ended December 31, 2019 and 2018, the Company recorded $0.6 million and $0.9 million, respectively, of expense in connection with this agreement.

Sponsored Research Agreement

On March 17, 2018, the Company entered into an SRA with Fred Hutch related to developing and optimizing processes and systems associated with CD20 cell processing. Pursuant to the SRA, the Company will fund continued research in the amount of $0.6 million during the term of the SRA, which expired in March 2019. For the year ended December 31, 2019 and 2018, the Company recorded expense of approximately $0.2 million and $0.4 million, respectively, in connection with this agreement.

CRISPR Sponsored Research Agreement with Beth Israel Deaconess Medical Center, Inc.

On November 28, 2017, the Company entered into an SRA with Beth Israel Deaconess Medical Center Inc. (“BIDMC”) to perform research relating to gene editing, via the use of CRISPR/Cas9, to be used in enhancing the efficacy of CAR T cell therapies for solid tumor indications and to generate universal off-the-shelf CAR T cell therapies for both liquid and solid tumor indications. The Company agreed to fund approximately $0.8 million over a three-year period. For the year ended December 31, 2019 and 2018, the Company recorded approximately $0.1 million and $0.1 million, respectively, of expense in connection with this agreement.

In December 2018, the Company terminated the SRA with BIDMC due to the departure of key personnel from BIDMC.

Services Agreement with Children’s CGMP, LLC

In December 2019, the Company entered into a Non-Interventional Services Agreement with Children’s CGMP, LLC (“CGMP”), an affiliate of St. Jude Children’s Research Hospital, pursuant to which CGMP provides lentiviral vector for non-clinical XSCID (MB-107) research purposes, as well as related advisory services. We agreed to fund approximately $0.8 million upon execution of the agreement, which was recorded in research and development expenses for the year ended December 31, 2019, in the Company’s Statements of Operations.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, the Company entered a Founders Agreement with Fortress, which was amended and restated on May 17, 2016, and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of Mustang and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress loaned $2.0 million, representing the up-front fee required to acquire the Company’s license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment on July 26, 2016, to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B Common shares for 7.0 million common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the PIK Dividend right (as described below). Each share of Class A Preferred Stock will be entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Mustang common stock and (B) the whole shares of Mustang common stock into which the shares of outstanding Class A Common Stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of Mustang common stock, subject to certain adjustments. As holders of Class A Preferred Stock, Fortress will receive on each January 1 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of Mustang’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date.

As additional consideration under the Mustang Founders Agreement, Mustang will also: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Mustang that occurs after the effective date of the Mustang Founders Agreement and ending on the date when Fortress no longer has majority voting control in the Company’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of the Company’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, the Company will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%) (see Note 9).

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to the Company. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Fortress and its affiliates, including all members of the Company’s Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the years ended December 31, 2019 and 2018, the Company recorded expense of $0.5 million and $0.5 million, respectively, related to this agreement.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. In March 2019, the Company issued 108,069 shares of common stock to Fortress, which equaled 2.5% of the gross funded amount of the Horizon Notes. The Company recorded an expense of approximately $0.4 million in general and administrative expenses related to these shares during the year ended December 31, 2019.

In April 2019, the Company issued 87,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $22.5 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.5 million in general and administrative expenses related to these shares during the year ended December 31, 2019.

In May 2019, the Company issued 197,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $31.6 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.8 million in general and administrative expenses related to these shares during the year ended December 31, 2019.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Director Compensation

Dr. Rosenwald

Pursuant to the terms of the Director Compensation Plan, Dr. Rosenwald will receive a cash fee of $50,000 per year paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For the year ended December 31, 2019, the Company recognized $102,000 in expense in its Statements of Operations related to the director compensation, including approximately $52,000 in expense related to equity incentive grants of 34,000 restricted shares. For the year ended December 31, 2018, the Company recognized $84,000 in expense in its Statements of Operations related to the director compensation, including approximately $34,000 in expense related to equity incentive grant of 20,000 restricted shares.

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

The Board of the Company by unanimous written consent approved and authorized the execution of an advisory agreement dated January 1, 2017 (the “Advisory Agreement”), with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss, the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For the year ended December 31, 2019, the Company recognized $105,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $45,000 in expense related to equity incentive grants of 34,000 restricted shares. For the year ended December 31, 2018, the Company recognized $84,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $34,000 in expense related to equity incentive grants of 20,000 restricted shares.

Stock Awards Made to Fortress Employees

In April 2017, the Company made an option award to two employees of Fortress (see Note 9).

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following:

($ in thousands)	Estimated Useful Life (in years)	December 31, 2019	December 31, 2018
Computer equipment	3	$53	$53
Furniture and fixtures	5	145	111
Machinery and equipment	5	4,594	3,143
Leasehold improvements	9	3,877	3,790
Construction in process	N/A	1,157	393
Total property and equipment		9,826	7,490
Less: accumulated depreciation		(1,890)	(632)
Property and equipment, net		$7,936	$6,858

Mustang’s depreciation expense for the year ended December 2019 and 2018 was approximately $1.3 million and $0.6 million, respectively, and was recorded in research and development expense in the Statements of Operations.

Note 6 – Accounts Payable and Accrued Expenses

At December 31, 2019 and 2018, accounts payable and accrued expenses consisted of the following:

	December 31,
($ in thousands)	2019	2018
Accounts payable	$1,877	$1,386
Accrued compensation	1,760	1,093
Research and development	1,496	2,604
Other	535	298
Total accounts payable and accrued expenses	$5,668	$5,381

Note 7 - Commitments and Contingencies

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

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026.  The Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copier, which expires in 2021. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At December 31, 2019, the Company had operating lease liabilities of $2.1 million and right of use assets of $1.2 million, which were included in the Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

($ in thousands)	For the Year Ended December 31, 2019
Lease cost
Operating lease cost	$312
Variable lease cost	684
Total	$996

($ in thousands)	For the Year Ended December 31, 2019
Operating cash flows from operating leases	$148
Weighted-average remaining lease term – operating leases	4.3
Weighted-average discount rate – operating leases	8.97%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Year ended December 31, 2020	$76
Year ended December 31, 2021	467
Year ended December 31, 2022	476
Year ended December 31, 2023	489
Thereafter	1,458
Total	2,966
Less present value discount	(866)
Operating lease liabilities	$2,100

Note 8 - Notes Payable

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

The events of default under the Loan Agreement include, among other things, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse change, (4) the Company making a false or misleading representation or warranty in any material respect, (5) the Company’s insolvency or bankruptcy, (6) certain attachments or judgments on the Company’s assets, (7) the occurrence of any material default under certain agreements or obligations of the Company involving indebtedness in excess of $250,000, or (8) failing to maintain certain minimum monthly cash balances which range from approximately $8 to $13 million over the term of the loan ($13.0 million as of December 31, 2019). If an event of default occurs, Horizon is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains warrant coverage of 5% of the total amount funded. Four warrants (the “Warrants”) were issued by the Company to Horizon to purchase a combined 288,184 shares of the Company’s common stock with an exercise price of $3.47 and a fair value of $0.9 million. The Warrants are exercisable for ten years from the date of issuance. Horizon may exercise the Warrants either by (a) cash or check or (b) through a net issuance conversion. The shares of the Company’s common stock will, upon request by Horizon, be registered and freely tradable following a period of six months after issuance.

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

Amortization of the debt discount associated with the funded loans was approximately $0.7 million for the year ended December 31, 2019, and was included in interest expense in the Statements of Operations.

($ in thousands)	December 31, 2019	December 31, 2018	Interest Rate	Maturity
Horizon Notes (1)(2)	$15,750	$-	9.00%	October - 2022
Discount on notes payable	(2,321)	-
Total notes payable	$13,429	$-
Less: current portion	(1,250)	-
Long-term notes payable	$12,179	$-

(1) Balance includes $0.75 million final payment fee

(2) Interest rate is 9.00% plus one-month LIBOR Rate in excess of 2.5%

Note 9 - Stockholders’ Equity

Common Stock

The Company, in accordance with its certificate of incorporation, as amended in July 2016, which was retroactively applied, is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 1,000,000 shares are designated as “Class A Common Stock” and 15,000,000 shares are designated as “Class B Common Stock” see below Stock Issuances to Fortress and Note 4.

In connection with the Company’s formation, Fortress subscribed for 7,000,000 shares of the Class B Common Stock and 2,000,000 shares of the Company’s Common Stock, pursuant to the Founders Agreement. Fortress paid the par value of $900 in 2016. The fair value of the Company’s common shares approximated par value as no licenses had been transferred at that time. Dividends, if and when declared, are to be distributed pro-rata to the Class A, B and Common Stockholders.

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

In April 2019, COH converted 137,608 shares of the Company’s Class A common stock to 137,608 shares of the Company’s common stock. In November 2019, COH converted 17,007 shares of the Company’s Class A common stock to 17,007 shares of the Company’s common stock for a total of 154,615 Class A common stock converted into the Company’s common stock in 2019.

On August 16, 2019, the Company’s Board adopted resolutions of the Board to ratify, approve and recommend stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to revise Article IV, Authorized Stock thereof in order to effect an increase in the authorized number of shares of the Company’s common stock, par value $0.0001, from 50,000,000 to 85,000,000 (the “Amendment”). On August 16, 2019, the Company received approval of the Amendment by written consent in lieu of a meeting from the holders of a majority of issued and outstanding shares of the Company’s common and preferred stock. The increase in authorized shares to 85,000,000 became effective on September 30, 2019.

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

During the year ended December 31, 2019, the Company issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $0.5 million for net proceeds of approximately $22.0 million. No sales were made under the 2018 Mustang ATM in 2018.

Public Offering of Common Stock

On April 30, 2019, the Company announced the pricing of an underwritten public offering, whereby we sold 6,875,000 shares of common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which was fully exercised) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, the Company paid aggregate fees of approximately $2.1 million for net proceeds of approximately $29.5 million. The shares were sold under the 2018 Mustang S-3, filed with the Securities and Exchange Commission. The offering closed on May 2, 2019, and the over-allotment closing was on May 8, 2019.

Registration Statements

As of December 31, 2019, approximately $20.9 million of the 2018 Mustang S-3 remains available for sales of securities.

On August 16, 2019, the Company filed a shelf registration statement No. 333-233350 on Form S-3 (the “2019 Mustang S-3”), which was declared effective on September 30, 2019. Under the 2019 Mustang S-3, the Company may sell up to a total of $75.0 million of its securities. As of December 31, 2019, no securities have been sold under the 2019 Mustang S-3.

Stock Issuances to Fortress

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

In May 2019, the Company issued 197,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $31.6 million from the sale of shares of common stock under Mustang’s Public Offering.

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 1,931,015 shares at December 31, 2019.

The following table summarizes stock option activities for the year ended December 31, 2019 and 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	1,241,675	5.73	9.31
Options granted	-	-
Outstanding at December 31, 2018	1,241,675	$5.73	8.31
Options granted	-	-	-
Outstanding at December 31, 2019	1,241,675	5.73	7.31
Options vested and exercisable at December 31, 2019	388,022	$5.73	7.31

As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to options of $0.7 million, which is expected to be recognized over a weighted average period of approximately 1.2 years. Effective on January 1, 2017, the Company elected to account for forfeited awards as they occur as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Restricted Stock

Certain employees and directors have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activities for the year ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	180,000	$5.73
Granted	322,636	5.78
Nonvested at December 31, 2018	502,636	$5.76
Granted	119,060	3.83
Vested	-	-
Forfeited	(322,636)	5.14
Nonvested at December 31, 2019	299,060	$5.66

As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.7 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. This amount does not include, as of December 31, 2019, 68,158 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

The following table summarizes restricted stock units’ activities for the year ended December 31, 2019 and 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	134,000	$6.53
Granted	1,072,000	8.16
Vested	(173,916)	9.25
Nonvested at December 31, 2018	1,032,084	$7.77
Granted	625,000	3.01
Forfeited	(344,750)	7.67
Vested	(199,917)	7.81
Nonvested at December 31, 2019	1,112,417	$5.11

As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. This amount does not include, as of December 31, 2019, 230,000 shares of restricted stock units outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award.

The following table summarizes stock-based compensation expense for the years ended December 31, 2019 and 2018 (in thousands).

	For the year ended December 31,
	2019	2018
General and administrative	$1,790	$3,664
Research and development	874	1,296
Total stock-based compensation expense	$2,664	$4,960

Warrants

In connection with the Company’s offering of shares of common stock in a private placement, each investor received a warrant equal to 25% of the common shares purchased in connection with the offering. Further, National Securities Corporation received Placement Agent Warrants.

A summary of warrant activities for years ended December 31, 2019 and 2018, is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	5,253,318	$8.28	3.89
Granted	-	-	-
Exercised	(42,620)	4.25	-
Outstanding as of December 31, 2018	5,210,698	$8.32	3.10
Granted	288,184	3.47	9.25
Exercised	(93,213)	-	-
Outstanding as of December 31, 2019	5,405,669	$8.20	2.40

Upon the exercise of warrants, the Company will issue new shares of Common Stock.

Note 10 - Income Taxes

For financial reporting purposes, the Company calculated income tax provision and deferred income tax balances as if it was a separate entity and had filed its own separate tax return under Sub-Chapter C of the Internal Revenue Code.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year ended December 31,
	2019	2018
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	15%	7%
Non-deductible items	-%	-%
Credits	3%	3%
Federal tax rate change	-%	-%
State tax rate change	4%	(2)%
Other	(2)%	(1)%
Change in valuation allowance	(41)%	(28)%
Income taxes provision (benefit)	-	-

The components of the net deferred tax asset as of December 31, 2019 and 2018 are the following ($ in thousands):

	For the year ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryovers	$27,446	$14,305
Stock compensation and other	2,037	1,427
Change in fair value of warrant liabilities	57	45
Amortization of license	9,454	6,258
Lease liability	746	-
Accruals and reserves	519	237
Startup costs	7	6
Debt issuance costs	21	-
Tax credits	2,746	1,070
Total deferred tax assets	43,033	23,348
Less: valuation allowance	(42,608)	(23,348)
Net deferred tax assets	$425	$-
Deferred tax liabilities:
Stock compensation and other	$-	$-
Unrealized gain/loss on investment	-	-
Right of use asset	(425)	-
Basis in subsidiary	-	-
Total deferred tax assets, net	$-	$-

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets as of December 31, 2019 and 2018. A valuation allowance of approximately $42.6 million and $23.3 million, respectively, was recorded for the year ended December 31, 2019 and 2018.

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $87.1 million and $141.1 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

There are no significant items determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the period ended December 31, 2019. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2019.

The federal and state tax returns for the years ended December 31, 2018, 2017, and 2016 are currently open for examination under the applicable federal and state income tax statues of limitations.

Note 11 - Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total Revenue	$-	$-	$-	$-
Operating expenses	$9,754	$10,212	$9,996	$15,923
Other income (expense)	$141	$(187)	$(172)	$(286)
Net loss	$(9,613)	$(10,399)	$(10,168)	$(16,209)
Basic and diluted net loss per common share	$(0.34)	$(0.29)	$(0.25)	$(0.41)

2018
Total Revenue	$50	$-	$-	$(50)
Operating expenses	$6,477	$5,240	$7,656	$11,850
Other income	$146	$147	$138	$130
Net loss	$(6,281)	$(5,093)	$(7,518)	$(11,770)
Basic and diluted net loss per common share	$(0.24)	$(0.19)	$(0.28)	$(0.43)

Note 12 - Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Manuel Litchman
Name: Manuel Litchman
Title: President and Chief Executive Officer

March 13, 2020

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

Signature	Title	Date

/s/ Michael S. Weiss
Michael S. Weiss	Executive Chairman of the Board	March 13, 2020

/s/ Manuel Litchman
Manuel Litchman, M.D.	President and Chief Executive Officer	March 13, 2020

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, M.D.	Director	March 13, 2020

/s/ Neil Herskowitz
Neil Herskowitz	Director	March 13, 2020

/s/ Adam Chill
Adam Chill	Director	March 13, 2020

/s/ Michael Zelefsky
Michael Zelefsky, M.D.	Director	March 13, 2020

/s/ Brian Achenbach
Brian Achenbach	Senior Vice President of Finance & Corporate Controller	March 13, 2020