Form 10-Q
period 2020-03-31
MUSTANG BIO, INC.
filed 2020-05-11
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-38191

MUSTANG BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3828760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

377 Plantation Street

Worcester, MA 01605

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Common Stock	Outstanding Shares as of May 8, 2020
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	42,137,839

 MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55,814	$61,413
Other receivables - related party	14	19
Prepaid expenses and other current assets	1,877	1,631
Total current assets	57,705	63,063

Property, plant and equipment, net	7,729	6,779
Fixed assets - construction in process	712	1,157
Restricted cash	1,000	1,000
Other assets	250	250
Operating lease right-of-use asset, net	1,165	1,196
Total Assets	$68,561	$73,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term notes payable	$3,125	$1,250
Accounts payable and accrued expenses	6,107	5,668
Payables and accrued expenses - related party	546	596
Operating lease liabilities - short-term	257	257
Total current liabilities	10,035	7,771

Notes payable	10,563	12,179
Operating lease liabilities - long-term	2,159	1,843
Total Liabilities	22,757	21,793

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common Stock ($0.0001 par value), 85,000,000 shares authorized Class A common shares, 845,385 shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common shares, 42,076,840 and 39,403,519 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4	4
Common stock issuable, 0 and 1,206,667 shares as of March 31, 2020 and December 31, 2019, respectively	-	4,923
Additional paid-in capital	183,116	172,184
Accumulated deficit	(137,316)	(125,459)
Total Stockholders’ Equity	45,804	51,652
Total Liabilities and Stockholders’ Equity	$68,561	$73,445

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2020	2019
Operating expenses:
Research and development	$9,314	$6,960
Research and development – licenses acquired	250	450
General and administrative	1,956	2,344
Total operating expenses	11,520	9,754
Loss from operations	(11,520)	(9,754)

Other income (expense)
Interest income	263	152
Interest expense	(600)	(11)
Total other income (expense)	(337)	141
Net Loss	$(11,857)	$(9,613)

Net loss per common share outstanding, basic and diluted	$(0.28)	$(0.34)

Weighted average number of common shares outstanding, basic and diluted	41,971,316	27,945,802

 The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity

($ in thousands, except for share amounts)

(Unaudited)

For the Three Months Ended March 31, 2020

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	250,000	$-	845,385	$-	39,403,519	$4	$4,923	$172,184	$(125,459)	$51,652
Issuance of common shares - Founders Agreement	-	-	-	-	1,206,667	-	(4,923)	4,923	-	-
Issuance of common shares, net of offering costs - At-the-Market Offering	-	-	-	-	1,248,834	0	-	4,910	-	4,910
Issuance of common shares, equity fee on At-the-Market Offering	-	-	-	-	31,220	-	-	125	-	125
Issuance of common shares under ESPP	-	-	-	-	68,351	-	-	169	-	169
Stock-based compensation expenses	-	-	-	-	115,250	-	-	805	-	805
Exercise of warrants	-	-	-	-	2,999	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(11,857)	(11,857)
Balances at March 31, 2020	250,000	$-	845,385	$-	42,076,840	$4	$-	$183,116	$(137,316)	$45,804

For the Three Months Ended March 31, 2019

	Class A Preferred Stock		Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	250,000	$-	1,000,000	$-	26,610,183	$3	$2,085	$113,378	$(79,070)	$36,396
Issuance of common shares - Founders Agreement	-	-	-	-	709,314	-	(2,085)	2,085	-	-
Issuance of common shares, Equity fee on Horizon Notes to Fortress Biotech	-	-	-	-	108,069	-	-	375	-	375
Issuance of warrants - Horizon Notes	-	-	-	-	-	-	-	888	-	888
Stock-based compensation expenses	-	-	-	-	76,000	-	-	432	-	432
Exercise of warrants	-	-	-	-	57,867	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(9,613)	(9,613)
Balances at March 31, 2019	250,000	$-	1,000,000	$-	27,561,433	$3	$-	$117,158	$(88,683)	$28,478

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(11,857)	$(9,613)
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	125	-
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	-	375
Research and development - licenses acquired	250	450
Stock-based compensation expenses	805	432
Depreciation expense	373	288
Accretion of debt discount	259	-
Amortization of operating lease right-of-use assets	31	30
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(246)	265
Other receivables - related party	5	(111)
Accounts payable and accrued expenses	(163)	1,031
Payable and accrued expenses - related party	(50)	382
Lease liabilities	316	(12)
Net cash used in operating activities	(10,152)	(6,483)

Cash Flows from Investing Activities:
Maturity of certificate of deposit	-	12,500
Purchase of research and development licenses	-	(200)
Purchase of fixed assets	(526)	(299)
Net cash provided by investing activities	(526)	12,001

Cash Flows from Financing Activities:
Proceeds from Horizon Notes	-	13,613
Proceeds from exercise of warrants	-	-
Proceeds from issuance of common shares - At-the-Market Offering	4,997	-
Offering costs for the issuance of common shares - At-the-Market Offering	(87)	-
Proceeds from issuance of common shares under ESPP	169	-
Net cash provided by financing activities	5,079	13,613

Net change in cash, cash equivalents and restricted cash	(5,599)	19,131
Cash, cash equivalents and restricted cash, beginning of the period	62,413	16,969
Cash, cash equivalents and restricted cash, end of the period	$56,814	$36,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$341	$-

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$540	$191
Issuance of common shares - Founders Agreement	$4,923	$2,085
Research and development licenses included in accounts payable and accrued expenses	$250	$250
Issuance of warrants - Horizon Notes	$-	$888

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, the Company had an accumulated deficit of $137.3 million.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the “Horizon Notes.” The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2020, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company’s Form 10-K and filed with the SEC on March 16, 2020. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Notes to Condensed Financial Statements

(Unaudited)

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

	For the three months ended March 31,
	2020	2019
Warrants	5,402,670	5,441,015
Options	1,241,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	299,060	502,636
Unvested restricted stock units	980,667	754,834
Total	8,174,072	8,190,160

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 16, 2020.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company’s adoption of this standard on January 1, 2020, did not have a material impact on its condensed financial statements and related disclosures.

Note 3 – License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – All Licenses

For the three months ended March 31, 2020 and 2019, the Company recorded the following expense in research and development for licenses acquired:

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

	For the three months ended March 31,
($ in thousands)	2020	2019
City of Hope
CD123	$-	$250
HER2	250	-
Nationwide Children's Hospital - C134	-	200
Total	$250	$450

License Agreements

City of Hope

On May 31, 2017, the Company entered into an exclusive license agreement with the City of Hope National Medical Center (“COH”) for the use of human epidermal growth factor receptor 2 (“HER2”) chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology, which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to this agreement, additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the three months ended, March 31, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with the Phase 1 clinical study of HER2 CAR T technology at COH.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three months ended March 31, 2020 and 2019, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended March 31,
	2020	2019
($ in thousands)
City of Hope	$500	$500
City of Hope - CD123	230	303
City of Hope - IL13Rα2	92	342
City of Hope - Manufacturing	-	114
Fred Hutchinson Cancer Research Center - CD20	527	267
Beth Israel Deaconess Medical Center - CRISPR	-	69
Total	$1,349	$1,595

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s, Management Services Agreement (the “MSA”) with Fortress for the three months ended March 31, 2020 and 2019, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses on the condensed statement of operations.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. In March 2020, the Company issued 31,220 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $5.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares during the three months ended March 31, 2020.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following ($ in thousands):

($ in thousands)	Estimated Useful Life (in years)	March 31, 2020	December 31, 2019
Computer equipment	3	$68	$53
Furniture and fixtures	5	182	145
Machinery and equipment	5	4,643	4,594
Leasehold improvements	9	5,099	3,877
Construction in process	N/A	712	1,157
Total property and equipment		10,704	9,826
Less: accumulated depreciation		(2,263)	(1,890)
Property and equipment, net		$8,441	$7,936

Depreciation expense for the three months ended March 31, 2020 and 2019, was approximately $0.4 million and $0.3 million, respectively, and was recorded in research and development expense in the Condensed Statements of Operations.

Note 6 – Accounts Payable and Accrued Expenses

At March 31, 2020 and December 31, 2019, accounts payable and accrued expenses consisted of the following:

($ in thousands)	March 31, 2020	December 31, 2019
Accounts payable	$2,481	$1,877
Accrued compensation	1,465	1,760
Research and development	1,663	1,496
Other	498	535
Total accounts payable and accrued expenses	$6,107	$5,668

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

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026.  The Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copier, which expires in 2021. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At March 31, 2020, the Company had operating lease liabilities of $2.4 million and right of use assets of $1.2 million, which were included in the Condensed Balance Sheet.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months Ended
($ in thousands)	March 31, 2020	March 31, 2019
Lease cost
Operating lease cost	$83	$78
Variable lease cost	234	237
Total	$317	$315

	For the Three Months Ended
($ in thousands)	March 31, 2020	March 31, 2019
Operating cash flows from operating leases	$(270)	$60
Weighted-average remaining lease term – operating leases	3.1	5.1
Weighted-average discount rate – operating leases	8.97%	8.96%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Nine months ended December 31, 2020	$346
Year ended December 31, 2021	467
Year ended December 31, 2022	476
Year ended December 31, 2023	489
Year ended December 31, 2024	503
Thereafter	955
Total	3,236
Less present value discount	(820)
Operating lease liabilities	$2,416

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

($ in thousands)	March 31, 2020	December 31, 2019	Interest Rate	Maturity
Horizon Notes (1)(2)	$15,750	$15,750	9.00%	October - 2022
Discount on notes payable	(2,062)	(2,321)
Total notes payable	$13,688	$13,429
Less: current portion	(3,125)	(1,250)
Long-term notes payable	$10,563	$12,179

(1) Balance includes $0.75 million final payment fee

(2) Interest rate is 9.00% plus one-month LIBOR Rate in excess of 2.5%

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Amortization of the debt discount associated with the funded loans was approximately $0.3 million for the three months ended March 31, 2020, and was included in interest expense in the Condensed Statements of Operations.

Note 9 - Stockholders’ Equity

Common Stock

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

During the three months ended March 31, 2020, the Company issued approximately 1.2 million shares of common stock at an average price of $3.93 per share for gross proceeds of $5.0 million under the Mustang ATM. In connection with these sales, we paid aggregate fees of approximately $0.1 million for net proceeds of approximately $4.9 million. No sales were made under the 2018 Mustang ATM during the three months ended March 31, 2019.

As of March 31, 2020, approximately $15.9 million of the 2018 Mustang S-3 remains available for sales of securities. Mustang may offer the securities under the 2018 Mustang S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

Stock Awards

Stock Options

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 1,445,515 shares at March 31, 2020.

The following table summarizes stock option activities for the three months ended March 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	1,241,675	$5.73	7.31
Outstanding at March 31, 2020	1,241,675	5.73	7.06
Options vested and exercisable at March 31, 2020	426,824	$5.73	7.06

As of March 31, 2020, the Company had unrecognized stock-based compensation expense related to options of $0.5 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.1 years.

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Restricted Stock

The following table summarizes restricted stock award activities for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	299,060	$5.66
Nonvested at March 31, 2020	299,060	$5.66

As of March 31, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.6 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.0 years. This amount does not include, as of March 31, 2020, 68,158 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the three months ended March 31, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,112,417	$5.11
Forfeited	(12,000)	3.03
Vested	(119,750)	6.82
Nonvested at March 31, 2020	980,667	$4.93

As of March 31, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2.2 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years. This amount does not include, as of March 31, 2020, 230,000 shares of restricted stock units outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands).

	For the three months ended March 31,
	2020	2019
General and administrative	$352	$336
Research and development	453	96
Total stock-based compensation expense	$805	$432

MUSTANG BIO, INC.

Notes to Condensed Financial Statements

(Unaudited)

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The Employee Stock Purchase Plan (“ESPP”) is compensatory and results in stock-based compensation expense.

For the three months ended March 31, 2020, 68,351 shares have been purchased and 341,649 shares are available for future sale under the Company’s ESPP. The Company recognized share-based compensation expense of $0.2 million for the three months ended March 31, 2020.

Warrants

A summary of warrant activities for three months ended March 31, 2020 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	5,405,669	$8.20	2.40
Cashless exercised	(2,999)
Outstanding at March 31, 2020	5,402,670	$8.21	2.14

Upon the cashless exercise of warrants, the Company will issue new shares of common stock.

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

Our pipeline is currently focused in three core areas: gene therapy programs for rare genetic disorders, chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapy program, we have partnered with St. Jude Children’s Research Hospital (“St. Jude”) in the development of a first-in-class ex vivo lentiviral treatment of X-linked severe combined immunodeficiency (“XSCID”) and for our CAR T therapies we have partnered with the City of Hope National Medical Center (“COH”), Fred Hutchinson Cancer Research Center (“Fred Hutch”) and Nationwide Children’s Hospital (“Nationwide”).

Gene Therapy

In partnership with St. Jude, our gene therapy program is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials: a multicenter trial in newly diagnosed infants sponsored by St. Jude and a single-center trial in previously transplanted patients sponsored by the National Institutes of Health (“NIH”).

In May 2020, Mustang submitted an IND application with the U.S. Food and Drug Administration (“FDA”) to initiate a multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude Children’s Research Hospital, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival. The initiation of this trial is currently on hold pending CMC clearance by the FDA. Mustang is targeting topline data from the trial in the second half of 2022.

Mustang further expects to file an IND in the third quarter of 2020 for a registrational multi-center Phase 2 clinical trial of its lentiviral gene therapy in previously transplanted XSCID patients. This product will be designated MB-207. Mustang anticipates enrolling 20 patients and comparing them to matched historical control patients who have undergone a second HSCT. Mustang is targeting topline data for this trial in the second half of 2022.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-102, and our clinical trial is expected to begin enrollment in the first half of 2020 for the treatment of patients with acute myeloid leukemia, blastic plasmacytoid dendritic cell neoplasm, and high-risk myelodysplastic syndrome. We expect to file an IND for MB-104 and to initiate our own Phase 1 clinical trial shortly thereafter for the treatment of patients with multiple myeloma. We also plan to file an IND and initiate our own clinical trial for MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with GBM. Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in the first half of 2021, we plan to file an IND for the combination of MB-101 and MB-108 for the treatment of patients with GBM. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer.

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

MB-107 and MB-207 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

In April 2020, we announced that the European Medicines Agency (“EMA”) had granted Advanced Therapy Medicinal Product (“ATMP”) classification to MB-107, a lentiviral gene therapy for the treatment of XSCID, also known as bubble boy disease. The FDA previously granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to MB-107 for the treatment of XSCID in August 2019.

Also in April 2020, we submitted an IND application to initiate a multi-center Phase 2 clinical trial of MB-107 lentiviral gene therapy in newly diagnosed infants with XSCID who are under the age of two. Following CMC clearance, the trial will enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude , will be compared with 25 matched historical control patients who have undergone HSCT. The primary efficacy endpoint will be event-free survival, and Mustang is targeting topline data from this trial in the second half of 2022. Mustang further expects to file an IND in the third quarter of 2020 for a registrational multi-center Phase 2 clinical trial of its lentiviral gene therapy in previously transplanted XSCID patients. This product will be designated MB-207, and Mustang anticipates enrolling 20 patients and comparing them to matched historical control patients who have undergone a second HSCT. Mustang is targeting topline data for this trial also in the second half of 2022.

MB-105 (PSCA CAR T for Prostate & Pancreatic Cancers)

In May 2020, we announced that in the ongoing Phase 1 trial at City of Hope with MB-105, the first patient to receive the therapy following a standard CAR T conditioning regimen experienced a significant reduction in his prostate-specific antigen (“PSA”) at day 28. This PSA response was associated with radiographic improvement of the patient’s metastatic disease. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03873805.

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

During the three months ended March 31, 2020, the Company issued approximately 1.2 million shares of common stock at an average price of $3.93 per share for gross proceeds of $5.0 million under the Mustang ATM. In connection with these sales, we paid aggregate fees of approximately $0.1 million for net proceeds of approximately $4.9 million. No sales were made under the Mustang ATM for the three months ended March 31, 2019.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, we have an accumulated deficit of $137.3 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	For the three months ended March 31,		Change
($ in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$9,314	$6,960	$2,354	34%
Research and development – licenses acquired	250	450	(200)	-44%
General and administrative	1,956	2,344	(388)	-17%
Total operating expenses	11,520	9,754	1,766	18%
Loss from operations	(11,520)	(9,754)	(1,766)	18%

Other income (expense)
Interest income	263	152	111	73%
Interest expense	(600)	(11)	(589)	N/M
Total other income (expense)	(337)	141	(478)	N/M
Net Loss	$(11,857)	$(9,613)	$(2,244)	23%

N/M – Not Meaningful

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

For the three months ended March 31, 2020 and 2019, research and development expenses were $9.3 million and $7.0 million, respectively. The increase of approximately $2.3 million is primarily due to $1.1 million for personnel costs due to the hiring of research and development employees, $0.8 million for third party contract research organizations and $0.2 million for consulting services.

For the three months ended March 31, 2020 and 2019, research and development expenses for licenses acquired were approximately $0.3 million and $0.5 million, respectively. For the three months ended March 31, 2020, we expensed $0.3 million related to our HER2 license with COH. For the three months ended March 31, 2019, we expensed $0.2 million related to an upfront fee for our license with Nationwide and $0.3 million related to our CD123 license with COH.

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

For the three months ended March 31, 2020 and 2019, general and administrative expenses were $2.0 million and $2.3 million, respectively. The decrease of approximately $0.3 million is primarily due to lower legal costs of $0.3 million associated with intellectual property and corporate matters.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities, including additional product candidates entering the clinic under Mustang’s IND;

•	stock compensation granted to key employees and non-employees;

•	support of business development activities; and

•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a publicly traded company.

Other Income or Expense

For the three months ended March 31, 2020 and 2019, other income or expense was $0.3 million in expense and $0.1 million in income, respectively. The decrease of approximately $0.4 million is attributed to higher interest expense related to the Horizon Notes of approximately $0.6 million, which were entered into on March 29, 2019, and were outstanding for the full quarter of 2020.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, the Company had an accumulated deficit of $137.3 million.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the “Horizon Notes.” The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2020, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Cash Flows for the Three Months Ended March 31, 2020 and 2019

	For the three months ended March 31,
($ in thousands)	2020	2019
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(10,152)	$(6,483)
Investing activities	(526)	12,001
Financing activities	5,079	13,613
Net change in cash, cash equivalents and restricted cash	$(5,599)	$19,131

Operating Activities

Net cash used in operating activities was $10.2 million for the three months ended March 31, 2020, compared to $6.5 million for the three months ended March 31, 2019.

Net cash used in operating activities for the three months ended March 31, 2020, was primarily due to approximately $11.9 million in net loss, partially offset by $0.8 million of non-cash stock compensation expenses, $0.4 million of depreciation, $0.3 million of research and development-licenses acquired, $0.3 million of accretion of debt discount and $0.1 million of equity fee on issuance of common shares to Fortress Biotech.

Net cash used in operating activities for the three months ended March 31, 2019 was primarily due to approximately $9.6 million in net loss partially offset by $1.6 million in change in operating assets and liabilities, $0.4 million of non-cash stock compensation expenses and $0.5 million of research and development-licenses acquired.

Investing Activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2020, representing purchases of fixed assets.

Net cash provided by investing activities was $12.0 million for the three months ended March 31, 2019, representing our $12.5 million in maturities of certificates of deposits, offset by $0.2 million in purchases of research and development licenses and $0.3 million in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $5.1 million during the three months ended March 31, 2020, due to gross proceeds of $5.0 million, net of offering costs of $0.1 million, from the Mustang ATM and $0.2 million raised from the issuance of the Company’s common shares in connection with the ESPP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the three months ended March 31, 2020, there were no material changes to our interest rate risk disclosures, market risk disclosures or foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

With respect to the quarter ended March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Major public health issues, and specifically the pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including the United States and Europe, and more specifically, Worcester, Massachusetts, where our executive offices and cell processing facility are located. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Although COVID-19 has not had a material adverse effect on our business to date, no assurance can be given that it will not in the future if the situation persists or worsens. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Infections and deaths related to the pandemic may disrupt the United States’ and other countries’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA or other regulatory review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions and clinical investigators to conduct these studies and clinical trials. If these third-party parties themselves are adversely impacted by restrictions resulting from the coronavirus outbreak we will likely experience delays and/or realize additional costs. We also rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. Disruptions to the global supply chain could impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture and distribute our product candidates. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

The potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, however it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and will depend on future developments that cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat for COVID-19. Although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity, we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

The ability of the Company’s employees and consultants to work may be significantly impacted by the coronavirus.

The Company’s employees and consultants are being affected by the COVID-19 pandemic. Substantially all of our office and management personnel are working remotely and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. COVID-19 may also compromise the ability of independent contractors who perform consulting services for us to deliver services or deliverables in a satisfactory or timely manner. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

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

Additionally, if one or more of our product candidates or any future product candidate receives marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may require the addition of unfavorable labeling statements, including specific warnings, black box warnings, adverse reactions, precautions, and/or contraindications;

•	regulatory authorities may suspend or withdraw their approval of the product, and/or require it to be removed from the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

•	our reputation may suffer.

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

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidates seen in a broader patient group (i.e., based on actual use);

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	changes in regulatory requirements by government authorities for our product candidates;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

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

If any of our relationships with these third-party contract research organizations or site management organizations terminates, we may not be able to enter into arrangements with alternative contract research organizations or site management organizations or to do so on commercially reasonable terms. Switching or adding additional contract research organizations or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our contract research organizations or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control, including the impacts of COVID-19, could disrupt the ability of our third-party CROs, site management organizations, clinical data management organizations, medical institutions, and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate. For instance, the developing situation in China and globally regarding the coronavirus disease outbreak has the potential to adversely impact our product development activities. At this time, the impact of the coronavirus disease outbreak is not having a material adverse effect on our business, but no assurance can be given it will not in the future if the situation persists.

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials. Forces beyond our control, including the effects of the COVID-19 pandemic, could disrupt the global supply chain and impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture our product candidates. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our drugs, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

We have concentrated much of our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidates in particular. Because CAR T is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including, but not necessarily limited to:

•	obtaining regulatory approval from the FDA and other regulatory authorities that may have very limited experience with the commercial development of genetically modified T cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;

•	conditioning patients with chemotherapy in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our products;

•	educating medical personnel regarding the potential side effect profile of each of our products;

•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive our product candidates;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement, and pricing by third-party payors and government authorities; and

•	developing therapies for types of cancers beyond those addressed by our current product candidates.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to, among other things:

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $137.3 million as of March 31, 2020. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of March 31, 2020, we had $56.8 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Senior Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Senior Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 10, 2020	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Senior Vice President of Finance & Corporate Controller
(Principal Financial Officer)

