Form 10-Q
period 2020-06-30
MUSTANG BIO, INC.
filed 2020-08-10
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of August 9, 2020
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	55,728,325

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$85,361	$61,413
Other receivables - related party	25	19
Prepaid expenses and other current assets	886	1,631
Total current assets	86,272	63,063

Property, plant and equipment, net	7,675	6,779
Fixed assets - construction in process	493	1,157
Restricted cash	1,000	1,000
Other assets	250	250
Operating lease right-of-use asset, net	1,140	1,196
Total Assets	$96,830	$73,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term notes payable	$5,000	$1,250
Accounts payable and accrued expenses	8,996	5,668
Payables and accrued expenses - related party	491	596
Operating lease liabilities - short-term	265	257
Total current liabilities	14,752	7,771

Notes payable	8,959	12,179
Operating lease liabilities - long-term	2,090	1,843
Total Liabilities	25,801	21,793

Commitments and Contingencies

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2020 and December 31, 2019 respectively	—	—
Common Stock ($0.0001 par value), 85,000,000 shares authorized
Class A common shares, 845,385 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively	—	—
Common shares, 54,826,243 and 39,403,519 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively	5	4
Common stock issuable, 0 and 1,206,667 shares as of June 30, 2020 and December 31, 2019 respectively	—	4,923
Additional paid-in capital	222,938	172,184
Accumulated deficit	(151,914)	(125,459)
Total Stockholders’ Equity	71,029	51,652
Total Liabilities and Stockholders’ Equity	$96,830	$73,445

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$9,830	$6,823	$19,144	$13,783
Research and development – licenses acquired	1,300	200	1,550	650
General and administrative	2,991	3,189	4,947	5,533
Total operating expenses	14,121	10,212	25,641	19,966
Loss from operations	(14,121)	(10,212)	(25,641)	(19,966)

Other income (expense)
Interest income	142	387	405	539
Interest expense	(619)	(574)	(1,219)	(585)
Total other income (expense)	(477)	(187)	(814)	(46)
Net Loss	$(14,598)	$(10,399)	$(26,455)	$(20,012)

Net loss per common share outstanding, basic and diluted	$(0.32)	$(0.29)	$(0.61)	$(0.62)

Weighted average number of common shares outstanding, basic and diluted	45,023,030	36,306,710	43,497,173	32,149,352

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity

($ in thousands, except for share amounts)

(Unaudited)

	For the Three Months Ended June 30, 2020
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2020	250,000	$—	845,385	$—	42,076,840	$4	$—	$183,116	$(137,316)	$45,804
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	886,800	—	—	2,933	—	2,933
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	22,170	—	—	77	—	77
Issuance of common shares, net of offering costs - Public Offering	—	—	—	—	11,455,604	1	—	34,923	—	34,924
Issuance of common shares, equity fee on Public Offering	—	—	—	—	286,390	—	—	932	—	932
Stock-based compensation expenses	—	—	—	—	98,439	—	—	957	—	957
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(14,598)	(14,598)
Balances at June 30, 2020	250,000	$—	845,385	$—	54,826,243	$5	$—	$222,938	$(151,914)	$71,029

	For the Six Months Ended June 30, 2020
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	250,000	$—	845,385	$—	39,403,519	$4	$4,923	$172,184	$(125,459)	$51,652
Issuance of common shares - Founders Agreement	—	—	—	—	1,206,667	—	(4,923)	4,923	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	2,135,634	—	—	7,843	—	7,843
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	53,390	—	—	202	—	202
Issuance of common shares, net of offering costs - Public Offering	—	—	—	—	11,455,604	1	—	34,923	—	34,924
Issuance of common shares, equity fee on Public Offering	—	—	—	—	286,390	—	—	932	—	932
Issuance of common shares under ESPP	—	—	—	—	68,351	—	—	169	—	169
Stock-based compensation expenses	—	—	—	—	213,689	—	—	1,762	—	1,762
Exercise of warrants	—	—	—	—	2,999	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(26,455)	(26,455)
Balances at June 30, 2020	250,000	$—	845,385	$—	54,826,243	$5	$(0)	$222,938	$(151,914)	$71,029

	For the Three Months Ended June 30, 2019
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2019	250,000	$—	1,000,000	$—	27,561,433	$3	$—	$117,158	$(88,683)	$28,478
Conversion of Class A common shares to common shares	—	—	(137,608)	—	137,608	—	—	—	—	—
Issuance of common shares, net of offering costs -At-the-Market Offering	—	—	—	—	3,506,222	—	—	21,972	—	21,972
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	87,656	—	—	495	—	495
Issuance of common shares, net of offering costs - Public Offering	—	—	—	—	7,906,250	1	—	29,484	—	29,485
Issuance of common shares - Equity fee on Public Offering	—	—	—	—	197,656	—	—	791	—	791
Stock-based compensation expenses	—	—	—	—	50,000	—	—	622	—	622
Exercise of warrants	—	—	—	—	7,491	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(10,399)	(10,399)
Balances at June 30, 2019	250,000	$—	862,392	$—	39,454,316	$4	$—	$170,522	$(99,082)	$71,444

	For the Six Months Ended June 30, 2019
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	250,000	$—	1,000,000	$—	26,610,183	$3	$2,085	$113,378	$(79,070)	$36,396
Issuance of common shares - Founders Agreement	—	—	—	—	709,314	—	(2,085)	2,085	—	—
Issuance of common shares- Equity fee on Horizon Notes to Fortress Biotech	—	—	—	—	108,069	—	—	375	—	375
Issuance of warrants- Horizon Notes	—	—	—	—	—	—	—	888	—	888
Conversion of Class A Common shares to common shares	—	—	(137,608)	—	137,608	—	—	—	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	3,506,222	—	—	21,972	—	21,972
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	87,656	—	—	495	—	495
Issuance of common shares, net of offering costs- Public Offering	—	—	—	—	7,906,250	1	—	29,484	—	29,485
Issuance of common shares- Equity fee on Public Offering	—	—	—	—	197,656	—	—	791	—	791
Stock-based compensation expenses	—	—	—	—	126,000	—	—	1,054	—	1,054
Exercise of warrants	—	—	—	—	65,358	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(20,012)	(20,012)
Balances at June 30, 2019	250,000	$—	862,392	$—	39,454,316	$4	$—	$170,522	$(99,082)	$71,444

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(26,455)	$(20,012)
Accretion of debt discount	529	232
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	202	495
Issuance of common shares - Equity fee on Public Offering to Fortress Biotech	932	791
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	—	375
Research and development - licenses acquired	1,550	650
Stock-based compensation expenses	1,762	1,054
Depreciation expense	798	588
Amortization of operating lease right-of-use assets	56	65
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,606	413
Other receivables - related party	(867)	(128)
Accounts payable and accrued expenses	2,017	(279)
Payable and accrued expenses - related party	(105)	523
Lease liabilities	255	(28)
Net cash used in operating activities	(17,720)	(15,261)

Cash Flows from Investing Activities:
Maturity of certificate of deposit	—	17,604
Purchase of research and development licenses	(250)	(450)
Purchase of fixed assets	(1,090)	(955)
Net cash (used in) provided by investing activities	(1,340)	16,199

Cash Flows from Financing Activities:
Proceeds from Horizon Notes	—	15,000
Debt issuance costs	—	(1,230)
Proceeds from issuance of common shares - At-the-Market Offering	8,023	22,515
Offering costs for the issuance of common shares - At-the-Market Offering	(180)	(543)
Proceeds from issuance of common shares - Public Offering	37,230	31,625
Offering costs for the issuance of common shares - Public Offering	(2,234)	(2,140)
Proceeds from issuance of common shares under ESPP	169	—
Net cash provided by financing activities	43,008	65,227

Net change in cash, cash equivalents and restricted cash	23,948	66,165
Cash, cash equivalents and restricted cash, beginning of the period	62,413	16,969
Cash, cash equivalents and restricted cash, end of the period	$86,361	$83,134

Supplemental disclosure of cash flow information:
Cash paid for interest	$683	$341

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$127	$183
Issuance of common shares - Founders Agreement	$4,923	$2,085
Research and development licenses included in accounts payable and accrued expenses	$1,300	$200
Offering costs for the issuance of common shares - Public Offering, in accounts payable and accrued expenses	$72	$—
Issuance of warrants - Horizon Notes	$—	$888

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, the Company had an accumulated deficit of $151.9 million.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the “Horizon Notes.” The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2020, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

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

	For the six months ended June 30,
	2020	2019
Warrants	5,402,671	5,433,524
Options	1,141,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	219,059	552,636
Unvested restricted stock units	1,499,228	968,334
Total	8,512,633	8,446,169

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

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

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three and six months ended June 30, 2020 and 2019, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2020	2019	2020	2019
City of Hope National Medical Center
CD123	$334	$—	$334	$250
CS1	—	200	—	200
IL13Rα2	333	—	333	—
Spacer	333	—	333	—
HER2	—	—	250	—
Fred Hutchinson Cancer Research Center - CD20	300	—	300	—
Nationwide Children's Hospital - C134	—	—	—	200
Total	$1,300	$200	$1,550	$650

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

City of Hope

CD123 License (MB-102)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with the City of Hope National Medical Center (“COH”) to acquire intellectual property rights pertaining to CD123-specific chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology. Pursuant to this agreement, payments are due for the achievement of eight development milestones totaling $14.5 million; additional payments are due upon the occurrence of certain one-time events; and royalty payments as a percentage of revenue in the mid-single digits are due on net sales of licensed products.

For the three and six months ended, June 30, 2020, the Company expensed a non-refundable payment of $0.3 million in connection with the CD123 license.

IL13Rα2 License (MB-101)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to IL13Rα2-specific CAR T technology. Pursuant to this agreement, payments are due for the achievement of eight development milestones totaling $14.5 million; additional payments are due upon the occurrence of certain one-time; events and royalty payments as a percentage of revenue in the mid-single digits are due on net sales of licensed products.

For the three and six months ended, June 30, 2020, the Company expensed a non-refundable payment of $0.3 million in connection with the IL13Rα2 license.

Spacer License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to Spacer patent rights. Pursuant to this agreement, payments are due upon the occurrence of certain one-time events and royalty payments as a percentage of revenue in the low single digits are due on net sales of licensed products.

For the three and six months ended, June 30, 2020, the Company expensed a non-refundable payment of $0.3 million in connection with the Spacer license.

HER2 License (MB-103)

On May 31, 2017, the Company entered into an exclusive license agreement with COH for the use of human epidermal growth factor receptor 2 (“HER2”) CAR T technology, which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to this agreement, additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the three and six months ended, June 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with the Phase 1 clinical study of HER2 CAR T technology at COH.

Fred Hutchinson Cancer Research Center - CD20 License (MB-106)

On July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD20 Technology License”). Pursuant to the CD20 Technology License, the

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Company paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by the Company of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million and royalty payments in the mid-single digits are due on net sales of licensed products.

For the three and six months ended, June 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with the Phase 1 clinical study of CD20 CAR T technology at Fred Hutch.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and six months ended June 30, 2020, and 2019, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2020	2019	2020	2019
City of Hope National Medical Center	—	500	500	1,000
CD123	65	456	296	759
IL13Rα2	234	225	326	567
Manufacturing	—	115	—	229
CS1	770	—	770	—
Fred Hutchinson Cancer Research Center - CD20	189	374	716	641
St. Jude Children's Research Hospital - XSCID	1,558	—	1,558	—
Beth Israel Deaconess Medical Center - CRISPR	—	—	—	69
Total	2,816	1,670	4,166	3,265

CS1 (MB-104) Clinical Research and Support Agreement with City of Hope

In June 2020, Mustang entered into a clinical research and support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma.” The CAR T being studied under this protocol has been designated by Mustang as MB-104. Under the terms of the agreement Mustang will pay COH $0.8 million for costs incurred and will reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, Mustang entered into a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St Jude’s clinical trial for the treatment of infants with X-linked Severe Combined Immunodeficiency Disorder (“XSCID”).  Pursuant to the terms of this agreement Mustang paid an upfront fee of $1.1 million on July 1, 2020 and will continue to reimburse St. Jude for costs incurred in connection with this trial.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s, Management Services Agreement (the “MSA”) with Fortress for the three and six months ended June 30, 2020 and 2019, respectively, expenses related to the MSA are recorded 50%in research and development expenses and 50% in general and administrative expenses on the condensed statement of operations.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  In March 2020, the Company issued 31,220 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $5.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares during the six months ended June 30, 2020.

In June 2020, the Company issued 22,170 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $3.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares during the six months ended June 30, 2020.

In June 2020, the Company issued 286,390 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $37.2 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.9 million in general and administrative expenses related to these shares during the six months ended June 30, 2020.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following ($ in thousands):

	Estimated Useful	June 30,	December 31,
($ in thousands)	Life (in years)	2020	2019
Computer equipment	3	$68	$53
Furniture and fixtures	5	182	145
Machinery and equipment	5	5,014	4,594
Leasehold improvements	9	5,099	3,877
Construction in process	N/A	493	1,157
Total property and equipment		10,856	9,826
Less: accumulated depreciation		(2,688)	(1,890)
Property and equipment, net		$8,168	$7,936

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Depreciation expense for the three months ended June 30, 2020, and 2019, was approximately $0.4 million and $0.3 million, and depreciation expense for the six months ended June 30, 2020 and 2019, was approximately $0.8 million and $0.6 million, respectively, and was recorded in research and development expense in the Condensed Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At June 30, 2020 and December 31, 2019, accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2020	2019
Accounts payable	$4,827	$1,877
Research and development	2,256	1,496
Accrued compensation	1,428	1,760
Other	485	535
Total accounts payable and accrued expenses	$8,996	$5,668

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

The terms of the lease also require that we post an initial security deposit of $0.8 million, in the form of a $0.5 million letter of credit and $0.3 million in cash, which increased to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) on November 1, 2019. After the fifth lease year, the letter of credit obligation is subject to reduction.

The Facility began operations for the production of personalized CAR T and gene therapies in 2018.

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026.  The Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copier, which expires in 2021. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At June 30, 2020, the Company had operating lease liabilities of $2.4 million and right of use assets of $1.1 million, which were included in the Condensed Balance Sheet.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The following summarizes quantitative information about the Company’s operating leases:

	For the Six Months Ended
	June 30,	June 30,
($ in thousands)	2020	2019
Lease cost
Operating lease cost	$161	$157
Variable lease cost	234	363
Total	$395	$520

	For the Six Months Ended
	June 30,	June 30,
($ in thousands)	2020	2019
Operating cash flows from operating leases	$(155)	$120
Weighted-average remaining lease term – operating leases	3.2	5.0
Weighted-average discount rate – operating leases	8.98%	8.96%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Six months ended June 30, 2020	$232
Year ended December 31, 2021	467
Year ended December 31, 2022	475
Year ended December 31, 2023	489
Year ended December 31, 2024	503
Thereafter	955
Total	3,121
Less present value discount	(766)
Operating lease liabilities	$2,355

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

	June 30,	December 31,
($ in thousands)	2020	2019	Interest Rate	Maturity
Horizon Notes (1)(2)	$15,750	$15,750	9.00%	October - 2022
Discount on notes payable	(1,791)	(2,321)
Total notes payable	$13,959	$13,429
Less: current portion	(5,000)	(1,250)
Long-term notes payable	$8,959	$12,179

(1)	Balance includes $0.75 million final payment fee
(2)	Interest rate is 9.00% plus one-month LIBOR Rate in excess of 2.5%

Amortization of the debt discount associated with the funded loans was approximately $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and amortization of the debt discount for the six months ended June 30, 2020 and 2019 was $0.5 million and $0.2 million, respectively, and was included in interest expense in the Condensed Statements of Operations.

Note 9 - Stockholders’ Equity

Common Stock

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. In March 2020, the Company issued 31,220 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $5.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares during the six months ended June 30, 2020.

In June 2020, the Company issued 22,170 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $3.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares during the six months ended June 30, 2020.

In June 2020, the Company issued 286,390 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $37.2 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.9 million in general and administrative expenses related to these shares during the six months ended June 30, 2020.

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

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

On August 16, 2019, the Company filed a shelf registration statement No. 333-233350 on Form S-3, (the “2019 Mustang S-3”), which was declared effective on September 30, 2019. Under the 2019 Mustang S-3, the Company may sell up to a total of $75.0 million of its securities.

During the six months ended June 30, 2020, we issued approximately 2.1 million shares of common stock at an average price of $3.76 per share for gross proceeds of $8.0 million under the Mustang ATM. In connection with these sales, we paid aggregate fees of approximately $0.1 million for net proceeds of approximately $7.9 million. During the six months ended June 30, 2019, Mustang issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million for net proceeds of approximately $22.0 million. Pursuant to the Founders Agreement, Mustang issued 53,390 shares of common stock to Fortress at a weighted average price of $3.76 per share for the six months ended June 30, 2020, for the Mustang ATM offering noted above. During the six months ended June 30, 2019, Mustang issued 87,656 shares of common stock to Fortress at a weighted average price of $6.42 per share in connection with the Mustang ATM.

Public Offering of Common Stock

On June 11, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as representative of the underwriters named therein (each, an “Underwriter” and collectively with Cantor Fitzgerald & Co., the “Underwriters”).

In connection with the Underwriting Agreement, we issued 10,769,231 shares of common stock (plus a 30-day option to purchase up to an additional 1,615,384 shares of common stock, of which 686,373 were exercised as of June 30, 2020) at a price of $3.25 per share for gross proceeds of approximately $37.2 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, we paid aggregate fees of approximately $2.3 million for net proceeds of approximately $34.9 million. The shares were sold under our S-3 registrations filed with the Securities and Exchange Commission. The offering closed on June 15, 2020, and the over-allotment closed on June 25, 2020.

As of June 30, 2020, approximately $50.6 million of the 2019 Mustang S-3 remains available for sales of securities. Mustang may offer the securities under the 2019 Mustang S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. As of June 30, 2020, the 2018 Mustang S-3 is no longer available for sales of securities.

Stock Awards

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 1,324,765 shares at June 30, 2020.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2020:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2019	1,241,675	$5.73	7.31
Options forfeited	(100,000)	5.73	—
Outstanding at June 30, 2020	1,141,675	5.73	6.81
Options vested and exercisable at June 30, 2020	428,127	$5.73	6.81

As of June 30, 2020, the Company had unrecognized stock-based compensation expense related to options of $0.3 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.0 years.

Restricted Stock

The following table summarizes restricted stock award activities for the six months ended June 30, 2020:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2019	299,060	$5.66
Vested	(80,001)	5.73
Nonvested at June 30, 2020	219,059	$5.63

As of June 30, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.5 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.0 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the six months ended June 30, 2020:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2019	1,112,417	$5.11
Granted	642,500	2.73
Forfeited	(36,250)	3.58
Vested	(219,439)	5.21
Nonvested at December 31, 2020	1,499,228	$4.11

As of June 30, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $3.1 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

Mustang Bio, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
General and administrative	$513	$333	$865	$669
Research and development	444	289	897	385
Total stock-based compensation expense	$957	$622	$1,762	$1,054

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.  The Employee Stock Purchase Plan (“ESPP”) is compensatory and results in stock-based compensation expense.

For the three and six months ended June 30, 2020, 68,351 shares have been purchased and 341,649 shares are available for future sale under the Company’s ESPP.  The Company recognized share-based compensation expense of $0.2 million for the six months ended June 30, 2020.

Warrants

A summary of warrant activities for six months ended June 30, 2020 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2019	5,405,669	$8.20	2.40
Cashless exercised	(2,999)	—	—
Outstanding as of December 31, 2020	5,402,670	$8.21	1.89

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

In May 2020, we submitted an IND application with the U.S. Food and Drug Administration (“FDA”) to initiate a multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude Children’s Research Hospital, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival. The initiation of this trial is currently on hold pending CMC clearance by the FDA, and this clearance is expected in early Q4 2020. We are targeting topline data from the trial in the second half of 2022.

We further expect to file an IND in the fourth quarter of 2020 for a registrational multi-center Phase 2 clinical trial of lentiviral gene therapy in previously transplanted XSCID patients. This product will be designated MB-207. We anticipate enrolling 20 patients and comparing them to matched historical control patients who have undergone a second HSCT. We are targeting topline data for this trial in the second half of 2022.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-102, and our clinical trial has begun enrollment for the treatment of patients with acute myeloid leukemia, blastic plasmacytoid dendritic cell neoplasm, and high-risk myelodysplastic syndrome. We expect to file INDs for MB-106 and MB-104 in the first half of 2021 and to initiate our own Phase 1 clinical trials shortly thereafter for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia and multiple myeloma, respectively.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with GBM. Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in late 2021, COH plans to file an IND for the combination of MB-101 and MB-108 for the treatment of patients with GBM. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer.

Recent Events

MB-104 (CS1-targeted CAR T cell therapy)

In June 2020, we entered into a Clinical Research Support Agreement with COH for CS1 (the “CS1 CRA”). Pursuant to the terms of the CS1 CRA we made an upfront payment of approximately $0.8 million and will contribute up to a maximum of $2.4 million related to patient costs in connection with the ongoing investigator-initiated study at COH. We recorded no expenses in 2019 related to this arrangement. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03710421.

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

MB-107 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

In June 2020, we entered into a Data Transfer and License Agreement with St. Jude for XSCID (MB-107) (the “XSCID DTA”). Pursuant to the terms of the XSCID DTA, we made an upfront payment of approximately $1.1 million and will contribute additional funding related to patient costs in connection with the ongoing investigator-initiated study at St. Jude. We recorded no expenses in 2019 related to this arrangement. Additional information on the Phase 1/2 trial can be found on www.CinicalTrials.gov using identifier NCT01512888.

In April 2020, we announced that the European Medicines Agency (“EMA”) had granted Advanced Therapy Medicinal Product (“ATMP”) classification to MB-107, a lentiviral gene therapy for the treatment of XSCID, also known as bubble boy disease. The FDA previously granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to MB-107 for the treatment of XSCID in August 2019.

Also in April 2020, we submitted an IND application to initiate a multi-center Phase 2 clinical trial of MB-107 lentiviral gene therapy in newly diagnosed infants with XSCID who are under the age of two. Following CMC clearance, which is expected early in Q4 2020, the trial will enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude , will be compared with 25 matched historical control patients who have undergone HSCT. The primary efficacy endpoint will be event-free survival, and Mustang is targeting topline data from this trial in the second half of 2022. Mustang further expects to file an IND in the fourth quarter of 2020 for a registrational multi-center Phase 2 clinical trial of its lentiviral gene therapy in previously transplanted XSCID patients. This product will be designated MB-207, and Mustang anticipates enrolling 20 patients and comparing them to matched historical control patients who have undergone a second HSCT. Mustang is targeting topline data for this trial also in the second half of 2022.

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

At-the-Market Offering

During the three and six months ended June 30, 2020, we issued approximately 0.9 million and 2.1 million shares of common stock at an average price of $3.41 and $3.76 per share for gross proceeds of $3.0 million and $8.0 million, respectively, under the At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the “Agents”). In connection with these sales, we paid aggregate fees of approximately $0.1 million for net proceeds of approximately $7.9 million.

Mustang Public Offering of Common Stock

On June 11, 2020, we announced the pricing of an underwritten public offering, whereby we sold 10,769,231 shares of common stock, (plus a 30-day option to purchase up to an additional 1,615,384 shares of common stock, which was partially exercised) at a price of $3.25 per share for gross proceeds of approximately $37.2 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, the Company paid aggregate fees of approximately $2.2 million for net proceeds of approximately $35.0 million.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we have an accumulated deficit of $151.9 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	For the three months ended June 30,		Change
($in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$9,830	$6,823	$3,007	44%
Research and development – licenses acquired	1,300	200	1,100	550%
General and administrative	2,991	3,189	(198)	(6)%
Total operating expenses	14,121	10,212	3,909	38%
Loss from operations	(14,121)	(10,212)	(3,909)	38%

Other income (expense)
Interest income	142	387	(245)	(63)%
Interest expense	(619)	(574)	(45)	8%
Total other income (expense)	(477)	(187)	(290)	155%
Net Loss	$(14,598)	$(10,399)	$(4,199)	40%

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

For the three months ended June 30, 2020 and 2019, research and development expenses were $9.8 million and $6.8 million, respectively. The increase of approximately $3.0 million is primarily due to $1.0 million for personnel costs due to the hiring of research and development employees, $1.1 million for sponsored research and clinical trial agreements, $0.5 million for consulting and outside services and $0.3 million for third party contract research organizations.

For the three months ended June 30, 2020 and 2019, research and development expenses for licenses acquired were approximately $1.3 million and $0.2 million, respectively. For the three months ended June 30, 2020, we expensed $1.0 million related to our licenses with COH and $0.3 million related to our CD20 license with Fred Hutch. For the three months ended June 30, 2019, we expensed $0.2 million related to our CS1 license with COH.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits;

●	license fees and milestone payments related to in-licensed products and technology;

●	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the three months ended June 30, 2020 and 2019, general and administrative expenses were $3.0 million and $3.2 million, respectively. The decrease of approximately $0.2 million is primarily due to lower non-cash stock compensation expense.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our expanded research and development activities, including additional product candidates entering the clinic under Mustang’s IND;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a publicly traded company.

Other Income or Expense

For the three months ended June 30, 2020 and 2019, other income (expense) was $0.5 million and $0.2 million expense, respectively. The increase of approximately $0.3 million is primarily attributed to lower interest income of approximately $0.2 million.

Comparison of the Six Months Ended June 30, 2020 and 2019

	For the six months ended June 30,		Change
($in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$19,144	$13,783	$5,361	39%
Research and development – licenses acquired	1,550	650	900	138%
General and administrative	4,947	5,533	(586)	(11)%
Total operating expenses	25,641	19,966	5,675	28%
Loss from operations	(25,641)	(19,966)	(5,675)	28%

Other income (expense)
Interest income	405	539	(134)	(25)%
Interest expense	(1,219)	(585)	(634)	108%
Total other income (expense)	(814)	(46)	(768)	1,670%
Net Loss	$(26,455)	$(20,012)	$(6,443)	32%

Research and Development Expenses

For the six months ended June 30, 2020 and 2019, research and development expenses were $19.1 million and $13.8 million, respectively. The increase of approximately $5.4 million is primarily due to $2.1 million for personnel costs due to the hiring of research and development employees, $1.1 million for third party contract research organizations, $0.9 million for sponsored research and clinical trial agreements, $0.8 million for clinical trial materials and $0.7 million for consulting and outside services.

For the six months ended June 30, 2020 and 2019, research and development expenses for licenses acquired were approximately $1.6 million and $0.7 million, respectively. For the six months ended June 30, 2020, we expensed $1.3 million related to our licenses with COH and $0.3 million related to our CD20 license with Fred Hutch. For the six months ended June 30, 2019, we expensed $0.5 million related to our licenses with COH and $0.2 million for our license with Nationwide.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits;

●	license fees and milestone payments related to in-licensed products and technology;

●	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel; recruitment expenses, professional fees and other corporate expenses, including investor relations; legal activities including patent fees; and facilities-related expenses.

For the six months ended June 30, 2020 and 2019, general and administrative expenses were $4.9 million and $5.5 million, respectively. The decrease of approximately $0.6 million is attributed primarily to $0.3 million for non-cash stock-based compensation expense and lower legal costs of $0.2 million associated with intellectual property and corporate matters.

Other Income or Expense

For the six months ended June 30, 2020 and 2019, other income (expense) was approximately $0.8 million and $0.0 million expense, respectively. The increase of approximately $0.8 million is primarily attributed to $0.6 million higher interest expense related to the Horizon Notes and lower interest income of approximately $0.1 million.

Liquidity and Capital Resources

We have incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we had an accumulated deficit of $151.9 million.

We have funded our operations to date primarily through the sale of equity and our venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the “Horizon Notes”. We expect to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at June 30, 2020, are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

We will be required to expend significant funds in order to advance the development of our product candidates. We will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize our existing and any new product candidates. In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

	For the six months ended June 30,
($in thousands)	2020	2019
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(17,720)	$(15,261)
Investing activities	(1,340)	16,199
Financing activities	43,008	65,227
Net change in cash, cash equivalents and restricted cash	$23,948	$66,165

Operating Activities

Net cash used in operating activities was $17.7 million for the six months ended June 30, 2020, compared to $15.3 million for the six months ended June 30, 2019.

Net cash used in operating activities for the six months ended June 30, 2020, was primarily due to approximately $26.5 million in net loss, partially offset by $1.8 million of non-cash stock compensation expenses, $1.6 million of research and development-licenses acquired, $1.1 million of equity fee on issuance of common shares to Fortress Biotech, $0.8 million of depreciation, $0.5 million of accretion of debt discount and $2.9 million in change in operating assets and liabilities.

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

Investing Activities

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2020, representing $1.1 million purchases of fixed assets and $0.2 million in purchases of research and development licenses.

Net cash provided by investing activities was $16.2 million for the six months ended June 30, 2019, representing our $17.6 million in maturities of certificates of deposits, offset by $0.5 million in purchases of research and development licenses and $1.0 million in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $43.0 million during the six months ended June 30, 2020, due to gross proceeds of $37.2 million, net of offering costs of $2.2 million, from our June 2020 underwritten public offering; gross proceeds of $8.0 million, net of offering costs of $0.2 million, from the Mustang ATM; and $0.2 million raised from the issuance of the Company’s common shares in connection with the ESPP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the three and six months ended June 30, 2020, there were no material changes to our interest rate risk disclosures, market risk disclosures or foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

With respect to the quarter ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions resulting from the coronavirus outbreak we will likely experience delays and/or realize additional costs. We also rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. Disruptions to the global supply chain could impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture and distribute our product candidates. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

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

The Company’s employees and consultants have been and are currently being affected by the COVID-19 pandemic. Substantially all of our office and management personnel are working remotely, and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. COVID-19 may also compromise the ability of independent contractors who perform consulting services for us to deliver services or deliverables in a satisfactory or timely manner. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks the Company has faced even prior to the pandemic may be elevated.

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

The successful development, and any commercialization, of our technologies and any product candidates that may occur would require us to successfully perform a variety of functions, including:

●	developing our technology platform;

●	identifying, developing, formulating, manufacturing and commercializing product candidates;

●	entering into successful licensing and other arrangements with product development partners;

●	participating in regulatory approval processes, including ultimately gaining approval to market a drug product, which may not occur;

●	obtaining sufficient quantities of our product candidates from our third-party manufacturers to meet clinical trial needs and, if approved, to meet commercial demand at launch and thereafter;

●	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

●	conducting sales and marketing activities including hiring, training, deploying and supporting our sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may establish; and

●	maintaining patent protection and regulatory exclusivity for our product candidates.

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

Delays in the commencement or conduct of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement or conduct of clinical trials can be delayed for a variety of reasons, including, but not necessarily limited to, delays in:

●	obtaining regulatory clearance/approval to commence a clinical trial;

●	identifying, recruiting and training suitable clinical investigators;

●	reaching and preserving agreements on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

●	obtaining sufficient quantities of a product candidate for use in clinical trials;

●	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;

●	developing and validating companion diagnostics on a timely basis, if required;

●	adding new clinical sites once a trial has begun;

●	change in the principal investigator or other key staff overseeing the clinical trial at a given site;

●	identifying, recruiting and enrolling patients to participate in a clinical trial; or

●	retaining (or replacing) patients who have initiated a clinical trial but who may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, personal issues, or other reasons.

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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities, due to a number of factors, including, but not necessarily limited to:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	stopping rules contained in the protocol;

●	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and

●	lack of adequate funding to continue the clinical trial.

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

The FDA and other regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	our inability to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for an indication;

●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

●	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;

●	the FDA may not approve the manufacturing processes or facilities or those of third-party manufacturers with which we or our respective collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or

●	the approval policies or regulations of the FDA may significantly change in a manner rendering the clinical data insufficient for approval or the product characteristics or benefit-risk profile unfavorable for approval.

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

Additionally, if one or more of our product candidates or any future product candidate receives marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may require the addition of unfavorable labeling statements, including specific warnings, black box warnings, adverse reactions, precautions, and/or contraindications;

●	regulatory authorities may suspend or withdraw their approval of the product, and/or require it to be removed from the market;

●	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

●	our reputation may suffer.

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

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, operations, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters, untitled letters, import alerts, and/or inspection observations;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;

●	fines, restitution or disgorgement of profits;

●	suspension or withdrawal of marketing or regulatory approvals;

●	suspension of any ongoing clinical trials;

●	refusal to permit the import or export of our products;

●	product seizure; or

●	injunctions, consent decrees, and/or the imposition of civil or criminal penalties.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013, with requirements for manufacturers to submit reports to CMS by March 31, 2014, and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014 and is annually updated; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among the provisions of the ACA of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expansion of the entities eligible to enroll in the 340B Drug Pricing Program to include certain critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals, but exempting certain drugs from the ceiling price requirements for these covered entities;

●	the new requirements under the federal Open Payments program and its implementing regulations;

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

●	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the U.S. President has taken several executive actions, specifically through rulemaking and guidance, that could impact the pharmaceutical business and industry. A few of the major administrative actions include:

●	On October 9, 2019, CMS issued a proposed rule entitled, Modernizing and Clarifying the Physician Self-Referral Regulations and on the same day the HHS Office of Inspector General issued a similar rule, entitled Revisions to Safe Harbors Under the Anti-Kickback Statute, and Civil Monetary penalty Rules Regarding Beneficiary Inducements. The proposed rules are an effort to reform regulations dealing with anti-kickback and self-referral laws. The proposals are attempting to allow certain financial arrangements that would otherwise violate anti-kickback and self-referral laws for providers that are participating in value-based payment arrangements. The proposed rule could impact drug purchasing behavior to ensure providers are within their budget and/or restructure existing payment structures between providers and manufacturers.

●	On October 30, 2019, the Administration issued an advanced notice of proposed rulemaking (“ANPRM”) entitled, International Pricing Index Model for Medicare Part B Drugs. This ANPRM is soliciting feedback on a potential proposal to align United States drug prices in the Medicare Part B program with international prices. It also solicits public feedback on a policy that would allowing private-sector vendors to negotiate prices, take title to drugs, and improve competition for hospital and physician business. Although this is only a notice for a potential rule, it signals the Administration’s desire to regulatorily influence the United States drug pricing system that could adversely affect the industry.

●	On November 15, 2019, CMS issued a proposed rule entitled, Transparency in Coverage and finalized the Calendar Year (“CY”) 2020 Outpatient Prospective Payment System (“OPPS”) & Ambulatory Surgical Center Price Transparency Requirements for Hospitals to Make Standard Charges Rule. Together the rules would increase price transparency through health plans and in hospitals. The affects may influence consumer purchasing habits in the health care sector as a whole. Although the transparency provisions are not yet in effect and the hospital price transparency requirements are subject to litigation, there could be implications for the industry related to drug pricing if or when it is enacted.

●	On November 18, 2019, CMS issued a proposed rule entitled, Medicaid Fiscal Accountability Regulation (“MFAR”). The proposed rule would significantly impact states’ ability to finance their Medicaid programs. If finalized, the MFAR could force states to restructure their Medicaid financing that could disincentivize or change state prescription drug purchasing behavior that would adversely impact the industry.

●	On December 18, 2019, the FDA issued a proposed rule entitled, Importation of Prescription Drugs. The proposed rule would allow the importation of certain prescription drugs from Canada. If finalized, states or other non-federal government entities would be able to submit importation program proposals to FDA for review and authorization. This proposed rule could also influence pricing practices in the United States.

●	On January 30, 2020, CMS issued a state waiver option entitled, Health Adult Opportunity (“HAO”). The HAO would allow states to restructure benefits and coverage policies for their Medicaid programs. The HAO will provide states administrative flexibilities in exchange for a capped federal share. The cap on the federal share is commonly referred to as a “block grant.” Importantly, the HAO allows states to set formularies that align with Essential Health Benefit requirements while still requiring manufacturers to participate in the Medicaid Rebate Program. Depending on utilization of the HAO by states, it could impact the industry – especially if states elect to use a formulary.

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

We may not be able to initiate or continue clinical trials for one or more of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications that we are targeting for our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including, but not necessarily limited to:

●	the severity of the disease under investigation;

●	the eligibility criteria for the study in question;

●	the perceived risks and benefits of the product candidate under study;

●	the efforts to facilitate timely enrollment in clinical trials;

●	the patient referral practices of physicians;

●	the number of clinical trials sponsored by other companies for the same patient population;

●	the ability to monitor patients adequately during and after treatment; and

●	the proximity and availability of clinical trial sites for prospective patients.

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

Competitors may seek to develop alternative formulations that do not directly infringe on our in-licensed patent rights. The commercial opportunity for one or more of our product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

●	capital resources;

●	development resources, including personnel and technology;

●	clinical trial experience;

●	regulatory experience;

●	expertise in prosecution of intellectual property rights; and

●	manufacturing, distribution and sales and marketing experience.

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

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;

●	the timing of market introduction of such product candidate as well as competitive products;

●	the clinical indications for which the drug is approved;

●	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

●	the safety of such product candidates seen in a broader patient group (i.e., based on actual use);

●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

●	changes in regulatory requirements by government authorities for our product candidates;

●	the relative convenience and ease of administration of the product candidate for clinical practices;

●	the product labeling or product insert required by the FDA or regulatory authority in other countries;

●	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

●	the prevalence and severity of adverse side effects; and

●	the effectiveness of our sales and marketing efforts.

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

Factors that may inhibit our efforts to commercialize our products on our own include, but are not necessarily limited to:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;

●	the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating our own sales and marketing organization.

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

We may rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of one or more product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:

●	reliance on the third party for regulatory compliance and quality assurance, while still being required by law to establish adequate oversight and control over products furnished by that third party;

●	the possible breach of the manufacturing agreement by the third party;

●	manufacturing delays if our third-party manufacturers are unable to obtain raw materials due to supply chain disruptions, give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;

●	suspension or termination of clinical trial sites or entire trial programs;

●	decreased demand for any product candidates or products that we may develop;

●	initiation of investigations by regulators;

●	impairment of our business reputation;

●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;

●	loss of revenues;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize our product candidate or future product candidates.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on ex vivo lentiviral gene therapy for rare genetic diseases and on novel combinations of CAR T cells with immuno-oncology antibodies, other biologics, and small molecule kinase inhibitors. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including, but not necessarily limited to:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

●	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;

●	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

●	higher than expected acquisition and integration costs;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses.

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

●	human error;

●	subsystem, component, or software failure;

●	a power or telecommunications failure;

●	hacker attacks, cyber-attacks, software viruses, security breaches, unauthorized access or intentional acts of vandalism; or

●	terrorist acts or war.

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

We are currently reliant on the City of Hope National Medical Center, the Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, the National Institute of Health (“NIH”) and the University of Alabama at Birmingham (“UAB”) for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, St. Jude, and UAB pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his laboratory team at COH, of Dr. Brian Till and his laboratory team at Fred Hutch, of Drs. Stephen Gottschalk and Ewelina Mamcarz and their team at St. Jude, of Dr. Harry Malech and his team at the NIH, and of Dr. James M. Markert and his team at UAB. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

CAR T is a new approach to cancer treatment that presents significant challenges.

We have concentrated much of our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidates in particular. Because CAR T is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including, but not necessarily limited to:

●	obtaining regulatory approval from the FDA and other regulatory authorities that may have very limited experience with the commercial development of genetically modified T cell therapies for cancer;

●	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;

●	conditioning patients with chemotherapy in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our products;

●	educating medical personnel regarding the potential side effect profile of each of our products;

●	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive our product candidates;

●	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

●	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

●	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement, and pricing by third-party payors and government authorities; and

●	developing therapies for types of cancers beyond those addressed by our current product candidates.

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

Our success depends, in large part, on our ability to obtain patent protection for product candidates and their formulations and uses. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in obtaining patents or what the scope of an issued patent may ultimately be. These risks and uncertainties include, but are not necessarily limited to, the following:

●	patent applications may not result in any patents being issued, or the scope of issued patents may not extend to competitive product candidates and their formulations and uses developed or produced by others;

●	our competitors, many of which have substantially greater resources than us or our partners, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that may limit or interfere with our abilities to make, use, and sell potential product candidates, file new patent applications, or may affect any pending patent applications that we may have;

●	there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, in addition to being costly and time consuming to undertake. For example:

●	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

●	our licensors might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate our product candidates or any future product candidate technologies;

●	it is possible that none of the pending patent applications licensed to us will result in issued patents;

●	the scope of our issued patents may not extend to competitive products developed or produced by others;

●	the issued patents covering our product candidates or any future product candidate may not provide a basis for market exclusivity for active products, may not provide us with any competitive advantages, or may be challenged by third parties;

●	we may not develop additional proprietary technologies that are patentable; or

●	intellectual property rights of others may have an adverse effect on our business.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to, among other things:

●	obtain additional licenses, which may not be available on commercially reasonable terms, if at all;

●	abandon an infringing product candidate or redesign products or processes to avoid infringement, which may demand substantial funds, time and resources and which may result in inferior or less desirable processes and/or products;

●	pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

●	pay substantial royalties, fees and/or grant cross-licenses to our product candidates; and/or

●	defend litigation or administrative proceedings which may be costly regardless of outcome, and which could result in a substantial diversion of financial and management resources.

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

The types of disputes which may arise between us and the third parties from whom we license intellectual property include, but are not limited to:

●	the scope of rights granted under such license agreements and other interpretation-related issues;

●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to such license agreements;

●	the scope and interpretation of the representations and warranties made to us by our licensors, including those pertaining to the licensors’ right title and interest in the licensed technology and the licensors’ right to grant the licenses contemplated by such agreements;

●	the sublicensing of patent and other rights under our license agreements and/or collaborative development relationships, and the rights and obligations associated with such sublicensing, including whether or not a given transaction constitutes a sublicense under such license agreement;

●	the diligence and development obligations under license agreements (which may include specific diligence milestones) and what activities or achievements satisfy those diligence obligations;

●	whether or not the milestones associated with certain milestone payment obligations have been achieved or satisfied;

●	the applicability or scope of indemnification claims or obligations under such license agreements;

●	the permissibility and advisability of, and strategy regarding, the pursuit of potential third-party infringers of the intellectual property that is the subject of such license agreements;

●	the calculation of royalty, sublicense revenue and other payment obligations under such license agreements;

●	the extent to which license rights, if any, are retained by licensors under such license agreements;

●	whether or not a material breach has occurred under such license agreements and the extent to which such breach, if deemed to have occurred, is or can be cured within applicable cure periods, if any;

●	disputes regarding patent filing and prosecution decisions, as well as payment obligations regarding past and ongoing patent expenses;

●	intellectual property rights resulting from the joint creation or use of intellectual property (including improvements made to licensed intellectual property) by our and our partners’ licensors and us and our partners; and

●	the priority of invention of patented technology.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $151.9 million as of June 30, 2020. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	one or more of our product candidates receive regulatory approval and are approved for commercial sale, due to our need to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

●	we are required by the FDA or foreign regulatory authorities to perform studies in addition to those currently expected;

●	there are any delays in completing our clinical trials or the development of any of our product candidates;

●	we execute other collaborative, licensing or similar arrangements that require us to make payments to collaborators or licensors;

●	there are variations in the level of expenses related to our future development programs;

●	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and

●	there are any regulatory developments affecting product candidates of our competitors.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	obtain regulatory approval for one or more of our product candidates, or any future product candidate that we may license or acquire;

●	manufacture or have manufactured commercial quantities of one or more of our product candidates or any future product candidate, if approved, at acceptable cost levels; and

●	develop a commercial organization and the supporting infrastructure required to successfully market and sell one or more of our product candidates or any future product candidate, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of June 30, 2020, we had $86.4 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;

●	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

●	the rate of progress and costs of our efforts to prepare for the submission of an NDA or BLA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

●	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

●	the effect of competing technological and market developments;

●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

●	the success of the commercialization of one or more of our product candidates, if approved.

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

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize our product candidates or any future product candidate, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching these product candidates, if approved;

●	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	the failure of one or more of our product candidates or any future product candidate, if approved, to achieve commercial success;

●	announcements of the introduction of new products by us or our competitors;

●	developments concerning product development results or intellectual property rights of others;

●	litigation or public concern about the safety of our potential products;

●	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

●	deviations in our operating results from the estimates of securities analysts or other analyst comments;

●	additions or departures of key personnel;

●	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

●	developments concerning current or future strategic collaborations; and

●	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 10, 2020	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Senior Vice President of Finance & Corporate Controller
(Principal Financial Officer)