Form 10-Q
period 2020-09-30
MUSTANG BIO, INC.
filed 2020-11-06
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of November 4, 2020
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	64,392,968

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

($ in thousands, except for share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,251	$61,413
Other receivables - related party	37	19
Prepaid expenses and other current assets	344	1,631
Total current assets	75,632	63,063

Property, plant and equipment, net	7,250	6,779
Fixed assets - construction in process	821	1,157
Restricted cash	1,000	1,000
Other assets	250	250
Operating lease right-of-use asset, net	1,115	1,196
Total Assets	$86,068	$73,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term notes payable	$—	$1,250
Accounts payable and accrued expenses	7,054	5,668
Payables and accrued expenses - related party	305	596
Operating lease liabilities - short-term	271	257
Total current liabilities	7,630	7,771

Notes payable	—	12,179
Operating lease liabilities - long-term	2,022	1,843
Total Liabilities	9,652	21,793

Commitments and Contingencies

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common Stock ($0.0001 par value), 85,000,000 shares authorized
Class A common shares, 845,385 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common shares, 60,164,539 and 39,403,519 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5	4
Common stock issuable, 65,810 and 1,206,667 shares as of September 30, 2020 and December 31, 2019, respectively	235	4,923
Additional paid-in capital	241,042	172,184
Accumulated deficit	(164,866)	(125,459)
Total Stockholders’ Equity	76,416	51,652
Total Liabilities and Stockholders’ Equity	$86,068	$73,445

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

($ in thousands, except for share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,987	$7,309	$27,131	$21,092
Research and development – licenses acquired	287	700	1,837	1,350
General and administrative	2,153	1,987	7,100	7,520
Total operating expenses	10,427	9,996	36,068	29,962
Loss from operations	(10,427)	(9,996)	(36,068)	(29,962)

Other income (expense)
Interest income	162	406	567	945
Interest expense	(2,687)	(578)	(3,906)	(1,163)
Total other income (expense)	(2,525)	(172)	(3,339)	(218)
Net Loss	$(12,952)	$(10,168)	$(39,407)	$(30,180)

Net loss per common share outstanding, basic and diluted	$(0.23)	$(0.25)	$(0.82)	$(0.87)

Weighted average number of common shares outstanding, basic and diluted	57,253,715	39,875,209	48,116,158	34,752,938

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity

($ in thousands, except for share amounts)

(Unaudited)

	For the Three Months Ended September 30, 2020
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2020	250,000	$—	845,385	$—	54,826,243	$5	$—	$222,938	$(151,914)	$71,029
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	5,044,803	—	—	17,240	—	17,240
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	64,015	—	235	215	—	450
Issuance of common shares, net of offering costs - Public Offering	—	—	—	—	—	—	—	(137)	—	(137)
Issuance of common shares under ESPP	—	—	—	—	72,505	—	—	180	—	180
Stock-based compensation expenses	—	—	—	—	156,973	—	—	606	—	606
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(12,952)	(12,952)
Balances at September 30, 2020	250,000	$—	845,385	$—	60,164,539	$5	$235	$241,042	$(164,866)	$76,416

	For the Nine Months Ended September 30, 2020
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	250,000	$—	845,385	$—	39,403,519	$4	$4,923	$172,184	$(125,459)	$51,652
Issuance of common shares - Founders Agreement	—	—	—	—	1,206,667	—	(4,923)	4,923	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	7,180,437	—	—	25,083	—	25,083
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	117,405	—	235	417	—	652
Issuance of common shares, net of offering costs - Public Offering	—	—	—	—	11,455,604	1	—	34,786	—	34,787
Issuance of common shares, equity fee on Public Offering	—	—	—	—	286,390	—	—	932	—	932
Issuance of common shares under ESPP	—	—	—	—	140,856	—	—	349	—	349
Stock-based compensation expenses	—	—	—	—	370,662	—	—	2,368	—	2,368
Exercise of warrants	—	—	—	—	2,999	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(39,407)	(39,407)
Balances at September 30, 2020	250,000	$—	845,385	$—	60,164,539	$5	$235	$241,042	$(164,866)	$76,416

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity (Continued)

($ in thousands, except for share amounts)

(Unaudited)

	For the Three Months Ended September 30, 2019
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2019	250,000	$—	862,392	$—	39,454,316	$4	$—	$170,522	$(99,082)	$71,444
Issuance of common shares, net of offering costs - Public Offering	—	—	—	—	—	—	—	52	—	52
Stock-based compensation expenses	—	—	—	—	96,477	—	—	1,120	—	1,120
Exercise of warrants	—	—	—	—	27,578	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(10,168)	(10,168)
Balances at September 30, 2019	250,000	$—	862,392	$—	39,578,371	$4	$—	$171,694	$(109,250)	$62,448

	For the Nine Months Ended September 30, 2019
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	250,000	$—	1,000,000	$—	26,610,183	$3	$2,085	$113,378	$(79,070)	$36,396
Issuance of common shares - Founders Agreement	—	—	—	—	709,314	—	(2,085)	2,085	—	—
Issuance of common shares- Equity fee on Horizon Notes to Fortress Biotech	—	—	—	—	108,069	—	—	375	—	375
Issuance of warrants- Horizon Notes	—	—	—	—	—	—	—	888	—	888
Conversion of Class A Common shares to common shares	—	—	(137,608)	—	137,608	—	—	—	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	3,506,222	—	—	21,972	—	21,972
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	87,656	—	—	495	—	495
Issuance of common shares, net of offering costs- Public Offering	—	—	—	—	7,906,250	1	—	29,536	—	29,537
Issuance of common shares- Equity fee on Public Offering	—	—	—	—	197,656	—	—	791	—	791
Stock-based compensation expenses	—	—	—	—	222,477	—	—	2,174	—	2,174
Exercise of warrants	—	—	—	—	92,936	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(30,180)	(30,180)
Balances at September 30, 2019	250,000	$—	862,392	$—	39,578,371	$4	$—	$171,694	$(109,250)	$62,448

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(39,407)	$(30,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	2,321	466
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	417	495
Issuance of common shares - Equity fee on Public Offering to Fortress Biotech	932	791
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	—	375
Common shares issuable for Founders Agreement	235	—
Research and development - licenses acquired	1,837	1,350
Stock-based compensation expenses	2,368	2,174
Depreciation expense	1,223	907
Amortization of operating lease right-of-use assets	81	80
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,594	(440)
Other receivables - related party	(325)	(55)
Accounts payable and accrued expenses	978	(203)
Payable and accrued expenses - related party	(291)	48
Lease liabilities	193	101
Net cash used in operating activities	(27,844)	(24,091)

Cash Flows from Investing Activities:
Maturity of certificate of deposit	—	17,604
Purchase of research and development licenses	(1,720)	(850)
Purchase of fixed assets	(1,228)	(1,454)
Net cash (used in) provided by investing activities	(2,948)	15,300

Cash Flows from Financing Activities:
Proceeds from Horizon Notes	—	15,000
Debt issuance costs	—	(1,393)
Proceeds from issuance of common shares - At-the-Market Offering	25,570	22,515
Offering costs for the issuance of common shares - At-the-Market Offering	(487)	(543)
Proceeds from issuance of common shares - Public Offering	37,230	31,625
Offering costs for the issuance of common shares - Public Offering	(2,282)	(2,088)
Repayment of notes payable	(15,750)	—
Proceeds from issuance of common shares under ESPP	349	—
Net cash provided by financing activities	44,630	65,116

Net change in cash, cash equivalents and restricted cash	13,838	56,325
Cash, cash equivalents and restricted cash, beginning of the period	62,413	16,969
Cash, cash equivalents and restricted cash, end of the period	$76,251	$73,294

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,577	$698

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$317	$288
Issuance of common shares - Founders Agreement	$4,923	$2,085
Research and development licenses included in accounts payable and accrued expenses	$117	$500
Offering costs for the issuance of common shares - Public Offering, in accounts payable and accrued expenses	$161	$—
Issuance of warrants - Horizon Notes	$—	$888

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, the Company had an accumulated deficit of $164.9 million.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the “Horizon Notes.” The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2020, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

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

	For the nine months ended September 30,
	2020	2019
Warrants	5,402,670	5,405,946
Options	1,141,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	302,114	571,696
Unvested restricted stock units	1,500,310	932,917
Total	8,596,769	8,402,234

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

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three and nine months ended September 30, 2020 and 2019, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2020	2019	2020	2019
City of Hope National Medical Center
CD123	$—	$—	$334	$250
CS1	—	—	—	200
IL13Rα2	—	—	333	—
Spacer	—	—	333	—
PSCA	—	200	—	200
HER2	—	—	250	—
CSL Behring (Calimmune)	170	200	170	200
UCLA	—	300	—	300
Fred Hutchinson Cancer Research Center - CD20	—	—	300	—
Nationwide Children's Hospital - C134	—	—	—	200
SIRION Biotech LentiBOOSTTM	117	—	117	—
Total	$287	$700	$1,837	$1,350

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

For the nine months ended, September 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with Mustang’s public underwritten offerings.

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

For the nine months ended, September 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with Mustang’s public underwritten offerings.

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

For the nine months ended, September 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with Mustang’s public underwritten offerings.

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

For the nine months ended, September 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with the twelfth patient treated in the Phase 1 clinical study of HER2 CAR T technology at COH.

CSL Behring (Calimmune)

On August 23, 2019, the Company entered into a Non-Exclusive License Agreement with Calimmune, Inc. (“Calimmune License”) for the rights to the cell bank to be used in the manufacture of the X-linked Severe Combined Immunodeficiency (“XSCID”) vector that was separately licensed from St. Jude Children’s Research Hospital, Inc. (“St. Jude”) in August 2018. Pursuant to the terms of the Calimmune License the Company paid an upfront fee of $0.2 million. Upon the achievement of three development milestones, fees totaling $1.0 million will be due. Royalty payments in the low-single digits are due on net sales of licensed products.

For the three and nine months ended, September 30, 2020, the Company recorded research and development expense of $0.2 million in connection with the Calimmune License.

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

For the nine months ended, September 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with the twelfth patient treated in the Phase 1 clinical study of CD20 CAR T technology at Fred Hutch.

SIRION Biotech GmbH - LentiBOOSTTM

On September 30, 2020, Mustang entered into an exclusive, worldwide licensing agreement with SIRION Biotech (“SIRION”) for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207, Mustang’s lentiviral gene therapy for the treatment of previously transplanted XSCID patients (the “SIRION Technology License”). Pursuant to the SIRION Technology License, the Company paid SIRION a one-time upfront fee of $0.1 million (€0.1 million) during the three and nine months ended September 30, 2020. In addition, five future development milestone payments totaling up to approximately $5.6 million (€4.7 million) in the aggregate are due upon achievement of certain milestones. Additional milestone payments totaling up to $4.1 million (€3.5 million) in the aggregate are due in connection with the achievement of three commercial milestones and low- to mid-single digit royalties are due on aggregate cumulative worldwide net sales of licensed products.

For the three and nine months ended, September 30, 2020, the Company expensed an up-front payment of $0.1 million.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and nine months ended September 30, 2020 and 2019, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2020	2019	2020	2019
City of Hope National Medical Center	—	500	500	1,500
CD123	48	269	344	1,028
IL13Rα2	96	244	422	811
Manufacturing	—	114	—	343
CS1	65	—	835	—
Fred Hutchinson Cancer Research Center - CD20	418	49	1,134	690
St. Jude Children's Research Hospital - XSCID	107	—	1,665	—
Beth Israel Deaconess Medical Center - CRISPR	—	—	—	69
Total	734	1,176	4,900	4,441

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

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, Mustang entered into a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with XSCID.  Pursuant to the terms of this agreement Mustang paid an upfront fee of $1.1 million on July 1, 2020, and will continue to reimburse St. Jude for costs incurred in connection with this trial.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “MSA”) with Fortress for the three and nine months ended September 30, 2020 and 2019, respectively, expenses related to the MSA are recorded 50%in research and development expenses and 50% in general and administrative expenses on the condensed statement of operations.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  In March 2020, the Company issued 31,220 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $5.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares during the nine months ended September 30, 2020.

In June 2020, the Company issued 22,170 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $3.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares during the nine months ended September 30, 2020.

In June 2020, the Company issued 286,390 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $37.2 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.9 million in general and administrative expenses related to these shares during the nine months ended September 30, 2020.

In September 2020, the Company issued 64,015 shares of common stock and recorded 65,810 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $18.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.5 million in general and administrative expenses related to these shares during the nine months ended September 30, 2020.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following ($ in thousands):

	Estimated Useful	September 30,	December 31,
($ in thousands)	Life (in years)	2020	2019
Computer equipment	3	$68	$53
Furniture and fixtures	5	182	145
Machinery and equipment	5	5,014	4,594
Leasehold improvements	9	5,099	3,877
Construction in process	N/A	821	1,157
Total property and equipment		11,184	9,826
Less: accumulated depreciation		(3,113)	(1,890)
Property and equipment, net		$8,071	$7,936

Depreciation expense for the three months ended September 30, 2020, and 2019, was approximately $0.4 million and $0.3 million and depreciation expense for the nine months ended September 30, 2020 and 2019, was approximately $1.2 million and $0.9 million, respectively, and was recorded in research and development expense in the Condensed Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At September 30, 2020 and December 31, 2019, accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2020	2019
Accounts payable	$3,425	$1,877
Research and development	1,821	1,760
Accrued compensation	1,628	1,496
Other	180	535
Total accounts payable and accrued expenses	$7,054	$5,668

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

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026.  The Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copier, which expires in 2021. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At September 30, 2020, the Company had operating lease liabilities of $2.3 million and right of use assets of $1.1 million, which were included in the Condensed Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2020	2019
Lease cost
Operating lease cost	$254	$235
Variable lease cost	323	487
Total	$577	$722

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2020	2019
Operating cash flows from operating leases	$(41)	$52
Weighted-average remaining lease term – operating leases	3.4	4.5
Weighted-average discount rate – operating leases	8.98%	8.96%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Three months ended December 31, 2020	$117
Year ended December 31, 2021	467
Year ended December 31, 2022	475
Year ended December 31, 2023	489
Year ended December 31, 2024	503
Thereafter	955
Total	3,006
Less present value discount	(713)
Operating lease liabilities	$2,293

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

On September 30, 2020, the Company repaid the note payable in full, all amounts that were outstanding under the loan agreement, which was comprised of $15.0 million face value of the outstanding notes, $112,500 accrued and unpaid interest, a $750,000 final payment fee and prepayment penalties of $550,000.

	September 30,	December 31,
($ in thousands)	2020	2019	Interest Rate	Maturity
Horizon Notes (1)(2)	$—	$15,750	9.00%	October - 2022
Discount on notes payable	—	(2,321)
Total notes payable	$—	$13,429
Less: current portion	—	(1,250)
Long-term notes payable	$—	$12,179

(1)	Balance includes $0.75 million final payment fee
(2)	Interest rate is 9.00% plus one-month LIBOR Rate in excess of 2.5%

Amortization of the debt discount associated with the funded loans was approximately $1.8 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and amortization of the debt discount for the nine months ended September 30, 2020 and 2019, was $2.3 million and $0.5 million, respectively, and was included in interest expense in the Condensed Statements of Operations.

Note 9 - Stockholders’ Equity

Common Stock

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. In March 2020, the Company issued 31,220 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $5.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares during the nine months ended September 30, 2020.

In June 2020, the Company issued 22,170 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $3.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares during the nine months ended September 30, 2020.

In June 2020, the Company issued 286,390 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $37.2 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.9 million in general and administrative expenses related to these shares during the nine months ended September 30, 2020.

In September 2020, the Company issued 64,015 shares of common stock and recorded 65,810 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $18.0 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.5 million in general and administrative expenses related to these shares during the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, we issued approximately 7.2 million shares of common stock at an average price of $3.56 per share for gross proceeds of $25.6 million under the Mustang ATM. In connection with these sales, we paid aggregate fees of approximately $0.5 million for net proceeds of approximately $25.1 million. During the nine months ended September 30, 2019, we issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million for net proceeds of approximately $22.0 million.

Pursuant to the Founders Agreement, we issued 183,215 shares of common stock to Fortress at a weighted average price of $3.56 per share for the nine months ended September 30, 2020, in connection with the Mustang ATM. During the nine months ended September 30, 2019, we issued 87,656 shares of common stock to Fortress at a weighted average price of $6.42 per share in connection with the Mustang ATM.

Public Offering of Common Stock

On June 11, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as representative of the underwriters named therein (each, an “Underwriter” and collectively with Cantor Fitzgerald & Co., the “Underwriters”).

In connection with the Underwriting Agreement, we issued 10,769,231 shares of common stock (plus a 30-day option to purchase up to an additional 1,615,384 shares of common stock, of which 686,373 were exercised as of September 30, 2020) at a price of $3.25 per share for gross proceeds of approximately $37.2 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, we paid aggregate fees of approximately $2.3 million for net proceeds of approximately $34.9 million. The shares were sold under our S-3 registrations filed with the Securities and Exchange Commission. The offering closed on June 15, 2020, and the over-allotment closed on June 25, 2020.

As of September 30, 2020, approximately $32.6 million of the 2019 Mustang S-3 remains available for sales of securities. Mustang may offer the securities under the 2019 Mustang S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. As of September 30, 2020, the 2018 Mustang S-3 is no longer available for sales of securities.

Stock Awards

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 1,267,960 shares at September 30, 2020.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2020:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2019	1,241,675	$5.73	7.31
Options forfeited	(100,000)	5.73	—
Outstanding at September 30, 2020	1,141,675	5.73	6.56
Options vested and exercisable at September 30, 2020	606,514	$5.73	6.56

As of September 30, 2020, the Company had unrecognized stock-based compensation expense related to options of $0.2 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 0.9 years.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2020:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2019	299,060	$5.66
Granted	83,055	3.08
Vested	(80,001)	5.73
Nonvested at September 30, 2020	302,114	$4.93

As of September 30, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.4 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.1 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the nine months ended September 30, 2020:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2019	1,112,417	$5.11
Granted	809,000	2.94
Forfeited	(129,000)	4.47
Vested	(292,107)	4.94
Nonvested at December 31, 2020	1,500,310	$4.03

As of September 30, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2.9 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
General and administrative	$348	$389	$1,213	$1,058
Research and development	258	731	1,155	1,116
Total stock-based compensation expense	$606	$1,120	$2,368	$2,174

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.  The Employee Stock Purchase Plan (“ESPP”) is compensatory and results in stock-based compensation expense.

For the three and nine months ended September 30, 2020, 72,505 and 140,856 shares, respectively, have been purchased and 259,144 shares are available for future sale under the Company’s ESPP.  The Company received proceeds of $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2020.

Warrants

A summary of warrant activities for nine months ended September 30, 2020 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2019	5,405,669	$8.20	2.40
Cashless exercised	(2,999)	—	—
Outstanding as of December 31, 2020	5,402,670	$8.21	1.64

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

Our pipeline is currently focused in three core areas: gene therapy programs for rare genetic disorders, chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapy program, we have partnered with St. Jude Children’s Research Hospital (“St. Jude”) in the development of a first-in-class ex vivo lentiviral treatment of X-linked severe combined immunodeficiency (“XSCID”), and for our CAR T therapies we have partnered with the City of Hope National Medical Center (“COH”), Fred Hutchinson Cancer Research Center (“Fred Hutch”) and Nationwide Children’s Hospital (“Nationwide”).

Gene Therapy

In partnership with St. Jude and the National Institutes of Health (“NIH”), our gene therapy program is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition also known as bubble boy disease in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials involving two different autologous cell products: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the NIH.

In August 2020, we announced that the U.S. Food and Drug Administration (“FDA”) had granted Rare Pediatric Disease Designation to both MB-107 and MB-207. In September 2020 we announced that the FDA had granted Orphan Drug Designation to both MB-107 and MB-207. In April 2020, we announced that the European Medicines Agency (“EMA”) had granted Advanced Therapy Medicinal Product (“ATMP”) classification to MB-107. The FDA previously granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to MB-107 in August 2019.

In May 2020, we submitted an IND application with the FDA to initiate a registrational multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude Children’s Research Hospital, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival. The initiation of this trial is currently on hold pending

CMC clearance by the FDA, and this clearance is expected in the first quarter of 2021. We are targeting topline data from the trial in the fourth quarter of 2022.

We further expect to file an IND in the first quarter of 2021 for a registrational multicenter Phase 2 clinical trial of lentiviral gene therapy in previously transplanted XSCID patients (MB-207). We anticipate enrolling 20 patients and comparing them to matched historical control patients who have undergone a second HSCT. We are targeting topline data for this trial in the fourth quarter of 2022.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-102, and our clinical trial has begun enrollment for the treatment of patients with acute myeloid leukemia (AML), blastic plasmacytoid dendritic cell neoplasm (BPDCN), and high-risk myelodysplastic syndrome (hrMDS). We expect to file an IND application for MB-106 in the first quarter of 2021 and to initiate our own Phase 1 clinical trials shortly thereafter for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and prostate stem cell antigen (“PSCA”) (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (GBM). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019. In late 2020, COH plans to file IND applications for the combination of MB-101 and MB-108 for the treatment of patients with GBM and for MB-101 alone for the treatment of GBM with leptomeningeal involvement. We also plan to file IND applications and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer.

Recent Events

MB-102 (CD123-targeted CAR T cell therapy)

In October 2020, we announced that the first patient has been dosed in a Mustang-sponsored, open label, multicenter Phase 1/2 clinical trial to evaluate the safety and efficacy of MB-102 in patients with relapsed or refractory BPDCN, AML and hrMDS. Study sites include City of Hope, where the CAR T cell therapy was initially developed and where the clinical data were generated to support Mustang’s current multicenter trial, Dana-Farber Cancer Institute, Duke University and MD Anderson Cancer Center.

The Phase 1 portion of the trial will determine the maximum tolerated dose of MB-102 for the Phase 2 portion of the trial. Safety will be assessed at each dose level before proceeding to the next. The Phase 2 portion of the trial may be divided into as many as three arms to evaluate the efficacy of MB-102 in relapsed or refractory BPDCN (Arm 1), relapsed or refractory AML (Arm 2) and demethylation resistant hrMDS (Arm 3). The primary outcome that will be studied is the response rate at day 28 post infusion in all arms. Secondary outcome measures include duration of response, progression-free survival, overall survival and incidence of treatment-emergent adverse events, which will be followed for up to three years.

MB-107 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

In August 2020, we announced that the FDA has granted Rare Pediatric Disease Designation to MB-107, Mustang’s lentiviral gene therapy for the treatment of XSCID in newly-diagnosed infants. The FDA previously granted Regenerative Medicine Advanced Therapy designation to MB-107 for the treatment of XSCID in newly-diagnosed infants in August 2019. Additionally, the European Medicines Agency granted Advanced Therapy Medicinal Product classification to MB-107 in April 2020.

The FDA grants Rare Pediatric Disease Designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and affect fewer than 200,000 people in the United States. If Mustang’s Biologics License Application is approved, the company may be eligible to receive a priority review voucher, which can be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred. This program is intended to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases.

In September 2020 we announced that the FDA has granted Orphan Drug Designation to MB-107. The FDA grants Orphan Drug Designation to drugs and biologics that are intended for the safe and effective treatment, diagnosis or prevention of rare diseases or disorders that affect fewer than 200,000 people in the U.S. Orphan Drug Designation provides certain incentives, such as tax credits toward the cost of clinical trials and prescription drug user fee waivers. If a product holding Orphan Drug Designation receives the first FDA approval for the disease in which it has such designation, the product is entitled to seven years of market exclusivity, which is independent from intellectual property protection.

MB-105 (PSCA CAR T for Prostate & Pancreatic Cancers)

In October 2020, we announced that one patient’s experience on the Phase 1 trial of MB-105 was presented at the virtual 27th Annual Prostate Cancer Foundation Scientific Retreat. In a 73-year-old male patient with PSCA-positive metastatic castrate-resistant prostate cancer who was treated with MB-105 and lymphodepletion (a standard CAR T pre-conditioning regimen) after failing eight prior therapies, MB-105 demonstrated on day 28 a 94 percent reduction in prostate-specific antigen (PSA), near complete reduction of measurable soft tissue metastasis by computerized tomography, and improvement in bone metastases by magnetic resonance imaging. The therapy was associated with cytokine release syndrome, which was clinically managed with tocilizumab (anti-IL-6 receptor antibody), and hemorrhagic cystitis requiring transfusion which clinically resolved in 30 days.

MB-207 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

In August 2020, we announced that the FDA has granted Rare Pediatric Disease Designation to MB-207, Mustang’s lentiviral gene therapy for the treatment of patients with XSCID who were previously treated with a hematopoietic stem cell transplantation and for whom re-treatment is indicated. In September 2020, we announced that the FDA has granted Orphan Drug Designation to MB-207.

MB-106 (CD20 CAR T for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

On November 4, 2020, we announced that interim Phase 1/2 data on MB-106, a CD20-targeted, autologous CAR T cell therapy for patients with relapsed or refractory B-cell non-Hodgkin lymphomas, have been selected for a poster presentation on December 5, 2020, at the 62nd American Society of Hematology (ASH) Annual Meeting. In the abstract posted on the ASH website, Fred Hutch reported on an initial seven patients treated without response, followed by a major revision in the cell manufacturing process that was associated with complete remissions in 2 follicular lymphoma patients (one each at dose levels 1 and 2), a partial remission in a mantle cell lymphoma patient at dose level 2, and progressive disease in a follicular lymphoma patient at dose level 1. Dose level 1 was 3.3 x 105 CAR-T cells/kg and dose level 2 was 1 x 106 CAR-T cells/kg. Among the 11 patients reported in the abstract, there was one occurrence of cytokine release syndrome (grade 3 – unexplained alkaline phosphatase elevation in the setting of fever in a patient treated prior to cell process revision) and no occurrences of immune effector cell-associated neurotoxicity syndrome (any grade). No dose-limiting toxicity was observed.

SIRION Biotech GmbH – LentiBOOSTTM

On September 30, 2020, Mustang entered into an exclusive, worldwide licensing agreement with SIRION Biotech (“SIRION”) for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207, Mustang’s lentiviral gene therapy for the treatment of previously transplanted XSCID patients (the “SIRION Technology License”). Pursuant to the SIRION Technology License, the Company paid a one-time upfront fee of €0.1 million ($0.1 million) during the three and nine months ended September 30, 2020. In addition, five future development milestone payments totaling up to approximately €4.7 million ($5.5 million) in the aggregate are due upon achievement of certain milestones. Additional milestone payments totaling up to €3.5 million ($4.1 million) in the aggregate are due in connection with the achievement of three commercial milestones, and low single digit royalties are due on aggregate cumulative worldwide net sales of licensed products.

At-the-Market Offering

During the three and nine months ended September 30, 2020, we issued approximately 5.0 million and 7.2 million shares of common stock at an average price of $3.48 and $3.56 per share for gross proceeds of $17.5 million and $25.6 million, respectively, under the At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the “Agents”). In connection with these sales, we paid aggregate fees of approximately $0.5 million for net proceeds of approximately $25.1 million.

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

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, we have an accumulated deficit of $164.9 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	For the three months ended September 30,		Change
($in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$7,987	$7,309	$678	9%
Research and development – licenses acquired	287	700	(413)	(59)%
General and administrative	2,153	1,987	166	8%
Total operating expenses	10,427	9,996	431	4%
Loss from operations	(10,427)	(9,996)	(431)	4%

Other income (expense)
Interest income	162	406	(244)	(60)%
Interest expense	(2,687)	(578)	(2,109)	365%
Total other income (expense)	(2,525)	(172)	(2,353)	1,368%
Net Loss	$(12,952)	$(10,168)	$(2,784)	27%

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

For the three months ended September 30, 2020 and 2019, research and development expenses were $8.0 million and $7.3 million, respectively. The increase of approximately $0.7 million is primarily due to $1.0 million for third-party vector manufacturing and $0.6 million for personnel related expenses, partially offset by lower stock-based compensation of $0.5 million and sponsored research and clinical trial agreements of $0.4 million.

For the three months ended September 30, 2020 and 2019, research and development expenses for licenses acquired were approximately $0.3 million and $0.7 million, respectively. For the three months ended September 30, 2020, we expensed $0.2 million related to our licenses with COH and $0.1 million related to our LentiBOOSTTM license with SIRION. For the three months ended September 30, 2019, we expensed $0.2 million related to our PSCA license with COH, $0.2 million related to an upfront fee for our license with Calimmune and $0.3 million related to our license with the University of California.

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

For the three months ended September 30, 2020 and 2019, general and administrative expenses were $2.2 million and $2.0 million, respectively. The increase of approximately $0.2 million is primarily attributed to $0.5 million for stock-based compensation, partially offset by lower legal costs associated with intellectual property and corporate matters of $0.2 million.

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

Other Income or Expense

For the three months ended September 30, 2020 and 2019, other income (expense) was ($2.5) million and ($0.2) million, respectively. The increase of approximately $2.3 million in expense is primarily attributed to $2.1 million higher interest expense related to the prepayment of the Horizon Notes and lower interest income of approximately $0.2 million.

Comparison of the Nine months Ended September 30, 2020 and 2019

	For the nine months ended September 30,		Change
($in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$27,131	$21,092	$6,039	29%
Research and development – licenses acquired	1,837	1,350	487	36%
General and administrative	7,100	7,520	(420)	(6)%
Total operating expenses	36,068	29,962	6,106	20%
Loss from operations	(36,068)	(29,962)	(6,106)	20%

Other income (expense)
Interest income	567	945	(378)	(40)%
Interest expense	(3,906)	(1,163)	(2,743)	236%
Total other income (expense)	(3,339)	(218)	(3,121)	1,432%
Net Loss	$(39,407)	$(30,180)	$(9,227)	31%

Research and Development Expenses

For the nine months ended September 30, 2020 and 2019, research and development expenses were $27.1 million and $21.1 million, respectively. The increase of approximately $6.0 million is primarily due to $2.2 million for personnel costs due to the hiring of research and development employees, $1.8 million for third-party vector manufacturing, $1.0 million for third party contract research organizations, $0.5 million for consulting and outside services and $0.5 million for sponsored research and clinical trial agreements.

For the nine months ended September 30, 2020 and 2019, research and development expenses for licenses acquired were approximately $1.8 million and $1.4 million, respectively. For the nine months ended September 30, 2020, we expensed $1.3 million related to our licenses with COH, $0.3 million related to our CD20 license with Fred Hutch, $0.2 million in connection with our license agreement with Calimmune and $0.1 million related to our LentiBOOSTTM license with SIRION. For the nine months ended September 30, 2019, we expensed $0.7 million related to our licenses with COH, $0.2 million related to an upfront fee for our license with Calimmune, $0.3 million related to our license with the University of California and $0.2 million related to our license with Nationwide Children’s Hospital.

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

For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $7.1 million and $7.5 million, respectively. The decrease of approximately $0.4 million is attributed primarily to lower legal costs of $0.4 million associated with intellectual property and corporate matters.

Other Income or Expense

For the nine months ended September 30, 2020 and 2019, other income (expense) was approximately ($3.3) million and ($0.2) million, respectively. The increase of approximately $3.1 million expense is primarily attributed to $2.7 million higher interest expense principally related to the prepayment of the Horizon Notes and lower interest income of approximately $0.4 million.

Liquidity and Capital Resources

We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, we had an accumulated deficit of $164.9 million.

We have funded our operations to date primarily through the sale of equity and our venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), herein referred to as the “Horizon Notes”. On September 30, 2020, we repaid the Horizon Notes in full all amounts that were outstanding under the loan agreement, which was comprised of $15.0 million face value of the outstanding notes, $112,500 accrued and unpaid interest, a $750,000 loan termination fee and prepayment penalties of $550,000.  We expect to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at September 30, 2020, are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Form 10-Q.

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

Cash Flows for the Nine months Ended September 30, 2020 and 2019

	For the nine months ended September 30,
($in thousands)	2020	2019
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(27,844)	$(24,091)
Investing activities	(2,948)	15,300
Financing activities	44,630	65,116
Net change in cash, cash equivalents and restricted cash	$13,838	$56,325

Operating Activities

Net cash used in operating activities was $27.8 million for the nine months ended September 30, 2020, compared to $24.1 million for the nine months ended September 30, 2019.

Net cash used in operating activities for the nine months ended September 30, 2020, was primarily due to approximately $39.4 million in net loss, partially offset by $2.4 million of non-cash stock compensation expenses, $2.3 million of accretion of debt discount, $1.8 million of research and development-licenses acquired, $1.3 million of equity fee on issuance of common shares to Fortress Biotech, $1.2 million of depreciation and $2.1 million in change in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2019, was primarily due to approximately $30.2 million in net loss and $0.5 million in change in operating assets and liabilities, partially offset by $0.5 million of accretion of debt discount, $1.7 million of equity fee on issuance of common shares to Fortress Biotech, $2.2 million of non-cash stock compensation expenses, $0.9 million of depreciation and $1.4 million of research and development-licenses acquired.

Investing Activities

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2020, representing $1.7 million in purchases of research and development licenses and $1.2 million purchases of fixed assets.

Net cash provided by investing activities was $15.3 million for the nine months ended September 30, 2019, representing our $17.6 million in maturities of certificates of deposits, offset by $0.9 million in purchases of research and development licenses and $1.5 million in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $44.6 million during the nine months ended September 30, 2020, due to gross proceeds of $37.2 million, net of offering costs of $2.3 million, from our June 2020 underwritten public offering; gross proceeds of $25.6 million, net of offering costs of $0.5 million, from the Mustang ATM; and $0.3 million raised from the issuance of the Company’s common shares in connection with the ESPP, partially offset by the prepayment of the Horizon Notes of $15.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the three and nine months ended September 30, 2020, there were no material changes to our interest rate risk disclosures, market risk disclosures or foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should carefully consider the risks described below. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.

Risks Related to Our Business and Industry

Major public health issues, and specifically the pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread around the world. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

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

We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions resulting from the coronavirus outbreak, we will likely experience delays and/or realize additional costs. We also rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. Disruptions to the global supply chain could impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture and distribute our product candidates. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

The Company’s employees and consultants have been and are currently being affected by the COVID-19 pandemic. Our office and management personnel are mostly working remotely, and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. COVID-19 may also compromise the ability of independent contractors who perform consulting services for us to deliver services or deliverables in a satisfactory or timely manner. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks the Company has faced even prior to the pandemic may be elevated.

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

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

Most recently, in July 2020, President Trump signed four Executive Orders directing HHS to take several steps to lower costs on prescription drugs. Many of the policy changes included in the Executive Orders were proposed in President Trump’s May 2018 Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs. The Executive Orders cover a range of policies, including but not limited to (i) tying the prices paid by the U.S. government (e.g., Medicare) for drugs and biological products to prices paid in other countries; (ii) ensuring that rebates that drug makers pay to pharmacy benefit managers and insurers in the Medicare Part D program get passed directly to patients when they purchase a medication, so long as the change is not projected to increase Federal spending, Medicare beneficiary premiums or patients’ total out-of-pocket costs; and (iii) allowing states, wholesalers and pharmacies to import FDA-approved drugs from Canada and other countries and sell them in the U.S. if the FDA deems them safe. Many of these policy proposals have been considered in recent legislative and regulatory proposals. The impact and timing of these Executive Orders is uncertain, as the directives contained therein would require agency rulemaking and implementation. These policy proposals, if implemented, could significantly impact the pharmaceutical industry in the U.S. and adversely affect our ability to generate revenues or commercialize our product candidates in the U.S.

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

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, St. Jude, the NIH and UAB pursuant to agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his laboratory team at COH, of Dr. Brian Till and his laboratory team at Fred Hutch, of Drs. Stephen Gottschalk and Ewelina Mamcarz and their team at St. Jude, of Dr. Harry Malech and his team at the NIH, and of Dr. James M. Markert and his team at UAB. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

Public perception may be influenced by claims that one or more of the therapies underpinning our product candidates, including without limitation gene therapy, is unsafe, and such therapy may not gain the acceptance of the public or the medical community. In particular, the success of our gene therapy platforms will depend upon physicians specializing in the treatment of those diseases targeted by our product candidates prescribing our product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity, could lead to increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that do obtain approval and/or a decrease in demand for any such product candidates. Concern about environmental spread of our products, whether real or anticipated, may also hinder the commercialization of our products.

Collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. In addition, there has been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of product candidates or the generation of sales revenue. To the extent that we enter into collaborative arrangements, the related product revenues are likely to be lower than if we directly marketed and sold products. Such collaborators may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and may question whether such a collaboration could be more attractive than the one with us for any future product candidate.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $164.9 million as of September 30, 2020. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of September 30, 2020, we had $76.3 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior September 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 6, 2020	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Senior Vice President of Finance & Corporate Controller
(Principal Financial Officer)