Form 10-K
period 2020-12-31
MUSTANG BIO, INC.
filed 2021-03-24
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ◻ No   ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ◻ No   ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ⌧    No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ⌧   No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ⌧

Class of Common Stock	Outstanding Shares as of March 23, 2021
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	84,329,415

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

MUSTANG BIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-K (“Form 10-K”) may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this Form 10-K. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

●	expectations for increases or decreases in expenses;

●	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

●	use of clinical research centers and other contractors;

●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

●	expectations for generating revenue or becoming profitable on a sustained basis;

●	expectations or ability to enter into marketing and other partnership agreements;

●	expectations or ability to enter into product acquisition and in-licensing transactions;

●	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

●	expectations for the acceptance of our products by doctors, patients or payors;

●	ability to compete against other companies and research institutions;

●	ability to secure adequate protection for our intellectual property;

●	ability to attract and retain key personnel;

●	ability to obtain reimbursement for our products;

●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

●	stock price and the volatility of the equity markets;

●	expected losses; and

●	expectations for future capital requirements.

The forward-looking statements contained in this Form 10-K reflect our views and assumptions as of the effective date of this Form 10-K. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Item 1A, and the other reports and documents that we have filed with the Securities and Exchange Commission (“SEC”).

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent upon raising additional capital, which efforts may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business, and we may have limited growth opportunities if we fail to do so.
●	Our future success is highly dependent on the successful development of our CAR T technology and product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our or our partner companies’ products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.
●	Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could be impaired.
●	We depend on our licensors for the maintenance and enforcement of to maintain and enforce the intellectual property covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

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

Gene Therapy

In partnership with St. Jude, our gene therapy program is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials involving two different autologous cell products: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”). In January 2021 we received approval to proceed with our Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) to initiate a pivotal non-

randomized multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. We plan to file an IND application in the second quarter of 2021 in order to conduct a pivotal non-randomized multicenter Phase 2 clinical trial of MB-207 in previously transplanted XSCID patients.

CAR T Therapies

Our pipeline of CAR T therapies is being developed under exclusive licenses from several world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our partners and transfer the underlying technology to our cell processing facility located in Worcester, Massachusetts, in order to conduct our own clinical trials.

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial began enrollment in 2020 for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm. We expect to file an IND for MB-106 in the first quarter of 2021 and to initiate our own Phase 1/2 clinical trial shortly thereafter for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia. We plan to file an IND for a multicenter Phase 1/2 trial for MB-104 for the treatment of patients with multiple myeloma once COH has established a safe and effective dose.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Rα2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in the fourth quarter of 2021, we plan to file an IND for the combination of MB-101 and MB-108 for the treatment of patients with GBM. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we have an accumulated deficit of $185.5 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

CORPORATE INFORMATION

Mustang Bio, Inc. was incorporated in Delaware on March 13, 2015. Our executive offices are located at 377 Plantation Street, Worcester, Massachusetts 01605. Our telephone number is (781) 652-4500, and our email address is info@mustangbio.com.

Our website address is www.mustangbio.com. The information set forth on our website is not a part of this report. We will make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. The SEC maintains a website that contains annual, quarterly, and current reports, proxy and information statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is https://www.sec.gov/.

PRODUCTS UNDER DEVELOPMENT

Gene Therapy for Rare Genetic Disorders

MB-107 and MB-207 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

XSCID is a rare genetic immune system condition also known as bubble boy disease, in which affected patients do not live beyond infancy without treatment.

This first-in-class ex vivo lentiviral gene therapy has already been given to 24 patients in two early stage clinical trials, with highly encouraging results. Eleven patients under the age of two years were treated at St. Jude and UCSF Benioff Children’s Hospital San Francisco,

with results presented at the 61st Annual Meeting of the American Society of Hematology (“ASH”) in December 2020 (ClinicalTrials.gov Identifier: NCT01512888), and thirteen patients 3 to 34 years of age were treated in a single-center trial at the NIH (ClinicalTrials.gov Identifier: NCT01306019), with results presented at that same ASH meeting in December 2019.

The existing data from these 24 patients are encouraging. In the initial Phase 1/2 NIH trial, eight patients (referred to as Cohort A) were followed for 3 to 7 years. Among Cohort A, seven patients aged 3 to 23 years increased host T cells chimerism from 0-2% to 28-93% and had normal T cell proliferation response. These seven patients also normalized their IgM levels, and four of these patients were able to discontinue immunoglobulin replacement therapy. In addition, gradual clinical benefit was observed in the clearance of chronic norovirus and associated abdominal complaints, malabsorption, and growth retardation, with six of seven affected patients being cured of their disease. Five of six patients resolved their protein-losing enteropathy.

While the Cohort A results were impressive, the relatively inefficient transduction of hematopoietic stem/progenitor cells (“HSPCs”) required large quantities of vector. This resulted in relatively low vector copy number in myeloid cells in some patients, with delayed immune cell recovery and persistent clinical disease, especially in the last patient treated (patient 8). To address this, NIH developed a refined enhanced transduction (“ET”) procedure and incorporated two transduction enhancers: LentiBOOST™ 1mg/mL and dimethyl prostaglandin 2 (dmPGE2; 1µM).

In addition to the Cohort A results, the NIH presentation at the 2019 ASH Annual Meeting included data from six ET patients (referred to as Cohort B) treated from February to June 2019, including re-treatment of patient 8. Prior to undergoing gene therapy, the patients, who were aged 12 to 36 years, had significant problems with donor T cell infiltration of liver, bone marrow and kidneys and had nearly absent B and NK cells. The ET procedure achieved much greater transduction efficiencies than were observed in Cohort A, with greater than 10-fold less vector, and resulted in faster immune reconstitution and more significant clinical benefit by 3 months. As noted by the investigators, longer follow-up will be required to know if the increased vector marking using the ET regimen will prove to be stable and safe long term.

In all NIH patients, the low-dose, nonmyeloablative busulfan pretreatment conditioning was well tolerated, and of a low enough intensity to avoid the need for transfusions of red blood cells or platelets. No evidence of malignant transformation was observed.

Subsequent to the initiation of the NIH trial, eleven patients under two years old who had not previously undergone hematopoietic stem cell transplant (“HSCT”) were treated with the ex-vivo gene therapy in a St. Jude/UCSF Phase 1/2 trial, resulting in highly encouraging results. Low-dose busulfan conditioning caused non-hematologic adverse events in only two patients (mild mucositis; mucositis, hair loss), and no patients required blood product support. All 11 patients had robust hematopoietic recovery within 3-4 weeks post cell infusion, and the nine patients who had a follow-up of greater than 3 months achieved normal-for-age T-cell and natural killer (“NK”)-cell numbers within 3-4 months post gene therapy. Five patients were reported to have successfully discontinued intravenous immunoglobulin (“IVIG”) therapy, of whom 3 responded to vaccines. Median vector copy number (“VCN”) at 12 months post-gene therapy in the seven patients who had a follow-up of greater than 12 months was 2.25 VCN/cell (range: 1.24-3.03) in T cells, 0.34 VCN/cell (range: 0.23-1.25) in B cells, 1.55 VCN/cell (range 1.27-3.39) in NK cells, and 0.08 VCN/cell (range: 0.03-0.76) in myeloid cells in peripheral blood, and 0.10 (range: 0.05-0.66) in CD34+ bone marrow cells, respectively. With a median follow-up of 23.6 months, no evidence of malignant transformation was observed.

In a press release dated February 2, 2021, Mustang Bio provided a high-level update to the two ongoing phase 1 trials. That press release disclosed that all 11 patients enrolled on the St. Jude/USCF trial continued to do well, and 5 additional patients had been enrolled at the time of the most recent analysis in early September 2020. At that time, follow-up for these 16 patients ranged from 3 months to 47 months. Similar to previous reports, the therapy continued to be well tolerated in all patients, and stable vector marking was noted in all lineages, with successful engraftment of genetically-modified T-, B-, & NK-cells. All patients cleared pre-existing infections, no new severe infections were noted, and all patients were outpatients. Finally, there was no evidence of malignant transformation at a median follow up of 2 years.

The February 2, 2021, press release further disclosed that, of the 6 Cohort A patients who were alive at the time of the 2019 NIH data readout and who did not undergo repeat therapy, 3 patients were able to discontinue chronic intravenous immunoglobulin (IVIG) and experienced sustained restoration of humoral responses to immunization. The remaining 3 patients had reduced IVIG requirements. All chronic norovirus infections were resolved, and the quality of life of all patients had improved significantly. The original 6 patients in Cohort B also continued to do well, with the longest follow-up being 22 months. Two additional patients were successfully treated with transduction enhancers, for a total of 8 patients in Cohort B. As was the case in Cohort A, no serious adverse events related to treatment were reported other than hematologic related to low-dose busulfan conditioning, and there was no evidence of malignant transformation.

CAR T Therapies for Hematologic Malignancies

MB-102 (CD123 CAR T cell Program for BPDCN, AML and high-risk MDS)

CD123 is a subunit of the heterodimeric interleukin-3-receptor (“IL-3R”) which is widely expressed on human hematologic malignancies including blastic plasmacytoid dendritic cell neoplasm (“BPDCN”) and acute myeloid leukemia (“AML”). In addition, CD123 can be found on the surface of B cell acute lymphoblastic leukemia (“B-ALL”), hairy cell leukemia, myelodysplastic syndrome (“MDS”), chronic myeloid leukemia (“CML”) and Hodgkin lymphoma.

Of these malignancies, we are currently investigating CD123 as a target for adoptive cellular immunotherapy in BPDCN, since high CD123 expression is associated with enhanced cell proliferation, increased resistance of these cells to apoptosis, and poor clinical prognosis. Depending on the early results in this patient population, we may broaden the inclusion criteria to include AML and high-risk MDS (“hrMDS”). CD123 is overexpressed in the vast majority of cases of AML and hrMDS and in essentially all cases of BPDCN.

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

MDS and AML lie along a disease continuum, with distinction between the two largely made based upon the percentage of myeloblasts, which are immature cells with large nuclei, nucleoli, and a scant rim of dark blue cytoplasm, suggesting an underlying malignant hematologic disorder. In the current World Health Organization (“WHO”) classification system, blast forms must account for less than 20% of the total cells of the bone marrow aspirate and peripheral blood in order to meet the criteria for MDS.

MDS prognosis is often assessed using the revised International Prognostic Scoring System (“IPSS-R”), which takes into account cytogenetics, percentage of bone marrow blasts, and the degree of anemia, thrombocytopenia, and neutropenia. This System categorizes patients into very low, low, intermediate, high, and very high risk MDS. High risk and very high risk MDS are generally progressive in nature and can easily progress to AML. Treatment is stratified according to medical fitness in a manner similar to that for older patients with AML. Patients who are medically fit or of intermediate fitness are generally evaluated soon after diagnosis to determine their suitability for allogeneic hematopoietic cell transplantation. For patients who are not candidates for intensive treatment, care is focused on relieving symptoms and improving the quality of life and might involve lower intensity treatment, for example, with azacitidine, decitabine, or targeted therapy. Patients with recurrent or refractory higher risk MDS may be encouraged to participate in clinical trials. Outside of a clinical trial, the management of patients with recurrent or refractory MDS is largely dependent on the patient’s prior therapy.

BPDCN is categorized by the WHO under AML. Most often, BPDCN presents with features of both lymphoma and leukemia. There is little data about BPDCN and the only approved drug for this disease is tagraxofusp-erzs, which is indicated for the treatment of adult and pediatric patients with both treatment-naïve and previously-treated BPDCN. The average age at diagnosis is 60 to 70 years. BPDCN is very often misdiagnosed and under-reported. The skin is the most frequently involved site of disease (80 percent of cases). However, BPDCN usually progresses with bone marrow involvement and a decrease in red blood cell, white blood cell and platelet counts. The lymph nodes and spleen may also be involved. Common misdiagnoses for BPCDN include non-Hodgkin lymphoma (“NHL”), AML, leukemia cutis [a nonspecific term used for cutaneous (skin) manifestation of any type of leukemia], melanoma (a type of skin cancer), and lupus erythematosus (chronic inflammatory disease that occurs when the body’s immune system attacks its own tissues and organs). There are no data or randomized clinical trials that can define the best first treatment for patients with BPDCN. In addition to the emerging use of tagraxofusp-erzs, which was approved by the FDA in December 2018, treatment sometimes includes therapies that are used for AML, ALL, or lymphoma. The time for which a patient responds to these treatments is usually short. After a relapse, second remissions with conventional chemotherapy are difficult to achieve. Allogeneic hematopoietic stem cell transplant (“allo-SCT”), especially if offered in first remission, may result in longer remissions. The current recommendation is for BPDCN patients to be evaluated for an allo-SCT as soon as possible and to begin searching for a donor.

The use of CAR T immunotherapy in relapsed BPDCN, AML, and hrMDS patients may offer the potential to achieve a complete or longer lasting remission. We have developed CD123-targeted CAR T cells designed to be activated, to proliferate, and to kill CD123-expressing tumor cells [Mardiros A et al. Blood. 2013;122(18):3138-3148]. The therapy is designed to recognize and eliminate malignant cells, leading to remission in patients with relapsed or refractory BPDCN, AML, and hrMDS, and could serve as a bridge to potentially curative allogeneic stem cell transplant. The manufacturing process genetically modifies T cells isolated from peripheral blood mononuclear cells in order to express a CD123-specific, hinge-optimized, CD28 co-stimulatory domain-expressing CAR.

In October 2020, we announced the dosing of the first patient in a multicenter Phase 1/2 clinical trial of MB-102 in patients with relapsed or refractory BPDCN (Clinicaltrials.gov Identifier: NCT04109482). This is also the first clinical trial under a Mustang IND in which a patient was dosed with cells processed in our manufacturing facility.

MB-104 (CS1 CAR T for Multiple Myeloma and Light Chain Amyloidosis)

CS1 (also known as CD319, CRACC and SLAMF7) was identified as an NK cell receptor regulating immune functions. It is also expressed on B cells, T cells, dendritic cells, NK-T cells, and monocytes. CS1 is overexpressed in multiple myeloma (“MM”) and light chain amyloidosis (“AL”), which makes it a good target for immunotherapy. A humanized anti-CS1 antibody, elotuzumab (Empliciti™), has shown promising results in clinical studies. Despite great advances in treatment, MM remains an incurable malignancy of plasma cells. AL is a protein deposition disorder that is a result of a plasma cell dysplasia, similar to MM. Immunotherapy is an attractive approach for AL because of the low burden of disease. Our academic partners at COH have developed a novel second generation CS1-specific CAR T cell therapy. In preclinical studies, they have demonstrated efficacy of these CAR T cells, both in vitro and in vivo, within the context of clinically relevant models of MM and AL. COH is evaluating the safety of this CS1-specific CAR T cell therapy in a Phase 1 trial that commenced in the first half of 2019 (ClinicalTrials.gov Identifier: NCT03710421). Once COH has established a safe and effective dose for MB-104 in this trial, we expect to file an IND for a multicenter Phase 1/2 trial for the treatment of patients with MM.

MB-106 (CD20 CAR T cell Program for B cell non-Hodgkin lymphoma (NHL) and chronic lymphocytic leukemia (CLL))

CD20 is a promising target for immunotherapy of B-cell malignancies. CD20 is a B-cell lineage-specific phosphoprotein that is expressed in high, homogeneous density on the surface of more than 95% of B-cell NHL and CLL. CD20 is stable on the cell surface with minimal shedding or internalization upon binding antibody and is present at only nanomolar levels as soluble antigen. It is well established as an effective immunotherapy target, with extensive studies demonstrating improved tumor responses and survival of B-NHL patients treated with rituximab and other anti-CD20 antibodies. Importantly, CD20 continues to be expressed on the lymphoma cells of most patients with relapsed B-NHL despite repetitive rituximab treatments, and loss of CD20 expression is not a major contributor to treatment resistance. Thus, there is strong rationale for testing CD20 CAR T cells as an immunotherapy for NHL.

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

Chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) is a mature B cell neoplasm characterized by a progressive accumulation of monoclonal B lymphocytes. CLL is considered to be identical (i.e., one disease with different manifestations) to the non-Hodgkin lymphoma SLL. The malignant cells seen in CLL and SLL have identical pathologic and immunophenotypic features. The term CLL is used when the disease manifests primarily in the blood, whereas the term SLL is used when involvement is primarily nodal.

CLL/SLL is the most common leukemia in adults in Western countries, accounting for approximately 25 to 35 percent of all leukemias in the United States. It is estimated that 21,250 new cases of CLL/SLL will be diagnosed in the United States in 2021. CLL/SLL is considered to be mainly a disease of older adults, with a median age at diagnosis of approximately 70 years; however, it is not unusual to make this diagnosis in younger individuals (e.g., from 30 to 39 years of age). The incidence increases rapidly with increasing age. The natural history of CLL is extremely variable, with survival times from initial diagnosis that range from approximately 2 to 20 years, and a median survival of approximately 10 years.

Most patients will have a complete or partial response to initial therapy. However, conventional therapy for CLL is not curative and most patients experience relapse. In addition, many patients will require a change in therapy due to intolerance. Patients with CLL are generally elderly with a median age older than 70 years, and due to the relatively benign course of the disease in the majority of patients, only selected patients are candidates for intensive treatments such as HCT. Innovative new treatments with a favorable safety profile are therefore urgently needed for patients with relapsed and refractory disease.

Fred Hutch has an open IND for a Phase 1/2 clinical study to evaluate the anti-tumor activity and safety of administering CD20 directed CAR T cells (MB-106) to patients with relapsed or refractory B-cell NHL or chronic lymphocytic leukemia (ClinicalTrials.gov Identifier: NCT03277729). Secondary endpoints include safety and toxicity, preliminary antitumor activity as measured by overall response rate and complete remission rate, progression-free survival, and overall survival. The trial will also assess CAR T cell persistence and determine the potential immunogenicity of the cells, and Mustang together with Fred Hutch will determine a recommended Phase 2 dose. Fred Hutch intends to enroll approximately 30 subjects on the trial, which is being led by principal investigator Mazyar Shadman, M.D., M.P.H., Assistant Member of Fred Hutch’s Clinical Research Division. This IND was submitted on February 24, 2017, with Fred Hutch as the sponsor.

The IND was amended in 2019 to incorporate an optimized manufacturing process that had been developed in collaboration with Mustang. Due to the expected increased potency of the CAR-T cells, the dose in the first cohort treated with this optimized manufacturing process was reduced back to the cohort 1 dose of 3.3 x 105 CAR T cells/kg. The first patient treated in this cohort had follicular lymphoma that had relapsed after initial therapy, maintenance therapy, and two salvage regimens. She achieved a complete response (CR) on Day 28, and no cytokine release syndrome or neurologic toxicity was observed. While this initial success using the optimized MB-106 process is important, additional clinical testing is necessary, and accrual to the trial continues.

In December 2020, at the 62nd American Society of Hematology Annual Meeting, Mustang and Fred Hutch announced interim data in patients with relapsed or refractory B-cell NHL from the ongoing Phase 1/2 clinical trial of MB-106 at Fred Hutch. Data presented by Fred Hutch reported on an initial seven patients treated without response and without significant CAR T cell expansion or persistence. Among these 7 patients there was one occurrence of cytokine release syndrome (CRS; grade 3 – unexplained alkaline phosphatase elevation in the setting of fever), and there were no occurrences of immune effector cell-associated neurotoxicity syndrome (ICANS). Subsequently the trial was put on hold while Fred Hutch collaborated with Mustang to undertake a major modification in the cell manufacturing process.

Following IND amendment to implement this modified cell processing, 9 patients – 7 with follicular lymphoma and 2 with mantle cell lymphoma – were treated at 4 different dose levels ranging from 1 x 105 CAR T cells/kg to 3.3 x 106 CAR T cells/kg. The overall response rate was 89% (8/9), the complete response rate was 44% (4/9), and there was good expansion and persistence of CAR T cells. All complete responses were ongoing at the time of data disclosure. One patient experienced a grade 1 episode of CRS, and no patients experienced ICANS. Mustang plans to file an IND at the end of the first quarter of 2021 to enable the initiation of a multicenter Phase 1/2 trial of MB-106.

CAR T Therapies for Solid Tumors

MB-101 (IL13Rα2 CAR T Cell Program for Glioblastoma)

GBM is the most common brain and central nervous system (“CNS”) cancer, accounting for 45.2% of malignant primary brain and CNS tumors, 54% of all gliomas, and 16% of all primary brain and CNS tumors. More than 13,000 new glioblastoma cases were predicted in the U.S. for 2020. Malignant brain tumors are the most common cause of cancer-related deaths in adolescents and young adults aged 15-39 and the most common cancer occurring among 15-19 year-olds in the U.S. While GBM is a rare disease [(2-3 cases per 100,000 persons per year in the U.S. and European Union (“EU”)], it is quite lethal, with five-year survival rates historically under 10%. Standard of care therapy consists of maximal surgical resection, radiation and chemotherapy with temozolomide, which, while rarely curative, is shown to extend median overall survival from 4.5 to 15 months. GBM remains difficult to treat due to the inherent resistance of the tumor to conventional therapies.

Immunotherapy approaches targeting brain tumors offer promise over conventional treatments. IL13Rα2 is an attractive target for CAR T therapy, as it has limited expression in normal tissue but is overexpressed on the surface of greater than 50% of GBM tumors. CAR T cells are designed to express membrane-tethered IL-13 receptor ligand (“IL-13”) mutated at a single site (glutamic acid at position 13 to a tyrosine; E13Y) with high affinity for IL13Rα2 and reduced binding to IL13Rα1 in order to reduce healthy tissue targeting (Kahlon KS et al. Cancer Research. 2004;64:9160-9166).

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

Our academic partners at COH have an open IND to assess the feasibility and safety of using TCM or TN/MEM enriched IL13Rα2-specific CAR engineered T cells for clinical study participants with recurrent/refractory malignant glioma (ClinicalTrials.gov Identifier: NCT02208362). This IND was submitted in October 2014, with COH as the sponsor. COH has enrolled and treated 65 patients as of December 31, 2020. In the annual meeting of the American Association for Cancer Research in April 2018, our collaborators at COH presented the preliminary data for patients enrolled on Arm 2 of the protocol (the “Intracavitary Arm”). The investigators reported that the CAR T cells were well-tolerated, meaning that no dose-limiting toxicities had been seen to date. In 2016 the investigators reported on a patient that they determined had a complete response to treatment based on the imaging and clinical features set forth by the Response Assessment in Neuro-Oncology Criteria (“RANO”). This result was published as a case report in the New England Journal of Medicine (Brown CE et al. NEJM. 2016;375:2561-9). As described in the paper, a patient with recurrent multifocal glioblastoma received multiple infusions of IL13Rα2-specific CAR T cells over 220 days through two intracranial delivery routes – infusions into the resected tumor cavity followed by infusions into the ventricular system. Intracranial infusions of IL13Rα2-targeted CAR T cells were not associated with any toxic effects of grade 3 or higher. After CAR T-cell treatment, regression of all intracranial and spinal tumors was observed, along with corresponding increases in levels of cytokines and immune cells in the cerebrospinal fluid. This clinical response was sustained for 7.5 months after the initiation of CAR T-cell therapy; however, the patient’s disease eventually recurred at four new locations that were distinct and non-adjacent to the original tumors, and biopsy of one of these lesions showed decreased expression of IL13Rα2. With enrollment in this Phase 1 study nearly complete, COH has established the recommended Phase 2 dose, schedule and route of administration, as well as optimal T cell selection. Results from this study have laid the foundation for 3 new MB-101 studies:

1.	MB-101 with or without nivolumab and ipilimumab in treating patients with recurrent or refractory glioblastoma (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04003649);
2.	MB-101 in treating patients with recurrent or refractory glioblastoma with a substantial component of leptomeningeal disease (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04661384);
3.	MB-101 in combination with the C134 oncolytic virus (MB-108) in treating patients with recurrent or refractory glioblastoma (IND filing expected in the fourth quarter of 2021).

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

CAR-based T-cell immunotherapy is being actively investigated for the treatment of solid tumors, including HER2+ cancers. Our academic partners at COH have developed a second-generation HER2-specific CAR T-cell for the treatment of brain and/or leptomeningeal metastases from HER2+ cancers, as well as for the treatment of refractory/relapsed HER2+ GBM. COH’s preclinical data demonstrate effective targeting of breast cancer brain metastases with intraventricular delivery of CAR T cells expressing HER2-CARs that contain the 4-1BB costimulatory domain. COH is evaluating the safety of this HER2-specific CAR T cell therapy in two Phase 1 clinical trials that commenced in the fourth quarter of 2018 (ClinicalTrials.gov Identifier: NCT03389230 for HER2+ GBM; ClinicalTrials.gov Identifier: NCT03696030 for HER2+ brain metastases).

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

In October 2020,we announced initial data from the Phase 1 clinical trial in patients with PSCA-positive castration-resistance prostate cancer (“CRPC”). In a presentation at the 2020 Annual Prostate Cancer Foundation Scientific Retreat, the COH principal investigator reported results from a highly refractory patient treated with MB-105 who experienced a 94 percent reduction in prostate-specific antigen (“PSA”), near complete reduction of measurable soft tissue metastasis by computerized tomography, and improvement in bone metastases by magnetic resonance imaging. We believe additional data could potentially be provided in the second half of 2021.

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

To improve this virus over its first-generation predecessors, modifications have focused on improving viral replication and spread within the tumor bed and on enhancing bystander damage to uninfected tumor cells. These effects cumulatively should result in converting an immunologically cold tumor to an immunologically hot tumor, which Mustang anticipates will increase the efficacy of its IL13Rα2-directed CAR T for the treatment of GBM.

UAB is the clinical trial site for the Phase 1 trial of MB-108, and the site has initiated a Phase 1 trial that began enrolling patients in 2019 (ClinicalTrials.gov Identifier: NCT03657576). The primary objective of this study is to determine the safety and tolerability of stereotactic intracerebral injections of escalating doses of MB-108 and to determine the maximally tolerated dose (“MTD”) of the oncolytic virus. Secondary objectives are to obtain preliminary information about the potential benefit of MB-108 in the treatment of patients with recurrent malignant gliomas, including relevant data on markers of efficacy, including time to tumor progression and patient survival. In 2021, we intend to combine MB-108 with MB-101 to potentially enhance efficacy in treating GBM. This trial has been on clinical hold since October 2020 due to toxicity at the highest dose level, and UAB expects FDA clearance in the first half of 2021 in order to resume enrolling patients at a lower dose level. As a result of this clinical hold, as well as COVID-19 virus-related accrual delays in 2020, we expect that IND filing for the combination trial of MB-108 with MB-101 will be delayed until the fourth quarter of 2021.

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

In February 2019, we licensed Material and Technical Information related to the HSV-1 oncolytic virus C134 from Nationwide in Columbus, Ohio.

In August 2019, we licensed from CSL Behring (Calimmune) the CytegrityTM stable producer cell line developed and used by St. Jude. The CytegrityTM stable producer cell line will be used to produce the viral vector for MB-107.

In September 2020, we entered into an exclusive, worldwide licensing agreement with SIRION Biotech for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207.

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

XSCID License

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

XSCID Non-interventional Services Agreement

In December 2019, the Company entered into a Non-Interventional Services Agreement with Children's CGMP, LLC ("Children’s"), an affiliate of St. Jude Children's Research Hospital, pursuant to which Children’s provides lentiviral vector for non-clinical XSCID research purposes, as well as related advisory services. Pursuant to the agreement, we agreed to fund approximately $0.8 million upon execution of the agreement.

XSCID Data Transfer Agreement

In June 2020, the Company entered into a Data Transfer Agreement for the XSCID program (the “XSCID DTA”). Pursuant to the terms of the XSCID DTA, we made an upfront payment of approximately $1.1 million and will reimburse St. Jude for additional costs in connection with the on-going investigator-initiated study.

City of Hope

In February 2017, the Company and COH amended and restated their license agreement, dated March 17, 2015 (the “Original Agreement”), by entering into three separate amended and restated exclusive license agreements, one relating to the CD123-directed CAR T program, one relating to the IL13Rα2-directed CAR T program, and one relating to the Spacer technology (described below). The total potential consideration payable to COH by the Company, in equity or cash, did not in the aggregate change materially from the Original Agreement. As of December 31, 2020, COH owns 845,385 shares of Class A common stock and 448,203 shares of common stock, representing approximately 1.8% of ownership, and has the right to appoint a director to the Board of Directors (the “Board”). The Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

In addition, the Company entered into a sponsored research agreement with COH under which the Company has funded continued research in the amount of $2.0 million per year, payable in four equal installments, through the first quarter of 2020. The research covered under this arrangement is for the IL13Rα2-directed CAR T program, the CD123-directed CAR T program, and the Spacer technology.

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

CD123 CRA (AML and BPDCN)

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123-directed CAR T program (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA, the Company made an upfront payment of approximately $19,000 and will contribute an additional $97,000 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $76,000 annually pertaining to the clinical development of the CD123-directed CAR T therapy.

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

IL13Rα2 CRA (Glioblastoma)

In February 2017, the Company entered into a Clinical Research Support Agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 GBM CRA”). Pursuant to the terms of the IL13Rα2 CRA, the Company made an upfront payment of approximately $9,000 and will contribute an additional $140,000 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $66,000 annually pertaining to the clinical development of the IL13Rα2-directed CAR T therapy.

IL13Rα2 CRA (Leptomeningeal Glioblastoma)

In October 2020, the Company entered into a Clinical Research Support Agreement for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”). Pursuant to the terms of the IL13Rα2 Leptomeningeal CRA, the Company made an upfront payment of approximately $29,000 and will contribute an additional $150,000 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $200,000 annually pertaining to the clinical development of the IL13Rα2-directed CAR T therapy.

Sponsored Research Agreement - IL13Rα2 and C134 Combination

In October 2020, the Company entered into a Sponsored Research Agreement (“SRA”) with COH to conduct combination studies of a potential IL13Rα2 CAR and C134 oncolytic virus therapy. Pursuant to the SRA, the Company will fund research in the amount of $0.3 million for the program, with an initial term of six months.

Spacer License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to Spacer (the “Spacer License”). Pursuant to the Spacer License, the Company and COH acknowledged that an upfront fee had already been paid under the Original Agreement. In addition, COH will receive an annual maintenance fee of $10,000. No royalties are due if the Spacer technology is used in conjunction with a CD123 CAR or an IL13Rα2 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties, but no such payments are due in connection with sublicenses that are granted in conjunction with the sublicense of other CARs that are licensed from COH to the Company. In addition, equity grants made under the Original Agreement were acknowledged, and the anti-dilution provisions of the Original Agreement were carried forward.

IV/ICV License

In February 2017, the Company entered into an exclusive license agreement (the “IV/ICV License”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV License, in March 2017, the Company paid COH an upfront fee of $0.1 million. COH is eligible to receive a milestone payment totaling approximately $0.1 million, upon and subject to the achievement of a milestone, and an annual maintenance fee. Royalty payments in the low single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties, but no such payments are due in connection with sublicenses that are granted in conjunction with the sublicense of other CAR T programs that are licensed from COH to the Company.

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

HER2 CRA (HER2+ glioblastoma and HER2+ brain metastases)

In September 2020, the Company entered into a Clinical Research Support Agreement for the HER2-directed CAR T program (the “HER2 CRA”). Pursuant to the terms of the HER2 CRA, the Company made an upfront payment of approximately $29,000 and will contribute an additional $150,000 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $200,000 annually pertaining to the clinical development of the HER2-directed CAR T therapy.

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

CS1 CRA (multiple myeloma)

In June 2020, the Company entered into a Clinical Research Support Agreement for the CS1-directed CAR T program (the “CS1 CRA”). Pursuant to the terms of the CS1 CRA, the Company made an upfront payment of approximately $32,000 and will contribute an additional $130,000 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $200,000 annually pertaining to the clinical development of the CS1-directed CAR T therapy.

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

PSCA CRA

In October 2020, the Company entered into a Clinical Research Support Agreement for the PSCA-directed CAR T program (the “PSCA CRA”). Pursuant to the terms of the PSCA CRA, the Company made an upfront payment of $33,000 and will contribute an additional $125,000 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $200,000 annually pertaining to the clinical development of the PSCA-directed CAR T therapy.

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

Sponsored Research Agreement - Manufacturing

On January 3, 2018, the Company entered into an SRA with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company funded continued research in the amount of $0.9 million for the program, with an initial term of two (2) years. The SRA expired in January 2020.

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

CD20 CTA (NHL and CLL)

Also, on July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, Mustang entered into an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas (“NHLs”). In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017.

In November 2020, the CD20 CTA was amended to include additional funding of approximately $0.8 million for the treatment of five patients with chronic lymphocytic leukemia (“CLL”).

Sponsored Research Agreement

On March 17, 2018, the Company entered into an SRA with Fred Hutch related to developing and optimizing processes and systems associated with CD20 cell processing. Pursuant to the SRA, the Company funded continued research in the amount of $0.6 million during the term of the SRA, which expired in March 2019.

Nationwide Children’s Hospital License

On February 20, 2019, the Company entered into an exclusive worldwide license agreement with Nationwide for the development of an oncolytic virus (referred to by Nationwide as C134; now referred to by the Company as MB-108) for the treatment of glioblastoma multiforme. The Company paid $0.2 million in consideration for the exclusive license. Nationwide is eligible to receive additional payments totaling $77.5 million upon the achievement of ten development and commercialization milestones. Royalty payments in the low-single digits are due on net sales of licensed products.

CSL Behring (Calimmune) License

On August 23, 2019, the Company entered into a non-exclusive license agreement with CSL Behring (Calimmune) for the CytegrityTM stable producer cell line for the production of lentiviral gene therapy for the XSCID gene therapy program. The CytegritTM stable producer cell line will be used to produce the viral vector for Mustang’s MB-107 and MB-207 lentiviral gene therapies for the treatment of XSCID. The Company paid $0.2 million in consideration for the license. CSL Behring (Calimmune) is eligible to receive additional payments totaling $1.2 million upon the achievement of three development and commercialization milestones. Royalty payments in the low-single digits are due on net sales of licensed products.

SIRION Biotech License

On October 6, 2020, the Company announced a licensing agreement under which we acquired technology rights from SIRION Biotech GmbH (“SIRION”) for LentiBOOST™ technology for the development of MB-207, Mustang’s lentiviral gene therapy for the treatment of patients with XSCID, who have been previously treated with a hematopoietic stem cell transplantation (“HSCT”) and for whom re-treatment is indicated. LentiBOOST™ is SIRION’s proprietary non-cytotoxic transduction enhancer for lentiviral vectors.

Under the terms of the agreement, SIRION will receive an undisclosed upfront payment and development and sales milestones, as well as royalties on future product sales.

Minaris Regenerative Medicine Agreement

On November 23, 2020, we announced an agreement with Minaris Regenerative Medicine GmbH (“Minaris”) to enable technology transfer and GMP clinical manufacturing in Europe of our MB-107 lentiviral gene therapy program for the treatment of XSCID. Under the terms of the agreement, Minaris will perform technology transfer of the manufacturing and analytical processes, as well as their adoption to the European regulatory environment, for the GMP-compliant manufacturing of the drug product at its site in Ottobrunn, Germany, with the goal of supplying clinical trials in Europe.

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

EMPLOYEES

As of December 31, 2020, we had sixty-two full and part-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement and we consider our employee relations to be good. Employees of Fortress also make valuable financial, legal, scientific and other strategic contributions to Mustang on a regular basis.

SUPPLY AND MANUFACTURING

As an early stage development company, we rely on our research partners to manufacture or have manufactured all lentiviral vectors used in the clinical development programs currently in progress at COH, Fred Hutch, St. Jude, the NIH, and UAB under the IND applications filed by these institutions. UAB is the clinical trial site for the Phase 1 trial of Nationwide’s C134 oncolytic virus (MB-108). We will continue to rely on our research partners to manufacture lentiviral vectors for Mustang-IND trials until such time as material is available from our contract manufacturing organizations.

Pursuant to the March 2015 Licensing Agreement with COH, we have the right to make and have made the cellular products, and we have negotiated Investigator-Initiated Clinical Research Support Agreements with COH and Fred Hutch which specify the cell processing costs and numbers of patients which will be supplied under filed protocols. Our research partners have extensive experience manufacturing clinical materials for development studies, but we are currently dependent on both their capacity limitations and continued operating success to manufacture viral vector and to process cells for all CAR T clinical trials for which these partners hold the INDs, as well as to have manufactured oncolytic virus for the MB-108 investigator-IND clinical trial being conducted at UAB.

We have limited experience in processing cells for clinical or commercial purposes. In 2018 we opened our own cell processing facility in Worcester, Massachusetts, in order to manufacture and supply cellular product candidates for all clinical trials that will be conducted under IND applications to be filed by us. In August 2019, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102 (CD123 CAR T) and in January 2021, the FDA approved our IND application to initiate a multi-center Phase 2 clinical trial of MB-107 (XSCID). As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.

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

GOVERNMENT AND INDUSTRY REGULATIONS

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities. None of our product candidates has been approved for sale in any market in which we have marketing rights. Before marketing in the U.S., any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act (“FDCA”). The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, and the sale and distribution of biopharmaceutical products.

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

The FDA may permit expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its fast track drug development programs. A sponsor can apply for fast track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the new drug application (“NDA”) or biologics license application (“BLA”). To receive fast track designation, an applicant must demonstrate:

●	that the therapy is intended to treat a serious or life-threatening condition;

●	that the therapy is intended to treat a serious aspect of the condition; and

●	that the therapy has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

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

In accordance with the FDCA, sponsors of drugs for serious or life-threatening diseases that fill an unmet medical need may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Approval will be subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome. Post-marketing studies are usually underway at the time an applicant files the NDA. When required to be conducted, such post-marketing studies must also be adequate and well-controlled. The applicant must carry out any such post-marketing studies with due diligence. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all, and, therefore, could not submit the NDA or BLA to the FDA or foreign regulatory authorities for marketing approval.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted.

For purposes of NDA or BLA approval, clinical trials are typically conducted in the following sequential phases:

●	Phase 1: The drug is administered to a small group of humans, either healthy volunteers or patients, for the first time to test for safety, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology.

●	Phase 2: Studies are conducted on a larger number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.

●	Phase 3: Studies establish safety and efficacy in an expanded patient population.

●	Phase 4: Phase 4 post-marketing studies may be requested by the FDA to find out more about the drug’s long-term risks, benefits, and optimal use, or to test the drug in different patient populations.

The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or that may increase the costs of these trials, include:

●	slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors;

●	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;

●	longer treatment time required to demonstrate efficacy or determine the appropriate product dose;

●	insufficient supply of the product candidates;

●	adverse medical events or side effects in treated patients; and

●	ineffectiveness of the product candidates.

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

Sponsors of drugs may apply for a special protocol assessment (“SPA”) from the FDA for studies intended to form the primary basis of an efficacy claim. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for an NDA or BLA. However, final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the pivotal 3 trial. The SPA may only be changed through a written agreement between the sponsor and the FDA, or in rare cases if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy the SPA can be rescinded.

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA an NDA or BLA containing the preclinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept an NDA or BLA for filing if certain content criteria are not met and, even after accepting an NDA or BLA, the FDA may require additional information, including clinical data, before approval for marketing a product.

Although uncommon, the FDA may request a Risk Evaluation and Mitigation Strategy, or REMS, as part of an NDA or BLA approval for products with serious safety concerns to help ensure that the benefits of the product outweigh the risks. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and perhaps the conduct of Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies and as reflected in the approved labeling. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA. Certain changes to an approved NDA or BLA, including, with certain exceptions, any significant changes to labeling, may require prior approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

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

Item 1A.Risk Factors

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $185.5 million as of December 31, 2020. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	one or more of our product candidates receive regulatory approval and are approved for commercial sale, due to our need to establish the necessary commercial infrastructure to launch and commercialize this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for manufacturing, testing, warehousing, distribution, cash collection and related commercial activities;
●	we are required by the FDA or foreign regulatory authorities to perform studies in addition to those currently expected;
●	there are any delays in completing our clinical trials or the development of any of our product candidates;
●	we execute other collaborative, licensing or similar arrangements that require us to make payments to collaborators or licensors;
●	there are variations in the level of expenses related to our future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and
●	there are any regulatory developments affecting product candidates of our competitors.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of December 31, 2020, we had $98.8 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Risks Related to Our Business Strategy, Structure, and Organization

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

We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors may have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

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

We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary, in 2022, of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Risks Inherent in Drug Development and Commercialization

Delays in the commencement or conduct of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement or conduct of clinical trials can be delayed for a variety of reasons, including, but not necessarily limited to, delays in:

●	obtaining regulatory approval to commence a clinical trial;
●	identifying, recruiting and training suitable clinical investigators;
●	reaching and preserving agreements on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
●	obtaining sufficient quantities of a product candidate for use in clinical trials;
●	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
●	developing and validating companion diagnostics on a timely basis, if required;
●	adding new clinical sites once a trial has begun;
●	change in the principal investigator or other key staff overseeing the clinical trial at a given site;
●	identifying, recruiting and enrolling patients to participate in a clinical trial; or
●	retaining (or replacing) patients who have initiated a clinical trial but who may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, personal issues, or other reasons.

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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities, due to a number of factors, including, but not necessarily limited to:

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

In addition, even if our product candidates were to obtain approval, regulatory authorities may approve any such product candidates or any future product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of the product. In addition, the DEA (or foreign equivalent) may classify one or more of our product candidates in scheduling under the Controlled Substances Act (or its foreign equivalent) that could impede such product’s commercial viability. Any of these scenarios could impact the commercial prospects for one or more of our current or future product candidates.

Any product candidates we advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize product candidates.

The research and clinical development, testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of any product candidate, including our product candidates, is subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market a product candidate until such product candidate’s Biologics License Application (“BLA”) or NDA is approved by the FDA. The process of obtaining approval is uncertain, expensive, often spanning many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to significant and expensive clinical testing requirements, our ability to obtain marketing approval for product candidates depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or equipment and facilities are inadequate to support approval. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed.

The FDA and other regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

●	the FDA or comparable foreign regulatory authorities may disagree with the trial design or implementation of our clinical trials, including proper use of clinical trial methods and methods of data analysis;
●	an inability to establish sufficient data and information to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
●	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;

●	the FDA may determine that our manufacturing processes or facilities or those of third-party manufacturers with which we or our respective collaborators currently contract for clinical supplies and plan to contract for commercial supplies do not satisfactorily comply with CGMPs; or
●	the approval policies or interpretation of regulations of the FDA may significantly change in a manner rendering the clinical data insufficient for approval or the product characteristics or benefit-risk profile unfavorable for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, rapid drug and biological development during the COVID-19 pandemic has raised questions about the safety and efficacy of certain marketed pharmaceuticals and may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

Regulatory approval for our product candidates by the FDA, or any similar regulatory authorities outside the United States, is limited to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to the indications for use and related treatment of those specific diseases and indications set forth in the approval for which a product is deemed to be safe and effective by the FDA, or other similar regulatory authorities outside the United States. In addition to the regulatory approval required for new drug products, new formulations or indications for an approved product also require regulatory approval. If we are not able to obtain regulatory approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities (“off-label uses”), our ability to promote the products is limited to those indications that are specifically approved by the FDA, or similar regulatory authorities outside the United States. Such off-label uses are common across medical specialties and may constitute an appropriate treatment for some patients in certain circumstances. Regulatory authorities in the U.S. generally do not regulate practice of medicine or the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the promotion of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to compliance or enforcement actions, including Warning Letters, by these authorities. In addition, our failure to follow FDA laws, regulations and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, request a recall or institute fines or penalties, or could result in disgorgement of money, operating restrictions, corrective advertising, injunctions or criminal prosecution, any of which could harm our business.

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

If our competitors develop treatments for any of our product candidates’ target indications and those competitor products are approved more quickly, marketed more successfully or demonstrated to be more effective, the commercial opportunity for our product candidate will be reduced or eliminated.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize one or more of our product candidates. Our competitors may also develop drugs that are more effective, safe, useful and less costly than ours and may be more successful than us in manufacturing and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We will also face competition from these third parties in establishing clinical trial sites, in patient registration for clinical trials, and in identifying and in-licensing new product candidates.

Further, generic therapies are typically sold at lower prices than branded therapies and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, our product candidates will face increasing competition in the form of generic versions of branded products of competitors, including those that have lost or will lose their patent exclusivity. In the future, we may face additional competition from a generic form of our own candidates when the patents covering them begin to expire, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of our product candidates translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic alternatives.

If any of our product candidates are successfully developed but do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that any such product candidates generate from sales will be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such product candidate as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of cancer clinics and patients of the product as a safe and effective treatment;

●	the safety of such product candidates seen in a broader patient group, (i.e., based on actual use);
●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●	changes in regulatory requirements by government authorities for our product candidates;
●	the relative convenience and ease of administration of the product candidate for clinical practices;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;
●	changes in the standard of care for the targeted indications for our product candidate or future product candidates, which could reduce the marketing impact of any labeling or marketing claims that we could make following FDA approval;
●	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of our sales and marketing efforts.

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

If we are unable to establish sales, marketing and distribution capabilities or to enter into agreements with third parties to market and sell our product candidates, we may be unsuccessful in commercializing our product candidates, if they are approved.

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any approved product candidate, we would need to build marketing, sales, distribution, managerial and other non-technical capabilities or arrange for third parties to perform these services, and we may be unsuccessful in doing so. In the event of successful development and regulatory approval of any of our current or future product candidates, we expect to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Risks Related to Reliance on Third Parties

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

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

Legislative and regulatory changes to the healthcare systems of the United States and certain foreign countries could impact our ability to sell our products profitably. In particular, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products by revising the payment methodology for many products reimbursed by Medicare, resulting in lower rates of reimbursement for many types of drugs, and added a prescription drug benefit to the Medicare program that involves commercial plans negotiating drug prices for their members. In addition, this law provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this law and future laws could decrease the coverage and price that we will receive for any approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Therefore, any limitations in reimbursement that results from the MMA may result in reductions in payments from private payors.

Since 2003, there have been several other legislative and regulatory changes to the coverage and reimbursement landscape for pharmaceuticals.  In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the “Affordable Care Act” or “ACA,” was enacted in 2010 and made significant changes to the United States’ healthcare system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biological products, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of the entities eligible to enroll in the 340B Drug Pricing Program to include certain critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals, but exempting certain drugs from the ceiling price requirements for these covered entities;
●	the new requirements under the federal Open Payments program and its implementing regulations;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, 2018, a Texas federal district court judge issued a ruling declaring that the ACA in its entirety is unconstitutional. Upon appeal, the Fifth Circuit upheld the district court’s ruling that the individual mandate is unconstitutional. However, the Fifth Circuit remanded the case back to the district court to conduct a more thorough assessment of the constitutionality of the entire ACA despite the individual mandate being unconstitutional. The Supreme Court agreed to hear the case on appeal from the Fifth Circuit on March 2, 2020 and held oral arguments on November 10, 2020. While this lawsuit has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome may have a significant impact on our business.

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

The 116th Congress explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent “loopholes”, and efforts to cap the increase in drug prices. The House Energy and Commerce Committee approved drug-related legislation intended to increase transparency of drug prices and also curb anti-competitive behavior in the pharmaceutical supply chain. In addition, the House Ways & Means Committee approved legislation intended to improve drug price transparency, including for drug manufacturers to justify certain price increases. The 117th Congress convened on January 3, 2021, and could reintroduce many of the bills targeting drug prices. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

The Senate Committee on Health, Education, Labor, and Pensions (HELP) advanced the Lower Health Care Costs Act of 2019. Among other things, the bill is intended to reduce costs in the United States health sector. The bill revises certain requirements to expedite the approval of generics and biosimilars. It also limits prices that pharmacy benefit managers may charge health insurers or enrollees for prescription drugs. Although this bill still needs to pass the full Senate and House of Representatives, it is worth noting the wide-ranging effects it could have on the health care sector.

On December 12, 2019, the House of Representatives passed broad legislation (H.R. 3, the Elijah E. Cummings Lower Drug Costs Now Act) that would, among other provisions, require the Department of Health and Human Services (“HHS”) to negotiate drug prices and impose price caps and restructure the Medicare Part D benefit, imposing more financial responsibility on certain drug manufacturers. Failure by a manufacturer to reach an agreement with HHS on the negotiated price could result in significant penalties for prescription drug manufacturers. In addition, S. 2543, the Prescription Drug Pricing Reduction Act would also, among other provisions, restructure the Medicare Part D benefit, but it would not authorize direct negotiation by the federal government. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

The Trump Administration took several regulatory steps to redirect ACA implementation. The HHS finalized a Medicare hospital payment reduction for Part B drugs acquired through the 340B Drug Pricing Program.  Under the Trump Administration, HHS finalized several proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. For example, the Trump Administration issued an interim final rule on November 27, 2020 implementing a “Most Favored Nation” payment model for Part B drugs that applies international reference pricing to determine reimbursement for certain drugs paid by Medicare Part B. The interim final rule was enjoined by federal courts prior to its implementation date of January 1, 2021, and the lawsuit is ongoing. In addition, HHS, in conjunction with the FDA, finalized four pharmaceutical importation pathways in September 2020: (1) regulations establishing importation of pharmaceuticals from Canada by wholesalers and pharmacists; (2)  FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries; (3) a request for proposals from private sector entities to import prescription drugs for personal use under existing statutory authority; and (4) a request for proposals from private sector entities to reimport insulin under existing statutory authority. Further, on November 11, 2020, the Trump Administration issued a final rule that changes the permissible structure of drug rebates and discounts between drug manufacturers and third-party payors (including pharmacy benefit managers that negotiate drug prices on behalf of such third-party payors). This final rule, often referred to as the “Rebate Rule,” could have significant direct and indirect impacts on drug pricing in both government and commercial markets. With respect to price transparency, the Trump Administration promulgated regulations that require hospitals and third-party payors to disclose prices of items and services, which may impact negotiated rates in the commercial market.

On January 20, 2021, Joe Biden was inaugurated as the 46th president of the United States. As a presidential candidate, Mr. Biden indicated support for several policies aimed at lowering drug prices, including government price negotiation, drug importation, international reference pricing, and price increase controls. The incoming Biden Administration may continue, modify, or repeal many of the drug pricing policies proposed and finalized by the Trump Administration. While we cannot predict which policies the Biden Administration may support and enforce, the policies finalized in the months prior to the beginning of Mr. Biden’s term, if continued, could significantly change the landscape in which the pharmaceutical market operates and significantly impact our ability to effectively market and sell our products.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	the demand for any products for which we may obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenues and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

In addition, governments may impose price controls, which may adversely affect our future profitability. In January 2020, President Trump signed into law the U.S.-Mexico-Canada (USMCA) trade deal into law. As enacted, there are no commitments with respect to biological product intellectual property rights or data protection, which may create an unfavorable environment across these three countries.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the prior Administration  took several executive actions, specifically through rulemaking and guidance, that could impact the pharmaceutical business and industry. Shortly after taking office in January 2021, President Biden announced that his Administration would be freezing a number of the prior Administration’s drug pricing reforms, while others remain subject to both executive orders or regulatory changes issued by the Department of Health and Human Services.  A few of the major administrative actions include:

●	On October 30, 2019, the Trump Administration issued an advanced notice of proposed rulemaking (“ANPRM”) entitled, International Pricing Index Model for Medicare Part B Drugs. This ANPRM was intended to solicit feedback on a potential proposal to align United States drug prices in the Medicare Part B program with international prices. It also solicited public feedback on a policy that would allowing private-sector vendors to negotiate prices, take title to drugs, and improve competition for hospital and physician business. Although this is only a notice for a potential rule, it signals the Administration’s desire to regulatorily influence the United States drug pricing system that could adversely affect the industry.
●	On November 15, 2019, CMS issued a proposed rule entitled, Transparency in Coverage and finalized the Calendar Year (“CY”) 2020 Outpatient Prospective Payment System (“OPPS”) & Ambulatory Surgical Center Price Transparency Requirements for Hospitals to Make Standard Charges Rule. Together the rules would increase price transparency through health plans and in hospitals. The affects may influence consumer purchasing habits in the health care sector as a whole. Although the transparency provisions are not yet in effect and the hospital price transparency requirements are subject to litigation, there could be implications for the industry related to drug pricing if or when it is enacted.
●	On November 18, 2019, CMS issued a proposed rule entitled, Medicaid Fiscal Accountability Regulation (“MFAR”). The proposed rule would significantly impact states’ ability to finance their Medicaid programs. If finalized, the MFAR could force states to restructure their Medicaid financing that could disincentivize or change state prescription drug purchasing behavior that would adversely impact the industry.
●	On December 18, 2019, the FDA issued a proposed rule entitled, Importation of Prescription Drugs. The proposed rule would allow the importation of certain prescription drugs from Canada. If finalized, states or other non-federal government entities would be able to submit importation program proposals to FDA for review and authorization. This proposed rule could also influence pricing practices in the United States.
●	On January 30, 2020, CMS issued a state waiver option entitled, Health Adult Opportunity (“HAO”). The HAO would allow states to restructure benefits and coverage policies for their Medicaid programs. The HAO will provide states administrative flexibilities in exchange for a capped federal share. The cap on the federal share is commonly referred to as a “block grant.” Importantly, the HAO allows states to set formularies that align with Essential Health Benefit requirements while still requiring manufacturers to participate in the Medicaid Rebate Program. Depending on utilization of the HAO by states, it could impact the industry – especially if states elect to use a formulary.

●	On December 2, 2020, CMS issued a final rule entitled, Modernizing and Clarifying the Physician Self-Referral Regulations and on the same day the HHS Office of Inspector General finalized a similar rule, entitled Revisions to Safe Harbors Under the Anti-Kickback Statute, and Civil Monetary penalty Rules Regarding Beneficiary Inducements. The rules are an effort to reform regulations dealing with anti-kickback and self-referral laws. These rules allow certain financial arrangements that would otherwise violate anti-kickback and self-referral laws for providers that are participating in value-based payment arrangements. The rule could impact drug purchasing behavior to ensure providers are within their budget and/or restructure existing payment structures between providers and manufacturers.

As with any change in the Executive Office, and particularly with respect to changes from a Republican Administration under former President Trump to a Democratic Administration under President Biden, we expect there to be significant changes to existing rules, regulations and policies, the enactment of new Executive Orders and other immediate or iterative political, legislative and administrative changes, affecting the pharmaceutical industry.  We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States, or based on similar governmental changes in other countries.

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

The COVID-19 pandemic has caused consideration disruptions at the FDA, namely with respect to diverting the FDA’s attention and resources to facilitate vaccine development and ensure rapid review and emergency use authorization of vaccines intended to prevent COVID-19.  Back in March, Dr. Janet Woodcock, the Director of the FDA’s Center for Drug Evaluation and Research, temporarily stepped away from her role to focus on the therapeutic aspects of Operation Warp Speed, a major reorganization intended to better align the FDA’s activities with the national effort to develop COVID-19 countermeasures.  Dr. Woodcock was later named Acting Commissioner of the FDA on January 20, 2021.  These changes to leadership, enhanced focus on COVID-19 countermeasures, and the reorganization and rededication or critical resources, both at the FDA and within similar governmental authorities across the world, are likely to impact the ability of new products and services from being developed or commercialized in a timely manner

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

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

Risks Related to Intellectual Property and Potential Disputes Thereof

If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

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
●our competitors, many of which have substantially greater resources than us or our partners, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that may limit or interfere with our abilities to make, use, and sell potential product candidates, file new patent applications, or may affect any pending patent applications that we may have;
●there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
●countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

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

We depend on our licensors to maintain and enforce the intellectual property covering certain of our product candidates. We have limited, if any, control over the resources that our licensors can or will devote to securing, maintaining, and enforcing patents protecting our product candidates.

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

Protecting our proprietary rights is difficult and costly, and we may be unable to ensure their protection.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful, and an unfavorable outcome in any litigation would harm our business.

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

If we fail to comply with our obligations under our intellectual property licenses and third party funding arrangements, we could lose rights that are important to our business.

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

We in-license intellectual property pertaining to certain product candidates from third parties. As such, any dispute with the licensors or the non-performance of such license agreements may adversely affect our ability to develop and commercialize the applicable product candidates.

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

Risks Relating to Our Control by Fortress Biotech Inc.

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

We share some directors with Fortress which could create conflicts of interest between the two companies in the future. While we believe that the Founders Agreement and the Management Services Agreement were negotiated by independent parties on both sides on arm’s length terms, and the fiduciary duties of both parties were thereby satisfied, in the future situations may arise under the operation of both agreements that may create a conflict of interest. We will have to be diligent to ensure that any such situation is resolved by independent parties. In particular, under the Management Services Agreement, Fortress and its affiliates are free to pursue opportunities which could potentially be of interest to Mustang, and they are not required to notify Mustang prior to pursuing such opportunities. Any such conflict of interest or pursuit by Fortress of a corporate opportunity independent of Mustang could expose us to claims by our investors and creditors and could harm our results of operations.

General Risks

Major public health issues, and specifically the pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread around the world. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-

19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

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

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and will depend on future developments that cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat for COVID-19. Although, as of the date of this Annual Report on Form 10-K, we do not expect any material impact on our long-term activity, we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Holders of Record

As of December 31, 2020,  there were approximately 113 holders of record of our common stock and one holder of record for our Class A common stock. The actual number of stockholders of our common shares is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6.       Reserved

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

In May 2020, we submitted an Investigational New Drug (“IND”) application with the FDA to initiate a registrational multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. In response, the FDA identified Chemistry, Manufacturing, and Control (“CMC”) hold issues that Mustang satisfactorily addressed in a December 2020 submission to the FDA, and the CMC hold was removed in January 2021. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival and we are targeting topline data from the trial in the second half of 2022.

We further expect to file an IND in the second quarter of 2021 for a registrational multicenter Phase 2 clinical trial of lentiviral gene therapy in previously transplanted XSCID patients (MB-207). We anticipate enrolling 20 patients, and we are targeting topline data for this trial in the first half of 2023.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial began enrollment in 2020 for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm. We expect to file an IND for MB-106 in the first quarter of 2021 and to initiate our own Phase 1/2 clinical trial shortly thereafter for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia. We plan to file an IND for a multicenter Phase 1/2 trial for MB-104 for the treatment of patients with multiple myeloma once COH has established a safe and effective dose.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Rα2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in the fourth quarter of 2021, we plan to file an IND for the combination of MB-101 and MB-108 for the treatment of patients with GBM. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer.

Recent Events

MB-106 (CD20 CAR T for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

In February 2020, we announced that the first subject treated with the optimized MB-106 (CD20-targeted, autologous CAR T cell therapy) manufacturing process, developed in collaboration with Fred Hutch, achieved a complete response at the lowest starting dose in an ongoing Phase 1/2 clinical trial. The trial is evaluating the safety and efficacy of MB-106 in subjects with relapsed or refractory B-cell non-Hodgkin lymphomas and chronic lymphocytic leukemia.

In December 2020, at the 62nd American Society of Hematology Annual Meeting, Mustang and Fred Hutch announced interim data in patients with relapsed or refractory B-cell NHL from the ongoing Phase 1/2 clinical trial of MB-106 at Fred Hutch. Data presented by Fred Hutch reported on an initial seven patients treated without response and without significant CAR T cell expansion or persistence. Among these 7 patients there was one occurrence of cytokine release syndrome (CRS; grade 3 – unexplained alkaline phosphatase elevation in the setting of fever), and there were no occurrences of immune effector cell-associated neurotoxicity syndrome (ICANS). Subsequently the trial was put on hold while Fred Hutch collaborated with Mustang to undertake a major modification in the cell manufacturing process.

Following IND amendment to implement this modified cell processing, 9 patients – 7 with follicular lymphoma and 2 with mantle cell lymphoma – were treated at 4 different dose levels ranging from 1 x 105 CAR T cells/kg to 3.3 x 106 CAR T cells/kg. The overall response rate was 89% (8/9), the complete response rate was 44% (4/9), and there was good expansion and persistence of CAR T cells. All complete responses were ongoing at the time of data disclosure. One patient experienced a grade 1 episode of CRS, and no patients experienced ICANS. Mustang plans to file an IND at the end of the first quarter of 2021 to enable the initiation of a multicenter Phase 1/2 trial of MB-106.

MB-107 and MB-207 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

In May 2020, we submitted an IND application with the FDA to initiate a registrational multi-center Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. In response, the FDA identified CMC hold issues that we satisfactorily addressed in a December 2020 submission to the FDA, and the CMC hold was removed in January 2021. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival and potential topline data from the trial are expected in the fourth quarter of 2022.

In August 2020, we announced that the FDA has granted Rare Pediatric Disease Designation to MB-107 and MB-207. The FDA previously granted Regenerative Medicine Advanced Therapy designation to MB-107 for the treatment of XSCID in newly-diagnosed infants in August 2019. Additionally, the European Medicines Agency granted Advanced Therapy Medicinal Product classification to MB-107 in April 2020.

The FDA grants Rare Pediatric Disease Designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and affect fewer than 200,000 people in the United States. If Mustang’s BLA is approved, the company may be eligible to receive a priority review voucher, which can be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred. This program is intended to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases.

In September 2020, we announced that the FDA has granted Orphan Drug Designation to MB-107 and MB-207. The FDA grants Orphan Drug Designation to drugs and biologics that are intended for the safe and effective treatment, diagnosis or prevention of rare diseases or disorders that affect fewer than 200,000 people in the U.S. Orphan Drug Designation provides certain incentives, such as tax credits toward the cost of clinical trials and prescription drug user fee waivers. If a product holding Orphan Drug Designation receives the first FDA approval for the disease in which it has such designation, the product is entitled to seven years of market exclusivity, which is independent from intellectual property protection.

In October 2020, we in-licensed LentiBOOST™ technology from SIRION Biotech GmbH for the development of MB-207.

In November 2020, we signed an agreement with Minaris Regenerative Medicine GmbH to enable technology transfer and GMP clinical manufacturing of the MB-107 lentiviral gene therapy program for the treatment of XSCID in Europe.

Also in November 2020, we announced that the European Commission issued a positive opinion on its application for Orphan Drug Designation for the MB-107 lentiviral gene therapy for the treatment of XSCID.

MB-102 (CD123-targeted CAR T cell therapy)

In October 2020, we announced that the first patient has been dosed in a Mustang-sponsored, open label, multicenter Phase 1/2 clinical trial to evaluate the safety and efficacy of MB-102 in patients with relapsed or refractory BPDCN. Study sites include City of Hope, where the CAR T cell therapy was initially developed and where the clinical data were generated to support Mustang’s current multicenter trial, Dana-Farber Cancer Institute, Duke University and MD Anderson Cancer Center.

The Phase 1 portion of the trial will determine the maximum tolerated dose of MB-102 for the Phase 2 portion of the trial. Safety will be assessed at each dose level before proceeding to the next. Depending on the efficacy and safety profile of MB-102 in the Phase 1 portion of the trial, relapsed or refractory AML and demethylation resistant hrMDS may be added to the later dose escalation cohorts. The Phase 2 portion of the trial may be divided into as many as three arms to evaluate the efficacy of MB-102 in relapsed or refractory BPDCN (Arm 1), relapsed or refractory AML (Arm 2) and demethylation resistant hrMDS (Arm 3). The primary outcome that will be studied is the response rate at day 28 post infusion in all arms. Secondary outcome measures include duration of response, progression-free survival, overall survival and incidence of treatment-emergent adverse events, which will be followed for up to three years.

MB-101 (IL13Rα2-targeted CAR T cell therapy)

In December 2020, we announced that a Phase 1 single-center, two-arm clinical trial was initiated to establish the safety and feasibility of administering MB-101 to patients with leptomeningeal brain tumors (e.g., glioblastoma, ependymoma or medulloblastoma).

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

SIRION Biotech GmbH – LentiBOOSTTM

On September 30, 2020, Mustang entered into an exclusive, worldwide licensing agreement with SIRION Biotech (“SIRION”) for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207, Mustang’s lentiviral gene therapy for the treatment of previously transplanted XSCID patients (the “SIRION Technology License”). Pursuant to the SIRION Technology License, the Company paid a one-time upfront fee of €0.1 million ($0.1 million) during the year ended December 31, 2020. In addition, five future development milestone payments totaling up to approximately €4.7 million ($5.5 million) in the aggregate are due upon achievement of certain milestones. Additional milestone payments totaling up to €3.5 million ($4.1 million) in the aggregate are due in connection with the achievement of three commercial milestones, and low single digit royalties are due on aggregate cumulative worldwide net sales of licensed products.

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of December 31, 2020, approximately $85.7 million of the 2020 S-3 remains available for sales of securities.

Term Loan

On March 29, 2019 (the “Closing Date”), the Company entered into a $20.0 million Loan Agreement with Horizon (the “Loan Agreement”), the proceeds of which were used to provide the Company with additional working capital to continue development of its gene and cell therapies. In accordance with the Loan Agreement, $15.0 million of the $20.0 million loan was funded on the Closing Date, with the remaining $5.0 million fundable upon the Company achieving certain predetermined milestones. On September 30, 2020, the Company repaid in full all amounts that were outstanding under the Loan Agreement.

At-the-Market Offering

On July 13, 2018, the Company filed a shelf registration statement No. 333-226175 on Form S-3, as amended on July 20, 2018 (the “2018 S-3”), which was declared effective in August 2018. Under the 2018 S-3, the Company may sell up to a total of $75.0 million of its securities. In connection with the 2018 S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock. Under the ATM Agreement, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the ATM Agreement was amended to add H.C. Wainwright & Co., LLC as an Agent.

During the year ended December 31, 2020, the Company issued approximately 17.6 million shares of common stock at an average price of $3.40 per share for gross proceeds of $59.8 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $1.1 million for net proceeds of approximately $58.7 million.

Public Offering of Common Stock

On June 11, 2020, we announced the pricing of an underwritten public offering, whereby we sold 10,769,231 shares of common stock, (plus a 30-day option to purchase up to an additional 1,615,384 shares of common stock, which was partially exercised) at a price of $3.25 per share for gross proceeds of approximately $37.2 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, the Company paid aggregate fees of approximately $2.4 million for net proceeds of approximately $34.8 million.

Authorized Shares

On November 11, 2020, the Company’s Board adopted resolutions of the Board to ratify, approve and recommend stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to revise Article IV, Section A thereof in order to effect an increase in the authorized number of shares of the Company’s common stock, par value $0.0001, from 85 million to 125 million (the “Amendment”). On November 11, 2020, the Company received approval of the Amendment by written consent in lieu of a meeting from the holders of a majority of issued and outstanding shares of the Company’s common and preferred stock. The increase in authorized shares to 125 million became effective on December 4, 2020.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we have an accumulated deficit of $185.5 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	For the year ended December 31,		Change
($in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$37,237	$30,042	$7,195	24%
Research and development – licenses acquired	10,064	6,273	3,791	60%
General and administrative	9,505	9,570	(65)	(1)%
Total operating expenses	56,806	45,885	10,921	24%
Loss from operations	(56,806)	(45,885)	(10,921)	24%

Other income (expense)
Interest income	708	1,263	(555)	(44)%
Interest expense	(3,917)	(1,767)	(2,150)	122%
Total other income (expense)	(3,209)	(504)	(2,705)	537%
Net Loss	$(60,015)	$(46,389)	$(13,626)	29%

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

Research and development expense increased by approximately $7.2 million from $30.0 million for the year ended December 31, 2019 to $37.2 million for the year ended December 31, 2020. The increase in research and development expense for the year ended December 31, 2020 was primarily attributable to the following:

●	$2.9 million for increased research and development employee compensation costs, including stock compensation, as we continue to increase research and development headcount to support development of our clinical programs;
●	$2.5 million for increased lentiviral vector manufacturing to support Mustang-sponsored clinical trials;

●	$1.6 million for increased costs for sponsored research and clinical trial agreements with our academic partners;
●	approximately $1.4 million for increased other costs including consulting, outside services, laboratory supplies and depreciation; and
●	offset by approximately $1.2 million for decreased costs for third-party contract research organizations.

Research and development expenses - licenses acquired increased by $3.8 million from $6.3 million for the year ended December 31, 2019 to $10.1 million for the year ended December 31, 2020. The increase in research and development expenses - licenses acquired for the year ended December 31, 2020 was primarily attributable to the following:

●	Approximately $2.7 million for the annual stock dividend to Fortress;
●	$1.3 million related to our licenses with COH;
●	$0.3 million related to our CD20 license with Fred Hutch;
●	$0.1 million related to our LentiBOOSTTM license with SIRION; and
●	offset by approximately $0.5 million for decreased costs related to our licenses with Nationwide, UCLA and CSL Behring (Calimmune).

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits;

●	license fees and milestone payments related to in-licensed products and technology;

●	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

●	facility expenses, which include rent, utilities and maintenance costs;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

General and administrative expense decreased by approximately $0.1 million from $9.6 million for the year ended December 31, 2019 to $9.5 million for the year ended December 31, 2020. The decrease in general and administrative expense for the year ended December 31, 2020 was primarily attributable to the following:

●	$0.9 million for increased general and administrative employee compensation costs, including stock compensation, due primarily to additional headcount to support the Company’s continued growth;
●	offset by approximately $1.0 million for decreased costs primarily for legal and professional fees, consulting fees and state taxes.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our expanded research and development activities, including additional product candidates entering the clinic;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a publicly traded company.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash balances and short-term investments and interest expense on the Company’s notes payable. For the year ended December 31, 2020 and 2019, total other income (expense) were approximately $3.2 million and $0.5 million of expense, respectively. The $2.7 million increase in other income (expense) for the year ended December 31, 2020 was primarily attributable to $1.6 million of debt discount amortization, debt prepayment penalties of $0.6 million and lower interest income of $0.6 million.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, the Company had an accumulated deficit of $185.5 million.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the "Loan Agreement") with Horizon Technology Finance Corporation ("Horizon"), herein referred to as the "Horizon Notes." In September 2020, we repaid the Horizon Notes in full all amounts that were outstanding under the loan agreement, which was comprised of $15.0 million face value of the outstanding notes, $112,500 accrued and unpaid interest, a $750,000 loan termination fee and prepayment penalties of $550,000. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2020, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-K.

From January 1, 2021 through March 18, 2021, the Company issued approximately 10.6 million shares of common stock at an average price of $4.24 per share for gross proceeds of $44.9 million under the ATM Agreement.

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

Cash Flows for the Years Ended December 31, 2020 and 2019

	For the year ended December 31,
($in thousands)	2020	2019
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(37,319)	$(33,581)
Investing activities	(4,412)	13,909
Financing activities	78,122	65,116
Net change in cash, cash equivalents and restricted cash	$36,391	$45,444

Operating Activities

Net cash used in operating activities was $37.3 million for the year ended December 31, 2020, compared to $33.6 million for the year ended December 31, 2019. Net cash used in operating activities for the year ended December 31, 2020, was primarily due to approximately $60.0 million in net loss, partially offset by $7.6 million of common shares issuable for Founders shares, $3.1 million change in operating assets and liabilities, $3.0 million of non-cash stock compensation expenses, $2.5 million of research and development-licenses acquired, $2.4 million of equity fee on issuance of common shares to Fortress, $2.3 million of accretion of debt discount and $1.7 million of depreciation expense.

Net cash used in operating activities for the year ended December 31, 2019, was primarily due to approximately $46.4 million in net loss, partially offset by $4.9 million of common shares issuable for Founders shares, $2.7 million of non-cash stock compensation expenses, $1.7 million of equity fee on issuance of common shares to Fortress, $1.4 million of research and development-licenses acquired, $1.3 million of depreciation expense and $0.7 million of accretion of debt discount.

Investing Activities

Net cash used in investing activities was $4.4 million for the year ended December 31, 2020, representing $2.5 million in purchases of research and development licenses and $1.9 million in purchases of fixed assets.

Net cash provided by investing activities was $13.9 million for the year ended December 31, 2019, representing our $17.6 million in maturities of certificates of deposits, offset by $1.4 million in purchases of research and development licenses and $2.3 million in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $78.1 million during the year ended December 31, 2020, gross proceeds of $59.8 million, net of offering costs of $1.1 million, from the Mustang ATM; gross proceeds of $37.2 million, net of offering costs of $2.4 million, from our June 2020 underwritten public offering and $0.3 million raised from the issuance of the Company’s common shares in connection with the ESPP, partially offset by the prepayment of the Horizon Notes of $15.7 million.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2020, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2020, our internal controls over financial reporting were effective based upon those criteria.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following financial statements are filed as part of this Form 10-K:

(b) Exhibits.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Mustang Bio, Inc. (formerly Mustang Therapeutics, Inc.), dated July 26, 2016. *

Filed as Exhibit 3.1 on the Company’s Form 1012G filed on July 28, 2016.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 14, 2018. *
Filed as Exhibit 3.1 on the Company’s Form 10-Q filed on August 13, 2018.

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated September 30, 2019. *
Filed as Exhibit 3.1 on the Company’s Form 8-K filed on September 30, 2019.

Exhibit No.	Description
3.4

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated

December 4, 2020. *

Filed as Exhibit 3.1 on the Company’s Form 8K filed on December 4, 2020.

3.5	Bylaws of Mustang Bio, Inc. * Filed as Exhibit 3.2 on the Company’s Form 1012G filed on July 28, 2016.

4.1	Specimen certificates evidencing shares of common stock, Class A common stock and Class A preferred stock. * Filed as Exhibit 4.1 on the Company’s Form 1012G filed on July 28, 2016.

4.2	Form of warrant agreement.* Filed as Exhibit 4.2 on the Company’s Form 1012G filed on July 28, 2016.

4.3	Description of Securities of Mustang Bio, Inc. **

10.1	Second Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated July 26, 2016. * Filed as Exhibit 10.1 on the Company’s Form 1012G filed on July 28, 2016.

10.2	Management Services Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated March 13, 2015. * Filed as Exhibit 10.2 on the Company’s Form 1012G filed on July 28, 2016.

10.3	Future Advance Promissory Note to Fortress Biotech, Inc., dated May 5, 2016. * Filed as Exhibit 10.3 on the Company’s Form 1012G filed on July 28, 2016.

10.4	Promissory Note to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.4 on the Company’s Form 1012G filed on July 28, 2016.

10.5	Common Stock Warrant issued by Mustang Bio, Inc. to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.5 on the Company’s Form 1012G filed on July 28, 2016.

10.6	License Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. # Filed as Exhibit 10.6 on the Company’s Form 1012G filed on July 28, 2016.

10.7	Sponsored Research Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. * Filed as Exhibit 10.7 on the Company’s Form 1012G filed on July 28, 2016.

10.8	Mustang Bio, Inc. 2016 Incentive Plan. †* Filed as Exhibit 10.8 on the Company’s Form 1012G filed on July 28, 2016.

10.9	Non-Employee Directors Compensation Plan. †* Filed as Exhibit 10.9 on the Company’s Form 1012G filed on July 28, 2016.

10.10	Agreement with Chord Advisors, LLC, dated April 8, 2016. * Filed as Exhibit 10.10 on the Company’s Form 1012G filed on July 28, 2016.

10.11	Agreement with Caribe BioAdvisors, LLC, dated January 1, 2017. Filed as Exhibit 10.11 on the Company’s Form 10K filed on March 31, 2017.

Exhibit No.	Description
10.12	Exclusive License Agreement with The Regents of the University of California, dated March 17, 2017. # Filed as Exhibit 10.4 on the Company’s Form 10Q filed on August 14, 2017.

10.13	Exclusive License Agreement - IV/ICV with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.5 on the Company’s Form 10Q filed on August 14, 2017.

10.14	Amended and Restated Exclusive License Agreement - CD123 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.14 on the Company’s Form 10K filed on March 31, 2017.

10.15	Amended and Restated Exclusive License Agreement - IL13Ra2 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.15 on the Company’s Form 10K filed on March 31, 2017.

10.16	Amended and Restated Exclusive License Agreement - Spacer with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.16 on the Company’s Form 10K filed on March 31, 2017.

10.17	Employment Agreement between Manuel Litchman and Mustang Bio, Inc., made effective as of April 24, 2017 Filed as Exhibit 10.1 on the Company’s Form 8K filed on April 24, 2017.

10.18	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (CSI). # Filed as Exhibit 10.1 on the Company’s Form 10Q/A filed on November 14, 2017.

10.19	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (PSCA). # Filed as Exhibit 10.2 on the Company’s Form 10Q/A filed on November 14, 2017.

10.20	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (HER2). # Filed as Exhibit 10.3 on the Company’s Form 10Q/A filed on November 14, 2017.

10.21	Lease Agreement, by and between the Company and WCS - 377 Plantation Street, Inc., dated October 27, 2017. Filed as Exhibit 10.1 on the Company’s Form 10Q filed on November 14, 2017.

10.22

Venture Loan and Security Agreement, dated March 29, 2019, by and between the Company and Horizon Technology Finance Corporation. *

Filed as Exhibit 10.1 on the Company’s Form 8K filed on April 4, 2019.

10.23 23.1	Mustang Bio, Inc. 2019 Employee Stock Purchase Plan†* Filed as Exhibit 10.1 on the Company’s Form 10-Q filed on August 9, 2019. Consent of Independent Registered Public Accounting Firm, BDO USA, LLP

24.1	Power of Attorney (included on signature page).

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to the Financial Statements (filed herewith).

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

**   Filed herewith.

Item 16.      Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mustang Bio, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mustang Bio, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

 We have served as the Company's auditor since 2016.

/s/ BDO USA, LLP

Boston, Massachusetts

March 24, 2021

MUSTANG BIO, INC.

BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$97,804	$61,413
Other receivables - related party	15	19
Prepaid expenses and other current assets	1,715	1,631
Total current assets	99,534	63,063

Property, plant and equipment, net	7,529	6,779
Fixed assets - construction in process	499	1,157
Restricted cash	1,000	1,000
Other assets	250	250
Operating lease right-of-use asset, net	1,088	1,196
Total Assets	$109,900	$73,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,747	$5,668
Payables and accrued expenses - related party	490	596
Short-term notes payable	—	1,250
Operating lease liabilities - short-term	278	257
Total current liabilities	9,515	7,771

Notes payable	—	12,179
Operating lease liabilities - long-term	1,950	1,843
Total Liabilities	11,465	21,793

Commitments and Contingencies

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common Stock ($0.0001 par value), 125,000,000 shares authorized
Class A common shares, 845,385 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common shares, 70,920,693 and 39,403,519 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	7	4
Common stock issuable, 2,103,122 and 1,206,667 shares as of December 31, 2020 and December 31, 2019, respectively	7,939	4,923
Additional paid-in capital	275,963	172,184
Accumulated deficit	(185,474)	(125,459)
Total Stockholders’ Equity	98,435	51,652
Total Liabilities and Stockholders’ Equity	$109,900	$73,445

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	For the year ended December 31,
	2020	2019
Operating expenses:
Research and development	$37,237	$30,042
Research and development – licenses acquired	10,064	6,273
General and administrative	9,505	9,570
Total operating expenses	56,806	45,885
Loss from operations	(56,806)	(45,885)

Other income (expense)
Interest income	708	1,263
Interest expense	(3,917)	(1,767)
Total other income (expense)	(3,209)	(504)
Net Loss	$(60,015)	$(46,389)

Net loss per common share outstanding, basic and diluted	$(1.14)	$(1.29)

Weighted average number of common shares outstanding, basic and diluted	52,588,781	36,061,811

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	250,000	$—	1,000,000	$—	26,610,183	$3	$2,085	$113,378	$(79,070)	$36,396
Common stock issuable - Founders Agreement	—	—	—	—	—	—	4,923	—	—	4,923
Issuance of common shares - Founders Agreement	—	—	—	—	709,314	—	(2,085)	2,085	—	—
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	—	—	—	—	108,069	—	—	375	—	375
Issuance of warrants - Horizon Notes	—	—	—	—	—	—	—	888	—	888
Conversion of Class A common shares to common shares	—	—	(154,615)	—	154,615	—	—	—	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	3,506,222	—	—	21,972	—	21,972
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	87,656	—	—	495	—	495
Issuance of common shares, net of offering costs - Public Offering	—	—	—	—	7,906,250	1	—	29,536	—	29,537
Issuance of common shares - Equity fee on Public Offering	—	—	—	—	197,656	—	—	791	—	791
Stock-based compensation expenses	—	—	—	—	30,341	—	—	2,664	—	2,664
Exercise of warrants	—	—	—	—	93,213	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(46,389)	(46,389)
Balances at December 31, 2019	250,000	$—	845,385	$—	39,403,519	$4	$4,923	$172,184	$(125,459)	$51,652
Common stock issuable - Founders Agreement	—	—	—	—	—	—	7,577	—	—	7,577
Issuance of common shares - Founders Agreement	—	—	—	—	1,206,667	—	(4,923)	4,923	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	17,579,097	2	—	58,595	—	58,597
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	342,773	—	362	1,152	—	1,514
Issuance of common shares, net of offering costs - Public Offering	—	—	—	—	11,455,604	1	—	34,841	—	34,842
Issuance of common shares - Equity fee on Public Offering	—	—	—	—	286,390	—	—	932	—	932
Issuance of common shares under ESPP	—	—	—	—	140,856	—	—	349	—	349
Stock-based compensation expenses	—	—	—	—	502,788	—	—	2,987	—	2,987
Exercise of warrants	—	—	—	—	2,999	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(60,015)	(60,015)
Balances at December 31, 2020	250,000	$—	845,385	$—	70,920,693	$7	$7,939	$275,963	$(185,474)	$98,435

The accompanying notes are an integral part of these financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(60,015)	$(46,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	2,321	710
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	1,514	495
Issuance of common shares - Equity fee on Public Offering to Fortress Biotech	932	791
Issuance of common shares - Equity fee on Horizon Notes to Fortress Biotech	—	375
Common shares issuable for Founders Agreement	7,577	4,923
Research and development - licenses acquired	2,487	1,350
Stock-based compensation expenses	2,987	2,664
Depreciation expense	1,677	1,258
Amortization of operating lease right-of-use assets	108	110
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(84)	(558)
Other receivables - related party	4	(19)
Accounts payable and accrued expenses	3,151	296
Payable and accrued expenses - related party	(106)	360
Lease liabilities	128	53
Net cash used in operating activities	(37,319)	(33,581)

Cash Flows from Investing Activities:
Maturity of certificate of deposit	—	17,604
Purchase of research and development licenses	(2,487)	(1,350)
Purchase of fixed assets	(1,925)	(2,345)
Net cash (used in) provided by investing activities	(4,412)	13,909

Cash Flows from Financing Activities:
Proceeds from Horizon Notes	—	15,000
Debt issuance costs	—	(1,393)
Proceeds from issuance of common shares - At-the-Market Offering	59,805	22,515
Offering costs for the issuance of common shares - At-the-Market Offering	(1,124)	(543)
Proceeds from issuance of common shares - Public Offering	37,230	31,625
Offering costs for the issuance of common shares - Public Offering	(2,388)	(2,088)
Repayment of notes payable	(15,750)	—
Proceeds from issuance of common shares under ESPP	349	—
Net cash provided by financing activities	78,122	65,116

Net change in cash, cash equivalents and restricted cash	36,391	45,444
Cash, cash equivalents and restricted cash, beginning of the period	62,413	16,969
Cash, cash equivalents and restricted cash, end of the period	$98,804	$62,413

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,593	$1,057

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$31	$187
Issuance of common shares - Founders Agreement	$4,923	$2,085
Offering costs for the issuance of common shares - At-the-Market Offering, in accounts payable and accrued expenses	$84	$—
Issuance of warrants - Horizon Notes	$—	$888

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, the Company had an accumulated deficit of $185.5 million.

The Company has funded its operations to date primarily through the sale of equity and its venture debt financing agreement (the "Loan Agreement") with Horizon Technology Finance Corporation ("Horizon"), herein referred to as the "Horizon Notes." In September 2020, we repaid the Horizon Notes in full all amounts that were outstanding under the loan agreement, which was comprised of $15.0 million face value of the outstanding notes, $112,500 accrued and unpaid interest, a $750,000 loan termination fee and prepayment penalties of $550,000. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2020, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-K.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2020 and 2019, consisted of cash and money market funds in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits.

Other Receivables – Related Party

Other receivables includes amounts due to the Company from Fortress and Journey Medical Corporation, both related parties, and is recorded at the invoiced amount.

Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts, as restricted cash. The Company had $1.0 million in restricted cash as of December 31, 2020 and 2019, respectively. The Facility initiated cell processing operations for personalized CAR T and gene therapies in 2018.

Property, plant and equipment, net

Property and equipment, net, which consists mainly of laboratory equipment, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally five years, using the straight-line method.

Property and equipment - Construction in Process

In connection with the Company’s cell processing facility, the Company incurred costs for the design and construction of the facility and the purchase of equipment; $0.5 million and $1.2 million are recorded in fixed assets - construction in process on the balance sheet at December 31, 2020 and 2019, respectively. Upon completion of the facility’s construction, all costs associated with the buildout will be recorded as leasehold improvements and amortized over the shorter of the estimated useful lives or the term of the respective leases, upon the improvement being placed in service.

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

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired is reflected as research and development - licenses acquired in the Company’s Statements of Operations.

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

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 1,206,667 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.0%, on a pro rata basis, of the fully-diluted outstanding equity of Mustang on January 1, 2020. This was shown in the Statement of Stockholders’ Equity at December 31, 2019, as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $4.9 million in research and development - licenses acquired related to these issuable shares during the year ended December 31, 2019.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 2,001,490 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2021. This was shown in the Statement of Stockholders’ Equity at December 31, 2020 as Common stock issuable - Founders Agreement. The Company recorded an expense of approximately $7.6 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2020.

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

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company's incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred. In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

	For the year ended December 31,
	2020	2019
Warrants	5,402,670	5,405,669
Options	1,141,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	302,114	299,060
Unvested restricted stock units	1,468,559	1,112,417
Total	8,565,018	8,308,821

Comprehensive Loss

The Company has no components of other comprehensive loss, and therefore, comprehensive loss equals net loss.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company’s adoption of this standard on January 1, 2020, did not have a material impact on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company’s adoption of this standard on January 1, 2020, did not have a material impact on its financial statements and related disclosures.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this ASU on January 1, 2019, did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods), using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carry forward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $1.2 million, lease liability of approximately $2.0 million and eliminated deferred rent of approximately $0.7 million.

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

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – All Licenses

For the years ended December 31, 2020 and 2019, the Company recorded the following expense in research and development for licenses acquired:

	For the year ended December 31,
($ in thousands)	2020	2019
City of Hope National Medical Center
CD123	$334	$250
CS1	200	200
IL13Rα2	333	—
Spacer	333	—
PSCA	200	200
HER2	500	—
CSL Behring (Calimmune)	170	200
UCLA	—	300
Fred Hutchinson Cancer Research Center - CD20	300	—
Nationwide Children's Hospital - C134	—	200
SIRION Biotech LentiBOOSTTM	117	—
Fortress PIK Dividend	7,577	4,923
Total	$10,064	$6,273

License Agreements

City of Hope

CD123 License (MB-102)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with the City of Hope National Medical Center (“COH”) to acquire intellectual property rights pertaining to CD123 -specific chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology. Pursuant to this agreement, the Company and COH acknowledged that an upfront fee was previously paid. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling $14.5 million upon the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products.

For the year ended December 31, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with our public underwritten offerings. For the year ended December 31, 2019, the Company expensed a non-refundable milestone payment of $0.3 million upon the twelfth patient dosed in a Phase 1 clinical study of the CD123-directed CAR T.

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

For the year ended December 31, 2020, the Company expensed a non-refundable milestone payment of $0.2 million upon issuance of the first patent related to the CS1 CAR T technology. For the year ended December 31, 2019, the Company expensed a non-refundable milestone payment of $0.2 million upon the first patient dosed in a Phase 1 clinical study of the CS1-directed CAR T.

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

For the year ended, December 31, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with Mustang’s public underwritten offerings. There was no expense recorded for the year ended December 31, 2019.

IV/ICV License

On February 17, 2017, the Company entered into an exclusive license agreement (the “IV/ICV Agreement”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV Agreement, we paid COH an upfront fee of $0.1 million in March 2017. COH is eligible to receive up to approximately $0.1 million in milestone payments upon the achievement of a certain milestone as well as an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products and services. During the years ended December 31, 2020 and 2019, there was no expense in connection with the IV/ICV Agreement.

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

For the year ended December 31, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with Mustang’s public underwritten offerings. There was no expense recorded for the year ended December 31, 2019.

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

For the year ended December 31, 2020, the Company expensed a non-refundable milestone payment of $0.2 million upon issuance of the first patent related to the PCSA CAR T technology. For the year ended December 31, 2019, the Company expensed a non-refundable milestone payment of $0.2 million upon the first patient dosed in a Phase 1 clinical study of PSCA.

HER2 License (MB-103)

On May 31, 2017, the Company entered into an exclusive license agreement with the COH for the use of human epidermal growth factor receptor 2 (“HER2”) CAR T technology, which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to this agreement, the Company paid an upfront fee of $0.6 million and pays an annual maintenance fee of $50,000 (which began in 2019). Additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the year ended, December 31, 2020, the Company expensed a non-refundable milestone payment of $0.5 million in connection with the 12th patient treated in the Phase 1 clinical study of HER2 CAR T technology at COH. There was no expense recorded for the year ended December 31, 2019.

CSL Behring (Calimmune) License

On August 23, 2019, the Company entered into a non-exclusive license agreement with CSL Behring (Calimmune, Inc.) (“Calimmune License”) for the rights to the CytegrityTM stable producer cell line for the production of viral vector for our lentiviral gene therapy program for the treatment of XSCID (MB-107 and MB-207). We previously licensed the XSCID gene therapy program from St. Jude Children’s Research Hospital, Inc. (“St. Jude”) in August 2018. Pursuant to the terms of the Calimmune License, the Company paid an upfront fee of $0.2 million. CSL Behring is eligible to receive additional payments totaling $1.2 million upon the achievement of three development and commercialization milestones. Royalty payments in the low-single digits are due on net sales of licensed products.

For the year ended December 31, 2020, the Company expensed a non-refundable milestone payment of $0.2 million due upon the first anniversary of the Calimmune license. For the year ended December 31, 2019, upon the execution of the Calimmune License, the Company recorded research and development expense of $0.2 million.

University of California Los Angeles License

On March 17, 2017, the Company entered into an exclusive license agreement with the Regents of the University of California at Los Angeles (“UCLA License”) to acquire intellectual property rights in patent applications related to engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. In September 2019, COH commenced its Phase 1 clinical trial resulting in the achievement of a development milestone, and the Company recorded an expense of $0.3 million in the Statements of Operations for the year ended December 31, 2019. There was no expense recorded for the year ended December 31, 2020.

Fred Hutchinson Cancer Research Center - CD20 License (MB-106)

On July 3, 2017, the Company entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD20 Technology License”). Pursuant to the CD20 Technology License, the Company paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by the Company of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million and royalty payments in the mid-single digits are due on net sales of licensed products.

For the year ended December 31, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with the twelfth patient treated in the Phase 1 clinical study of CD20 CAR T technology at Fred Hutch. There was no expense recorded for the year ended December 31, 2019.

Nationwide Children’s Hospital – C134 License (MB-108)

In February 2019, the Company announced that it partnered and entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital (“Nationwide”) to develop their C134 oncolytic virus (MB-108) for the treatment of glioblastoma multiforme (“GBM”). We intend to combine MB-108 with MB-101 (IL13Rα2-specific CAR T) to potentially enhance efficacy in treating GBM. The Company paid $0.2 million in consideration for the license to exclusive, worldwide rights to develop and commercialize products that incorporate data, know-how and/or patents related to MB-108 that were developed at Nationwide. Additional payments are due to Nationwide upon achievement of development and commercialization milestones totaling $152.8 million. Royalty payments in the low-single digits are due on net sales of licensed products.

For the year ended December 31, 2019, the Company recorded an expense of $0.2 million in connection with this license. There was no expense recorded for the year ended December 31, 2020.

SIRION Biotech GmbH - LentiBOOSTTM

In October 2020, we announced a licensing agreement with SIRION Biotech (“SIRION”) for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207, our lentiviral gene therapy for the treatment of previously transplanted XSCID patients (the “SIRION Technology License”). Pursuant to the SIRION Technology License, the Company paid SIRION a one-time upfront fee of $0.1 million (€0.1 million). In addition, five future development milestone payments totaling up to approximately $5.6 million (€4.7 million) in the aggregate are due upon achievement of certain milestones. Additional milestone payments totaling up to $4.1 million (€3.5 million) in the aggregate are due in connection with the achievement of three commercial milestones and low- to mid-single digit royalties are due on aggregate cumulative worldwide net sales of licensed products.

For the year ended December 31, 2020, the Company expensed an up-front payment of $0.1 million. There was no expense recorded for the year ended December 31, 2019.

St. Jude Children’s Research Hospital License (MB-107 and MB-207)

On August 2, 2018, the Company entered into an exclusive worldwide license agreement with St. Jude for the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“XSCID”). The Company paid $1.0 million in consideration for the exclusive license in addition to an annual maintenance fee of $0.1 million (which began in 2019). St. Jude is eligible to receive payments totaling $13.5 million upon the achievement of five development and commercialization milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. During the years ended December 31, 2020 and 2019, there were no expenses recorded in connection with this license.

Harvard College License

On November 20, 2017, the Company entered into an exclusive, worldwide license agreement with the President and Fellows of Harvard College (the “Harvard Agreement”) for the use of gene editing, via the use of CRISPR/Cas9, to be used in enhancing the efficacy of CAR T cell therapies for solid tumor indications and to generate universal off the shelf CAR T cell therapies for both liquid and solid tumor indications. Pursuant to the Harvard Agreement, we paid Harvard College an upfront fee of $0.3 million and will owe an annual maintenance fee of $25,000 and $50,000 for calendar years 2018 and 2019, respectively, and $100,000 for each subsequent calendar year during the term of the agreement. Additional payments are due for the achievement of seven development milestones totaling $16.7 million and royalty payments in the low-single digits are due on the net sales of licensed products. During the years ended December 31, 2020 and 2019, we recorded no expense in connection with the Harvard Agreement. The Harvard Agreement was terminated in January 2020.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the year ended December 31, 2020 and 2019, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the year ended December 31,
($ in thousands)	2020	2019
City of Hope National Medical Center	500	2,000
CD123	433	1,202
IL13Rα2	530	876
CS1	885	—
HER2	1,519	—
PSCA	204	—
Manufacturing	—	457
Fred Hutchinson Cancer Research Center - CD20	1,804	762
St. Jude Children's Research Hospital - XSCID	1,842	777
Beth Israel Deaconess Medical Center - CRISPR	—	69
Total	7,717	6,143

City of Hope

Sponsored Research Agreement

In March 2015, the Company entered into a Sponsored Research Agreement (“SRA”) with COH in which the Company funded continued research in the amount of $2.0 million per year, payable in four equal installments, through the first quarter of 2020. The research covered under this arrangement is for IL13Rα2, CD123 and the Spacer technology. For the years ended December 31, 2020 and 2019, the Company recorded $0.5 million and $2.0 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

CD123 (MB-102) Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the years ended December 31, 2020 and 2019, the Company recorded $0.4 million and $1.2 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

IL13Rα2 (MB-101) Clinical Research Support Agreements

In February 2017, the Company entered into a clinical research support agreement for IL13Rα2 (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13Rα2. For the years ended December 31, 2020 and 2019, the Company recorded $0.5 million and $0.9 million, respectively, in research and development expenses under the IL13Rα2 CRA in the Statements of Operations pursuant to the terms of this agreement.

In October 2020, the Company entered into a Clinical Research Support Agreement for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”). Pursuant to the terms of the IL13Rα2 Leptomeningeal CRA, the Company made an upfront payment of approximately $29,000 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million annually pertaining to the clinical development of the IL13Rα2-directed CAR T therapy.

CS1 (MB-104) Clinical Research Support Agreement

In June 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma.” The CAR T being studied under this protocol has been designated as MB-104. Under the terms of the agreement we will reimburse COH for costs associated with this trial not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. During the year ended December 31, 2020, the Company recorded $0.9 million in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

HER2 (MB-103) Clinical Research Support Agreement

In September 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma.” The CAR T being studied under this protocol has been designated as MB-103. Under the terms of the agreement the Company will pay COH $29,375 upon execution and will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. For the year ended December 31, 2020, the Company recorded $1.5 million in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

PSCA (MB-105) Clinical Research Support Agreement

In October 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1b study to evaluate PSCA-specific chimeric antigen receptor (CAR)-T cells for patients with metastatic castration resistant prostate cancer.” The CAR T being studied under this protocol has been designated as MB-105. Under the terms of the agreement the Company will pay COH $33,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier. For the year ended December 31, 2020, the Company recorded $0.2 million in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

Sponsored Research Agreement - Manufacturing

On January 3, 2018, the Company entered into an SRA with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company will fund continued research in the amount of $0.9 million for the program, which has an initial term of two (2) years. For the year ended December 31, 2020 and 2019, the Company recorded nil and $0.5 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

Fred Hutchinson Cancer Research Center

CD20 Clinical Trial Agreement

On July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, we entered into an investigator-initiated clinical trial agreement (“CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. For the years ended December 31, 2020 and 2019, the Company recorded $1.8 million and $0.6 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

Sponsored Research Agreement - Manufacturing

On March 17, 2018, the Company entered into an SRA with Fred Hutch related to developing and optimizing processes and systems associated with CD20 cell processing. Pursuant to the SRA, the Company funded research in the amount of $0.6 million during the term of the SRA, which expired in March 2019. For the years ended December 31, 2020 and 2019, the Company recorded expense of nil and $0.2 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, the Company entered into a Data Transfer Agreement with St. Jude under which we will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with XSCID.  Pursuant to the terms of this agreement we paid an upfront fee of $1.1 million in July 2020, and will continue to reimburse St. Jude for costs incurred in connection with this clinical trial. For the years ended December 31, 2020 and 2019, the Company recorded $1.8 million and nil, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

XSCID (MB-107) Non-Interventional Services Agreement with Children’s CGMP

In December 2019, Mustang entered into a Non-Interventional Services Agreement with Children's CGMP, LLC ("Children’s"), an affiliate of St. Jude Children's Research Hospital, pursuant to which Children’s provides lentiviral vector for non-clinical XSCID research purposes, as well as related advisory services. We agreed to fund approximately $0.8 million upon execution of the agreement, which was recorded in research and development expenses for the year ended December 31, 2019, in the Company's Statements of Operations pursuant to the terms of this agreement.

CRISPR Sponsored Research Agreement with Beth Israel Deaconess Medical Center, Inc.

On November 28, 2017, the Company entered into an SRA with Beth Israel Deaconess Medical Center Inc. (“BIDMC”) to perform research relating to gene editing, via the use of CRISPR/Cas9, to be used in enhancing the efficacy of CAR T cell therapies for solid tumor indications and to generate universal off-the-shelf CAR T cell therapies for both liquid and solid tumor indications. The Company agreed to fund approximately $0.8 million over a three-year period. For the year ended December 31, 2020 and 2019, the Company recorded approximately nil and $0.1 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

In January 2019, the Company terminated the SRA with BIDMC due to the departure of key personnel from BIDMC.

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

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to the Company. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Fortress and its affiliates, including all members of the Company’s Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the years ended December 31, 2020 and 2019, the Company recorded expense of $0.5 million and $0.5 million, respectively, related to this agreement.

For the year ended December 31, 2020, the Company issued 342,773 shares of common stock and recorded 101,632 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $59.8 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $1.5 million in general and administrative expenses related to these shares for the year ended December 31, 2020.

For the year ended December 31, 2020, the Company issued 286,390 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $37.2 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.9 million in general and administrative expenses related to these shares for the year ended December 31, 2020.

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

For the year ended December 31, 2019, the Company issued 87,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $22.5 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.5 million in general and administrative expenses related to these shares during the year ended December 31, 2019.

For the year ended December 31, 2019, the Company issued 197,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $31.6 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.8 million in general and administrative expenses related to these shares during the year ended December 31, 2019.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Director Compensation

Dr. Rosenwald

Pursuant to the terms of the Director Compensation Plan, Dr. Rosenwald will receive a cash fee of $50,000 per year paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For the year ended December 31, 2020, the Company recognized $113,000 in expense in its Statements of Operations related to the director compensation, including approximately $63,000 in expense related to equity incentive grants of 50,000 restricted shares. For the year ended December 31, 2019, the Company recognized $102,000 in expense in its Statements of Operations related to the director compensation, including approximately $52,000 in expense related to equity incentive grants of 34,000 restricted shares.

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

The Board of the Company by unanimous written consent approved and authorized the execution of an advisory agreement dated January 1, 2017 (the “Advisory Agreement”), with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss, the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date. For the year ended December 31, 2020, the Company recognized $122,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $62,000 in expense related to equity incentive grants of 50,000 restricted shares. For the year ended December 31, 2019, the Company recognized $105,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $45,000 in expense related to equity incentive grants of 34,000 restricted shares.

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following:

	Estimated Useful	December 31,	December 31,
($ in thousands)	Life (in years)	2020	2019
Computer equipment	3	$68	$53
Furniture and fixtures	5	181	145
Machinery and equipment	5	5,748	4,594
Leasehold improvements	9	5,099	3,877
Construction in process	N/A	499	1,157
Total property and equipment		11,595	9,826
Less: accumulated depreciation		(3,567)	(1,890)
Property and equipment, net		$8,028	$7,936

Mustang’s depreciation expense for the years ended December 2020 and 2019 was approximately $1.7 million and $1.3 million, respectively, and was recorded in research and development expense in the Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At December 31, 2020 and 2019, accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
($ in thousands)	2020	2019
Accounts payable	$3,518	$1,877
Research and development	2,862	1,760
Accrued compensation	2,009	1,496
Other	358	535
Total accounts payable and accrued expenses	$8,747	$5,668

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

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026. The Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copier, which expires in 2021. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At December 31, 2020, the Company had operating lease liabilities of $2.2 million and right of use assets of $1.1 million, which were included in the Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2020	2019
Lease cost
Operating lease cost	$330	$312
Variable lease cost	470	684
Total	$800	$996

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2020	2019
Operating cash flows from operating leases	$76	$148
Weighted-average remaining lease term – operating leases	5.8	4.3
Weighted-average discount rate – operating leases	9.0%	9.0%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Year ended December 31, 2021	$467
Year ended December 31, 2022	476
Year ended December 31, 2023	489
Year ended December 31, 2024	503
Year ended December 31, 2025	516
Thereafter	439
Total	2,890
Less present value discount	(662)
Operating lease liabilities	$2,228

Note 8 - Notes Payable

On March 29, 2019 (the “Closing Date”), the Company entered into a $20.0 million Loan Agreement with Horizon, the proceeds of which provided the Company with additional working capital to continue development of its gene and cell therapies. In accordance with the Loan Agreement, $15.0 million of the $20.0 million loan was funded on the Closing Date, with the remaining $5.0 million fundable upon the Company achieving certain predetermined milestones.

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

The events of default under the Loan Agreement include, among other things, without limitation, and subject to customary grace periods, (1) the Company's failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse change, (4) the Company making a false or misleading representation or warranty in any material respect, (5) the Company’s insolvency or bankruptcy, (6) certain attachments or judgments on the Company’s assets, (7) the occurrence of any material default under certain agreements or obligations of the Company involving indebtedness in excess of $250,000, or (8) failing to maintain certain minimum monthly cash balances which range from approximately $8 to $13 million over the term of the loan ($13.0 million as of December 31, 2020). If an event of default occurs, Horizon is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

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

Amortization of the debt discount associated with the funded loans was approximately $2.3 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively, and was included in interest expense in the Statements of Operations.

On September 30, 2020, the Company repaid the amount outstanding under the Horizon Notes in full, which was comprised of $15.0 million face value of the outstanding notes, $0.1 million in accrued and unpaid interest, a $0.8 million final payment fee and prepayment penalties of $0.6 million. For the year ended December 31, 2020, the Company recorded interest expense of approximately $2.1 million related to the early repayment of the Horizon Notes.

	December 31,	December 31,
($ in thousands)	2020	2019	Interest Rate	Maturity
Horizon Notes (1)(2)	$—	$15,750	9.00%	October - 2022
Discount on notes payable	—	(2,321)
Total notes payable	$—	$13,429
Less: current portion	—	(1,250)
Long-term notes payable	$—	$12,179
(1)	Balance includes $0.75 million final payment fee
(2)	Interest rate is 9.00% plus one-month LIBOR Rate in excess of 2.5%

Note 9 - Stockholders’ Equity

Common Stock

The Company, in accordance with its certificate of incorporation, as amended in November 2020, which was retroactively applied, is authorized to issue (i) 125,000,000 common shares with a par value of $0.0001 per share, of which 1,000,000 shares are designated as Class A Common Stock and the remainder are undesignated Common Stock, and (ii) 2,000,000 shares of Preferred Stock, 250,000 of which are designated as Class A Preferred Stock and the remainder are undesignated Preferred Stock (see below Stock Issuances to Fortress and Note 4).

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

On August 16, 2019, the Company’s Board adopted resolutions of the Board to ratify, approve and recommend stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to revise Article IV, Section A thereof in order to effect an increase in the authorized number of shares of the Company’s common stock, par value $0.0001, from 50,000,000 to 85,000,000 (the “Amendment”). On August 16, 2019, the Company received approval of the Amendment by written consent in lieu of a meeting from the holders of a majority of issued and outstanding shares of the Company’s common and preferred stock. The increase in authorized shares to 85,000,000 became effective on September 30, 2019.

On November 11, 2020, the Company’s Board adopted resolutions of the Board to ratify, approve and recommend stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to revise Article IV, Section A thereof in order to effect an increase in the authorized number of shares of the Company’s common stock, par value $0.0001, from 85,000,000 to 125,000,000 (the “Amendment”). On November 11, 2020, the Company received approval of the Amendment by written consent in lieu of a meeting from the holders of a majority of issued and outstanding shares of the Company’s common and preferred stock. The increase in authorized shares to 125,000,000 became effective on December 4, 2020.

At-the-Market Offering of Common Stock

On July 13, 2018, the Company filed a shelf registration statement No. 333-226175 on Form S-3 , as amended on July 20, 2018 (the “2018 S-3”), which was declared effective in August 2018. Under the 2018 S-3, the Company may sell up to a total of $75.0 million of its securities. In connection with the 2018 S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock. Under the ATM Agreement, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the ATM Agreement was amended to add H.C. Wainwright & Co., LLC as an Agent.

During the year ended December 31, 2020, the Company issued approximately 17.6 million shares of common stock at an average price of $3.40 per share for gross proceeds of $59.8 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $1.1 million for net proceeds of approximately $58.7 million.

During the year ended December 31, 2019, the Company issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $0.5 million for net proceeds of approximately $22.0 million.

Public Offering of Common Stock

On June 11, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as representative of the underwriters named therein (each, an “Underwriter” and collectively with Cantor Fitzgerald & Co., the “Underwriters”). In connection with the Underwriting Agreement, we issued 10,769,231 shares of common stock (plus a 30-day option to purchase up to an additional 1,615,384 shares of common stock, of which 686,373 were exercised) at a price of $3.25 per share for gross proceeds of approximately $37.2 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, we paid aggregate fees of approximately $2.4 million for net proceeds of approximately $34.8 million. The shares were sold under our S-3 registrations filed with the Securities and Exchange Commission. The offering closed on June 15, 2020, and the over-allotment closed on June 25, 2020.

On April 30, 2019, the Company announced the pricing of an underwritten public offering, whereby we sold 6,875,000 shares of common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which was fully exercised) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, the Company paid aggregate fees of approximately $2.1 million for net proceeds of approximately $29.5 million. The shares were sold under the 2018 S-3, filed with the Securities and Exchange Commission. The offering closed on May 2, 2019, and the over-allotment closing was on May 8, 2019.

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of December 31, 2020, approximately $85.7 million of the 2020 S-3 remains available for sales of securities.

On August 16, 2019, the Company filed a shelf registration statement No. 333-233350 on Form S-3 (the “2019 S-3”), which was declared effective on September 30, 2019. Under the 2019 S-3, the Company may sell up to a total of $75.0 million of its securities. As of December 31, 2020, the 2019 S-3 is no longer available for sales of securities.

Stock Issuances to Fortress

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.

For the year ended December 31, 2020, the Company issued 342,773 shares of common stock and recorded 101,632 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $59.8 million from the sale of shares of common stock under Mustang’s At-the-Market Offering.

For the year ended December 31, 2020, the Company issued 286,390 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $37.2 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering.

For the year ended December 31, 2019, the Company issued 108,069 shares of common stock to Fortress, which equaled 2.5% of the gross funded amount of the Horizon Notes.

For the year ended December 31, 2019, the Company issued 87,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $22.5 million from the sale of shares of common stock under Mustang’s At-the-Market Offering.

For the year ended December 31, 2019, the Company issued 197,656 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $31.6 million from the sale of shares of common stock under Mustang’s Public Offering.

Equity Incentive Plan

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

In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. Total shares available for the issuance of stock-based awards under the Incentive Plan was 1,180,085 shares at December 31, 2020.

Stock Options

The following table summarizes stock option activities for the year ended December 31, 2020 and 2019:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2018	1,241,675	$5.73	8.31
Options granted	—	—	—
Outstanding at December 31, 2019	1,241,675	5.73	7.31
Options forfeited	(100,000)	5.73	—
Outstanding at December 31, 2020	1,141,675	5.73	6.31
Options vested and exercisable at December 31, 2020	784,902	$5.73	6.31

As of December 31, 2020, the Company had unrecognized stock-based compensation expense related to options of $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.8 year . Effective on January 1, 2017, the Company elected to account for forfeited awards as they occur as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Restricted Stock Awards

Certain employees and directors have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activities for the year ended December 31, 2020 and 2019:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2018	502,636	$5.73
Granted	119,060	3.83
Vested	—	—
Forfeited	(322,636)	5.14
Nonvested at December 31, 2019	299,060	$5.66
Granted	83,055	3.08
Vested	(80,001)	5.73
Nonvested at December 31, 2020	302,114	$4.93

As of December 31, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.3 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted Stock Units

The following table summarizes restricted stock units’ activities for the year ended December 31, 2020 and 2019:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2018	1,032,084	$7.77
Granted	625,000	3.01
Forfeited	(344,750)	7.67
Vested	(199,917)	7.81
Nonvested at December 31, 2019	1,112,417	$5.11
Granted	973,000	2.95
Forfeited	(205,125)	4.24
Vested	(411,733)	4.87
Nonvested at December 31, 2020	1,468,559	$3.87

As of December 31, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2.6 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The following table summarizes stock-based compensation expense for the years ended December 31, 2020 and 2019 (in thousands).

	For the year ended December 31,
	2020	2019
General and administrative	$1,550	$1,790
Research and development	1,437	874
Total stock-based compensation expense	$2,987	$2,664

Stock Warrants

In connection with the Company’s offering of shares of common stock in a private placement, each investor received a warrant equal to 25% of the common shares purchased in connection with the offering. Further, National Securities Corporation received Placement Agent Warrants.

A summary of warrant activities for years ended December 31, 2020 and 2019, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2018	5,210,698	$8.32	3.10
Granted	288,184	3.47	9.25
Exercised	(93,213)	—	—
Outstanding as of December 31, 2019	5,405,669	$8.20	2.40
Cashless exercised	(2,999)	—	—
Outstanding as of December 31, 2020	5,402,670	$8.21	1.39

Upon the exercise of warrants, the Company will issue new shares of Common Stock.

Employee Stock Purchase Plan

In connection with our Employee Stock Purchase Plan (“ESPP”), eligible employees of Mustang and Fortress can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of December 31, 2020, 140,856 shares have been purchased and 259,144 shares are available for future sale under the Company’s ESPP.

Note 10 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2020 and 2019.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year ended December 31,
	2020	2019
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	16%	15%
Non-deductible items	(1)%	—%
Credits	4%	3%
Federal tax rate change	—%	—%
State tax rate change	1%	4%
Other	—%	(2)%
Change in valuation allowance	(41)%	(41)%
Income taxes provision (benefit)	—	—

The components of the net deferred tax asset as of December 31, 2020 and 2019 are the following ($ in thousands):

	For the year ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$45,090	$27,446
Stock compensation and other	2,444	2,037
Change in fair value of warrant liabilities	59	57
Amortization of license	12,804	9,454
Lease liability	825	746
Accruals and reserves	504	519
Startup costs	7	7
Debt issuance costs	—	21
Tax credits	5,743	2,746
Total deferred tax assets	67,476	43,033
Less: valuation allowance	(67,073)	(42,608)
Net deferred tax assets	$403	$425

Deferred tax liabilities:
Right of use asset	(403)	(425)
Total deferred tax assets, net	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets as of December 31, 2020 and 2019. A valuation allowance of approximately $67.1 million and $42.6 million, respectively, was recorded for the years ended December 31, 2020 and 2019.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $133.3 million and $263.6 million, respectively. Approximately $109.6 million and $43,000 of the federal and state net operating loss carryforwards, respectively, can be carried forward indefinitely. The remaining $23.7 million and $263.5 million of federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2029, respectively. As of December 31, 2020, the Company had federal and state income tax credits of approximately $4.8 million and $1.2 million, respectively, which will begin to expire in 2033. Under the provisions of Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOLs and income tax credits carryforwards to offset future tax liabilities. The Company is currently evaluating the impact of Section 382 on its tax attributes. The Company has recorded a full valuation allowance on all of its deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized regardless of whether an “ownership change” has occurred.

There are no significant items determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the period ended December 31, 2020. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2020.

The federal and state tax returns for the years ended December 31, 2017, 2018, and 2019 are currently open for examination under the applicable federal and state income tax statutes of limitations.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2020. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2020.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Manuel Litchman
Name: Manuel Litchman
Title: President and Chief Executive Officer

March 24, 2021

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

Signature	Title	Date

/s/ Michael S. Weiss
Michael S. Weiss	Executive Chairman of the Board	March 24, 2021

/s/ Manuel Litchman
Manuel Litchman, M.D.	President and Chief Executive Officer	March 24, 2021

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, M.D.	Director	March 24, 2021

/s/ Neil Herskowitz
Neil Herskowitz	Director	March 24, 2021

/s/ Adam Chill
Adam Chill	Director	March 24, 2021

/s/ Michael Zelefsky
Michael Zelefsky, M.D.	Director	March 24, 2021

/s/ Brian Achenbach
Brian Achenbach	Senior Vice President of Finance & Corporate Controller	March 24, 2021

67