Form 10-Q
period 2021-03-31
MUSTANG BIO, INC.
filed 2021-05-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of May 13, 2021
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	86,467,920

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

SUMMARY OF RISK FACTORS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$129,371	$97,804
Other receivables - related party	17	15
Prepaid expenses and other current assets	1,581	1,715
Total current assets	130,969	99,534

Property, plant and equipment, net	7,080	7,529
Fixed assets - construction in process	1,458	499
Restricted cash	1,000	1,000
Other assets	255	250
Operating lease right-of-use asset, net	1,060	1,088
Total Assets	$141,822	$109,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,959	$8,747
Payables and accrued expenses - related party	343	490
Operating lease liabilities - short-term	284	278
Total current liabilities	6,586	9,515

Operating lease liabilities - long-term	1,875	1,950
Total Liabilities	8,461	11,465

Commitments and Contingencies

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common Stock ($0.0001 par value), 125,000,000 shares authorized
Class A common shares, 845,385 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common shares, 85,043,153 and 70,920,693 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	8	7
Common stock issuable, 63,688 and 2,103,122 shares as of March 31, 2021 and December 31, 2020, respectively	218	7,939
Additional paid-in capital	333,566	275,963
Accumulated deficit	(200,431)	(185,474)
Total Stockholders’ Equity	133,361	98,435
Total Liabilities and Stockholders’ Equity	$141,822	$109,900

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2021	2020
Operating expenses:
Research and development	$11,618	$9,314
Research and development – licenses acquired	—	250
General and administrative	3,469	1,956
Total operating expenses	15,087	11,520
Loss from operations	(15,087)	(11,520)

Other income (expense)
Interest income	134	263
Interest expense	(4)	(600)
Total other income (expense)	130	(337)
Net Loss	$(14,957)	$(11,857)

Net loss per common share outstanding, basic and diluted	$(0.19)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	80,466,049	41,971,316

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	250,000	$—	845,385	$—	70,920,693	$7	$7,939	$275,963	$(185,474)	$98,435
Issuance of common shares - Founders Agreement	—	—	—	—	2,001,490	—	(7,577)	7,577	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	11,597,503	1	—	47,530	—	47,531
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	325,221	—	(144)	1,342	—	1,198
Issuance of common shares under ESPP	—	—	—	—	54,920	—	—	158	—	158
Stock-based compensation expenses	—	—	—	—	143,188	—	—	996	—	996
Exercise of warrants	—	—	—	—	138	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(14,957)	(14,957)
Balances at March 31, 2021	250,000	$—	845,385	$—	85,043,153	$8	$218	$333,566	$(200,431)	$133,361

	For the Three Months Ended March 31, 2020
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	250,000	$—	845,385	$—	39,403,519	$4	$4,923	$172,184	$(125,459)	$51,652
Issuance of common shares - Founders Agreement	—	—	—	—	1,206,667	—	(4,923)	4,923	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	1,248,834	—	—	4,910	—	4,910
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	31,220	—	—	125	—	125
Issuance of common shares under ESPP	—	—	—	—	68,351	—	—	169	—	169
Stock-based compensation expenses	—	—	—	—	115,250	—	—	805	—	805
Exercise of warrants	—	—	—	—	2,999	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(11,857)	(11,857)
Balances at March 31, 2020	250,000	$—	845,385	$—	42,076,840	$4	$—	$183,116	$(137,316)	$45,804

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(14,957)	$(11,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	1,198	125
Research and development - licenses acquired	—	250
Stock-based compensation expenses	996	805
Depreciation expense	462	373
Accretion of debt discount	—	259
Amortization of operating lease right-of-use assets	28	31
Changes in operating assets and liabilities:
Prepaid expenses and other assets	129	(246)
Other receivables - related party	(2)	5
Accounts payable and accrued expenses	(3,218)	(163)
Payable and accrued expenses - related party	(147)	(50)
Lease liabilities	(69)	316
Net cash used in operating activities	(15,580)	(10,152)

Cash Flows from Investing Activities:
Purchase of fixed assets	(458)	(526)
Net cash used in investing activities	(458)	(526)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - At-the-Market Offering	48,379	4,997
Offering costs for the issuance of common shares - At-the-Market Offering	(932)	(87)
Proceeds from issuance of common shares under ESPP	158	169
Net cash provided by financing activities	47,605	5,079

Net change in cash, cash equivalents and restricted cash	31,567	(5,599)
Cash, cash equivalents and restricted cash, beginning of the period	98,804	62,413
Cash, cash equivalents and restricted cash, end of the period	$130,371	$56,814

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$341

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$545	$540
Issuance of common shares - Founders Agreement	$7,577	$4,923
Research and development licenses included in accounts payable and accrued expenses	$—	$250

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

The Company's common stock is listed on the NASDAQ Global Market and trades under the symbol “MBIO”.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, the Company had an accumulated deficit of $200.4 million.

The Company has funded its operations to date primarily through the sale of equity. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2021, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2020, which were included in the Company’s Form 10-K and filed with the SEC on March 24, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 24, 2021.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its financial statements.

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires that expected credit losses relating to financial assets are measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three months ended March 31, 2021 and 2020, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended March 31,
($ in thousands)	2021	2020
City of Hope National Medical Center
HER2	—	250
Total	$—	$250

City of Hope

HER2 License (MB-103)

On May 31, 2017, the Company entered into an exclusive license agreement with City of Hope National Medical Center (“COH”) for the use of human epidermal growth factor receptor 2 (“HER2”) chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology, which will initially be applied in the treatment of glioblastoma multiforme and brain metastases from HER2+ malignancies. Pursuant to this agreement, the Company paid an upfront fee of $0.6 million and pays an annual maintenance fee of $50,000 (which began in 2019). Additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the three months ended, March 31, 2021 and March 31, 2020, the Company recorded nil and $0.3 million, respectively, in connection with the HER2 license agreement with COH. The $0.3 million represented a non-refundable milestone payment in connection with the twelfth patient treated in the Phase 1 clinical study of MB-103 at COH, for the three months ended March 31, 2020.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three months ended March 31, 2021 and 2020, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended March 31,
($ in thousands)	2021	2020
City of Hope National Medical Center	$—	$500
CD123	205	230
IL13Rα2	514	92
CS1	175	—
HER2	123	—
PSCA	50	—
Fred Hutchinson Cancer Research Center - CD20	671	527
St. Jude Children's Research Hospital - XSCID	104	—
Total	$1,842	$1,349

City of Hope

Sponsored Research Agreement

In March 2015, the Company entered into a Sponsored Research Agreement (“SRA”) with COH in which the Company funded continued research in the amount of $2.0 million per year, payable in four equal installments, through the first quarter of 2020. The research covered under this arrangement is for the IL13Rα2-directed CAR T program, the CD123-directed CAR T program and the Spacer technology. For the three months ended March 31, 2021 and 2020, the Company recorded expense of nil and $0.5 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

CD123 (MB-102) Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for the CD123-directed CAR T program (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA, the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the CD123-directed CAR T program. For the three months ended March 31, 2021 and 2020, the Company recorded $0.2 million and $0.2 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

IL13Rα2 (MB-101) Clinical Research Support Agreements

In February 2017, the Company entered into a clinical research support agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA, the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the IL13Rα2-directed CAR T program.

In October 2020, the Company entered into a Clinical Research Support Agreement for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”). Pursuant to the terms of the IL13Rα2 Leptomeningeal CRA, the Company made an upfront payment of approximately $29,000 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million annually pertaining to the clinical development of the IL13Rα2-directed CAR T program.

For the three months ended March 31, 2021 and 2020, the Company recorded $0.5 million and $0.1 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of these agreements.

CS1 (MB-104) Clinical Research and Support Agreement with City of Hope

In June 2020, Mustang entered into a clinical research and support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma.” The CAR T being studied under this protocol has been designated by the Company as MB-104. Under the terms of the agreement Mustang paid COH $0.8 million for costs incurred and will reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. For the three months ended March 31, 2021 and 2020, the Company recorded $0.2 million and nil, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

HER2 (MB-103) Clinical Research Support Agreement

In September 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma.” The CAR T being studied under this protocol has been designated as MB-103. Under the terms of the agreement the Company paid COH $29,375 upon execution and will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. For the three months ended March 31, 2021 and 2020, the Company recorded $0.1 million and nil, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

PSCA (MB-105) Clinical Research Support Agreement

In October 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1b study to evaluate PSCA-specific chimeric antigen receptor (CAR)-T cells for patients with metastatic castration resistant prostate cancer.” The CAR T being studied under this protocol has been designated as MB-105. Under the terms of the agreement the Company paid COH $33,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier. For the three months ended March 31, 2021 and 2020, the Company recorded $0.1 million and nil, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

Fred Hutchinson Cancer Research Center

CD20 (MB-106) Clinical Trial Agreement

On July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Research Center (“Fred Hutch”), we entered into an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. For the three months ended March 31, 2021 and 2020, the Company recorded $0.7 million and $0.5 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, Mustang entered into a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked Severe Combined Immunodeficiency (“XSCID”).  Pursuant to the terms of this agreement Mustang paid an upfront fee of $1.1 million on July 1, 2020, and will continue to reimburse St. Jude for costs incurred in connection with this trial. For the three months ended March 31, 2021 and 2020, the Company recorded $0.1 million and nil, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “MSA”) with Fortress for the three months ended March 31, 2021 and 2020, respectively, expenses related to the MSA are recorded 50%in research and development expenses and 50% in general and administrative expenses in the Statements of Operations. For the three months ended March 31, 2021 and 2020, respectively, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to this agreement.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  In March 2021, the Company issued 325,221 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $48.4 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $1.2 million in general and administrative expenses related to these shares during the three months ended March 31, 2021.

Annual Stock Dividend

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 2,001,490 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2021. This was shown in the Statement of Stockholders’ Equity at December 31, 2020 as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $7.6 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2020.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Note 5 - Property and Equipment

At March 31, 2021 and December 31, 2020, Mustang’s property and equipment consisted of the following:

	Estimated Useful	March 31,	December 31,
($ in thousands)	Life (in years)	2021	2020
Computer equipment	3	$68	$68
Furniture and fixtures	5	194	181
Machinery and equipment	5	5,748	5,748
Leasehold improvements	9	5,099	5,099
Construction in process	N/A	1,458	499
Total property and equipment		12,567	11,595
Less: accumulated depreciation		(4,029)	(3,567)
Property and equipment, net		$8,538	$8,028

Depreciation expense for the three months ended March 31, 2021, and 2020, was approximately $0.5 million and $0.4 million and was recorded in research and development expense in the Condensed Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At March 31, 2021 and December 31, 2020, accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2021	2020
Accounts payable	$2,918	$3,518
Research and development	1,968	2,862
Accrued compensation	844	2,009
Other	229	358
Total accounts payable and accrued expenses	$5,959	$8,747

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

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026.  The Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copier, which expires in 2021. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At March 31, 2021, the Company had operating lease liabilities of $2.2 million and right of use assets of $1.1 million, which were included in the Condensed Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months Ended
	March 31,	March 31,
($ in thousands)	2021	2020
Lease cost
Operating lease cost	$76	$83
Variable lease cost	147	234
Total	$223	$317

	For the Three Months Ended
	March 31,	March 31,
($ in thousands)	2021	2020
Operating cash flows from operating leases	$118	$(270)
Weighted-average remaining lease term – operating leases	5.6	3.1
Weighted-average discount rate – operating leases	9.0%	9.0%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Year ended December 31, 2021	$349
Year ended December 31, 2022	476
Year ended December 31, 2023	489
Year ended December 31, 2024	503
Year ended December 31, 2025	516
Thereafter	439
Total	2,772
Less present value discount	(613)
Operating lease liabilities	$2,159

Note 8 - Stockholders’ Equity

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of March 31, 2021, approximately $37.8 million of the 2020 S-3 remains available for sales of securities.

Common Stock

At-the-Market Offering

On July 13, 2018, the Company filed a shelf registration statement No. 333-226175 on Form S-3, as amended on July 20, 2018 (the “2018 Mustang S-3”), which was declared effective in August 2018. Under the 2018 Mustang S-3, the Company may sell up to a total of $75.0 million of its securities. In connection with the 2018 Mustang S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock. Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright &Co., LLC as an Agent.

During the three months ended March 31, 2021, the Company issued approximately 11.6 million shares of common stock at an average price of $4.17 per share for gross proceeds of $48.4 million under the Mustang ATM. In connection with these sales, we paid aggregate fees of approximately $0.9 million for net proceeds of approximately $47.5 million. During the three months ended March 31, 2020, the Company issued approximately 1.2 million shares of common stock at an average price of $3.93 per share for gross proceeds of $5.0 million under the Mustang ATM. In connection with these sales, we paid aggregate fees of approximately $0.1 million for net proceeds of approximately $4.9 million.

Pursuant to the Founders Agreement, we issued 325,221 shares of common stock to Fortress at a weighted average price of $4.16 per share for the three months ended March 31, 2021 and recorded 63,688 shares issuable to Fortress in connection with the Mustang ATM offering noted above. During the three months ended March 31, 2020, we issued 31,220 shares of common stock to Fortress at a weighted average price of $4.00 per share in connection with the Mustang ATM.

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

As of March 31, 2021, 636,585 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the three months ended March 31, 2021:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2020	1,141,675	5.73	6.31
Outstanding at March 31, 2021	1,141,675	5.73	6.06
Options vested and exercisable at March 31, 2021	820,579	$5.73	6.06

As of March 31, 2021, the Company had unrecognized stock-based compensation expense related to options of $0.1 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 0.6 years.

Restricted Stock

The following table summarizes restricted stock award activities for the three months ended March 31, 2021:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2020	302,114	$4.93
Nonvested at March 31, 2021	302,114	$4.93

As of March 31, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.4 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.6 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the three months ended March 31, 2021:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2020	1,468,559	$3.87
Granted	589,250	3.46
Forfeited	(45,750)	4.15
Vested	(168,188)	4.96
Nonvested at March 31, 2021	1,843,871	$3.63

As of March 31, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $4.1 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2021 and 2020 (in thousands).

	For the three months ended March 31,
	2021	2020
General and administrative	$324	$352
Research and development	672	453
Total stock-based compensation expense	$996	$805

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.  The Employee Stock Purchase Plan (“ESPP”) is compensatory and results in stock-based compensation expense.

For the three months ended March 31, 2021 and 2020, 55,963 and 68,351 shares, respectively, have been purchased and   203,181 shares are available for future sale under the Company’s ESPP.  The Company received proceeds of $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Warrants

A summary of warrant activities for the three months ended March 31, 2021 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2020	5,402,670	$8.21	1.39
Cashless exercised	(138)	—	—
Outstanding as of March 31, 2021	5,402,532	$8.21	1.14

Upon the cashless exercise of warrants, the Company will issue new shares of common stock.

Note 9 – Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less unvested restricted stock. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common shares pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of options and warrants, outstanding Class A preferred shares, and unvested restricted stock and restricted stock units as their inclusion would be anti-dilutive.

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less unvested restricted stock. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common shares pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of options and warrants, outstanding Class A preferred shares, and unvested restricted stock and restricted stock units as their inclusion would be anti-dilutive. The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less unvested restricted stock. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common shares pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of options and warrants, outstanding Class A preferred shares, and unvested restricted stock and restricted stock units as their inclusion would be anti-dilutive. The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

	For the three months ended March 31,
	2021	2020
Warrants	5,402,532	5,402,670
Options	1,141,675	1,241,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	302,114	299,060
Unvested restricted stock units	1,843,871	980,667
Total	8,940,192	8,174,072

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q. Our financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein.

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

In May 2020, we submitted an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) to initiate a registrational multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. In response, the FDA identified Chemistry, Manufacturing, and Control (“CMC”) hold issues that the Company satisfactorily addressed in a December 2020 submission to the FDA, and the CMC hold was removed in January 2021. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival, and we are targeting topline data from the trial in the second half of 2022.

We further expect to file an IND in the second quarter of 2021 for a registrational multicenter Phase 2 clinical trial of lentiviral gene therapy in previously transplanted XSCID patients (MB-207). We anticipate enrolling 20 patients, and we are targeting topline data for this trial in the first half of 2023.

CAR T Therapies

Our pipeline of CAR T therapies is being developed under exclusive licenses from several world class research institutions. Our strategy is to license these therapies, support preclinical and clinical research activities by our partners and transfer the underlying manufacturing technology to our cell processing facility located in Worcester, Massachusetts, to conduct our own clinical trials.

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-102, and our clinical trial has begun enrollment for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm (“BPDCN”). On May 10, 2021, the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia, and in the third quarter of 2021 we expect to enroll the first patient in this trial. We plan to file an IND application for a multicenter Phase 1/2 trial for MB-104 for the treatment of patients with multiple myeloma once COH has established a safe and effective dose.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and prostate stem cell antigen (“PSCA”) (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (GBM). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in the fourth quarter of 2021, we plan to file an IND application for the combination of MB-101 and MB-108 for the treatment of patients with GBM. In the third quarter of 2019, we announced that COH had started enrolling patients on a Phase 1 clinical trial of MB-101 in combination with nivolumab (commercial name: Opdivo®) and ipilimumab (commercial name: Yervoy®) in patients with recurrent malignant glioma. In the fourth quarter of 2020 we announced that COH had initiated a Phase 1, two-arm clinical trial of MB-101 in patients with leptomeningeal brain tumors (e.g., glioblastoma, ependymoma or medulloblastoma). We also plan to file IND applications and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer.

Recent Events

MB-106 (CD20 CAR T for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

MB-106 targets CD20, a commercially validated target on the surface of B-cell malignancies such as non-Hodgkin lymphoma (“NHL”) and chronic lymphocytic leukemia (“CLL”) – cancers that lack a strong CAR T-based clinical focus in the U.S. MB-106 cells express a third-generation CAR derived from a fully human antibody that originated in the Fred Hutch laboratories of the late Oliver Press, M.D., Ph.D., and Brian Till, M.D., Associate Professor in the Clinical Research Division. The CAR T therapy was exclusively licensed to Mustang in 2017, and Fred Hutch and Mustang collaborated to develop the cell processing that will be used in the Mustang IND Phase 1/2 clinical trial.

To date, the same vector planned for use in the manufacturing of MB-106 is currently being evaluated in the ongoing Phase 1/2 study sponsored by Fred Hutch, where Mazyar Shadman, M.D., M.P.H., Associate Professor in the Clinical Research Division, is the principal investigator. Data from this ongoing study were presented by Dr. Shadman at the 62nd Annual American Society of Hematology meeting in 2020 and demonstrated a favorable safety profile in patients with NHL, with an 89% overall response rate (ORR; 8/9 patients) and a 44% complete response rate (CR; 4/9 patients).

On May 10, 2021, we announced that that the FDA has accepted the Company’s IND application to initiate a Phase 1/2 multicenter, study to assess the safety, tolerability and efficacy of MB-106.

On May 12, 2021, we announced that interim data from the ongoing Fred Hutch-sponsored Phase 1/2 clinical trial investigating the safety and efficacy of MB-106 have been selected for an e-poster presentation at the European Hematology Association 2021 Virtual Congress (“EHA2021”).

In the abstract posted on the EHA2021 website, Fred Hutch reported on 12 patients treated with MB-106, which underwent a major cell manufacturing modification after treating 7 patients with no objective responses as previously reported at the 62nd Annual American Society of Hematology meeting in 2020. The 12 patients were treated at dose levels (“DL”) ranging from 3.3x105 to 1x107 CAR T cells/kg, and clinical responses were observed at all DLs with no dose-limiting toxicities. Cytokine release syndrome occurred in 3 patients (25%): 2 patients with grade 1 and 1 patient with grade 2. Only 1 patient required tocilizumab and dexamethasone, and no immune effector cell-associated neurotoxicity syndrome of any grade was observed. Overall response rate (“ORR”) was 92% (11/12) with a complete response (“CR”) rate of 58% (7/12). In 9 patients with follicular lymphoma, ORR and CR were 89% (8/9) and 67% (6/9), respectively. The patient with CLL had a PET-negative CR and undetectable measurable residual disease in peripheral blood and bone marrow by flow cytometry (10-4) (uMRD4) on day 28. Among patients who received the highest two dose levels, DL3 (3.3x106 CAR T cells/kg; n=4) and DL4 (1x107 CAR T cells/kg; n=1), CR rate was 100% (5/5). All 7 patients who achieved a CR remain in remission at a median follow-up of 4 months. CAR T expansion was robust, with median peak blood levels of CAR+ T cells of 122 CAR+ cells/μl (range 0.27-2024), corresponding to 19% (range 0.15 - 65%) of all CD3+ cells. Updated data will be presented at EHA2021.

MB-107 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID) in newborn patients)

In February 2021, we announced that the FDA removed the clinical hold on the MB-107 pivotal Phase 2 clinical trial IND application after reviewing a comprehensive CMC package that was submitted in late December 2020. The Company is proceeding with its plans to initiate the pivotal Phase 2 trial in newly diagnosed XSCID patients.

The same lentiviral vector used in MB-107 is currently being assessed in a Phase 1/2 clinical trial for XSCID in newly diagnosed infants under the age of two at St. Jude, UCSF Benioff Children’s Hospital in San Francisco and Seattle Children’s Hospital. Additionally, it is being assessed in a Phase 1/2 clinical trial at the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the NIH, for XSCID patients who have been previously treated with HSCT and for whom re-treatment is indicated.

Data from the Phase 1/2 clinical trial led by St. Jude that were presented at the 61st American Society of Hematology (“ASH”) Annual Meeting in December 2019 included 11 newly diagnosed XSCID patients who had been treated with a median follow-up at data cut-off of 23.6 months (range 1.5 to 33.9 months). No serious adverse events related to treatment were reported other than hematologic ones related to low-dose busulfan conditioning. Nine patients, with a follow up of greater than 3 months, achieved normal-for-age T-cell and natural killer (NK)-cell numbers within 3-4 months post treatment. Five patients were off intravenous immunoglobulin (“IVIG”) therapy, of whom 3 responded to vaccines.

To date, all 11 patients have continued to do well and, as also announced in February 2021, 5 additional patients were enrolled at the time of the most recent analysis in early September 2020. At that time, follow-up for these 16 patients ranged from 3 months to 47 months. Similar to previous reports, the therapy continued to be well tolerated in all patients, and stable vector marking was noted in all lineages, with successful engraftment of genetically-modified T-, B-, & NK cells. All patients cleared pre-existing infections, no new severe infections were noted, and all patients were outpatients. Finally, there was no evidence of malignant transformation at a median follow up of 2 years. Enrollment will continue at all three clinical sites until Mustang initiates its multicenter pivotal Phase 2 trial of MB-107.

In September 2020, The Journal of Allergy and Clinical Immunology: In Practice published a case study of one patient with XSCID and disseminated Bacille Calmette-Guérin (“BCG”) infection, who was enrolled in the clinical trial at St. Jude. After 2.5 years of treatment, the patient has remained clinically well with a stable, functional immune system and protective vaccine titers, despite the complication of the disseminated BCG infection.

MB-207 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID) in previously transplanted patients)

Also in February 2021, we updated results from the ongoing Phase 1/2 clinical trial being conducted by the NIH in older XSCID patients, all of whom had previously received haplo-identical HSCT as infants and were subsequently noted to be experiencing declining immune function with symptomatic infections. At the time of the most recent NIH data presentation at ASH in 2019, 8 patients had been treated without transduction enhancers (referred to as Cohort A) and had been followed for 3 to 7 years. Seven of these 8 patients experienced gradual clinical benefit in terms of clearance of chronic norovirus and associated improved abdominal complaints, malabsorption, growth and IgG production. One of these 7 patients died 27 months after gene therapy of a pulmonary bleed related to chronic bronchiectasis that predated the therapy and was deemed to be unrelated to therapy.

In an attempt to address the relatively slow resolution of chronic norovirus observed in most of these 7 patients and the delayed immune cell recovery and persistent clinical disease in the eighth patient, transduction enhancers were introduced in the cell processing for the subsequent 6 patients (referred to as Cohort B), which included retreatment of the eighth patient in Cohort A who had delayed immune recovery and persistent clinical disease. This enhanced transduction procedure achieved much greater transduction efficiencies than were observed in Cohort A, with greater than 10-fold less vector, and resulted in faster immune reconstitution and more significant clinical benefit by 3 months. As a result, Mustang has licensed Sirion Biotech’s Lentiboost™ and will include transduction enhancement in its pivotal Phase 2 clinical trial for MB-207 in this patient population.

To date, of the 6 Cohort A patients who were alive at the time of the 2019 NIH data readout and who did not undergo repeat therapy, 3 patients have been able to discontinue IVIG and have experienced sustained restoration of humoral responses to immunization. The remaining 3 patients have had reduced IVIG requirements. All chronic norovirus infections have resolved, and the quality of life of all patients has improved significantly.

The original 6 patients in Cohort B also continue to do well, with longest follow-up now 22 months. Two additional patients have been successfully treated with transduction enhancers, for a total of 8 patients in Cohort B. As was the case in Cohort A, no serious adverse events related to treatment were reported other than hematologic related to low-dose busulfan conditioning, and there was no evidence of malignant transformation. Further enrollment at NIH is now limited pending Mustang’s initiation of its pivotal multicenter Phase 2 clinical trial, and the company expects to submit an IND application for this trial in the second quarter of 2021.

At-the-Market Offering

During the three months ended March 31, 2021, we issued approximately 11.6 million shares of common stock at an average price of $4.17 per share for gross proceeds of $48.4 million under the At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., National Securities Corporation, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (each an “Agent” and collectively, the “Agents”). In connection with these sales, we paid aggregate fees of approximately $0.9 million for net proceeds of approximately $47.5 million.

Registration Statement

On April 23, 2021, the Company filed a shelf registration statement on Form S-3 (the “2021 S-3”), which has not yet been declared effective. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities upon being declared effective.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	For the three months ended March 31,		Change
($in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$11,618	$9,314	$2,304	25%
Research and development – licenses acquired	—	250	(250)	(100)%
General and administrative	3,469	1,956	1,513	77%
Total operating expenses	15,087	11,520	3,567	31%
Loss from operations	(15,087)	(11,520)	(3,567)	31%

Other income (expense)
Interest income	134	263	(129)	(49)%
Interest expense	(4)	(600)	596	(99)%
Total other income (expense)	130	(337)	467	(139)%
Net Loss	$(14,957)	$(11,857)	$(3,100)	26%

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

For the three months ended March 31, 2021 and 2020, research and development expenses were $11.6 million and $9.3 million, respectively. The increase of approximately $2.3 million is primarily due to $1.2 million for laboratory supplies, $0.8 million for consulting and professional fees, $0.5 million for sponsored research and clinical trial agreements, $0.4 million for personnel related expenses, $0.2 million for stock-based compensation and, partially offset by third party clinical trial costs of $1.0 million.

For the three months ended March 31, 2021 and 2020, research and development expenses for licenses acquired were approximately $0 million and $0.3 million, respectively. For the three months ended March 31, 2020, we expensed $0.3 million related to our HER2 license with COH.

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

For the three months ended March 31, 2021 and 2020, general and administrative expenses were $3.5 million and $2.0 million, respectively. The increase of approximately $1.5 million is primarily attributed to $0.9 million of expense for the shares issued to Fortress, which equaled 2.5% of the gross proceeds to the At-the-Market offering completed during the three months ended March 31, 2021.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our expanded research and development activities, including additional product candidates entering the clinic under Mustang’s INDs;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a publicly traded company.

Other Income or Expense

For the three months ended March 31, 2021 and 2020, other income (expense) was $0.1 million and ($0.3) million, respectively. The decrease of approximately $0.4 million in expense is primarily attributed to $0.6 million lower interest expense related to the prepayment of the Horizon Notes and lower interest income of approximately $0.1 million.

Liquidity and Capital Resources

We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, we had an accumulated deficit of $200.4 million.

We have funded our operations to date primarily through the sale of equity. We expect to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at March 31, 2021, are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

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

Cash Flows for the Three months Ended March 31, 2021 and 2020

	For the three months ended March 31,
($in thousands)	2021	2020
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(15,580)	$(10,152)
Investing activities	(458)	(526)
Financing activities	47,605	5,079
Net change in cash, cash equivalents and restricted cash	$31,567	$(5,599)

Operating Activities

Net cash used in operating activities was $15.6 million for the three months ended March 31, 2021, compared to $10.2 million for the three months ended March 31, 2020.

Net cash used in operating activities for the three months ended March 31, 2021, was primarily due to approximately $15.0 million in net loss and $3.3 million in change in operating assets and liabilities, partially offset by $1.2 million of equity fee on issuance of common shares to Fortress Biotech, $1.0 million of non-cash stock compensation expenses and $0.5 million of depreciation.

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

Investing Activities

Net cash used in investing activities was $0.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, representing purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $47.6 million during the three months ended March 31, 2021, due to gross proceeds of $48.4 million, net of offering costs of $0.9 million, from the Mustang ATM; and $0.2 million raised from the issuance of the Company’s common shares in connection with the ESPP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the three months ended March 31, 2021, there were no material changes to our interest rate risk disclosures, market risk disclosures or foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

With respect to the quarter ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Investing in our Common Stock or any other type of equity or debt securities we may offer (together, our “Securities”) involves a high degree of risk. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Form 10-Q and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-Q, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $200.4 million as of March 31, 2021. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of March 31, 2021, we had $130.4 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

On January 20, 2021, Joe Biden was inaugurated as the 46th president of the United States. As a presidential candidate, Mr. Biden indicated support for several policies aimed at lowering drug prices, including government price negotiation, drug importation, international reference pricing, and price increase controls. The Biden Administration may continue, modify, or repeal many of the drug pricing policies proposed and finalized by the Trump Administration. While we cannot predict which policies the Biden Administration may support and enforce, the policies finalized in the months prior to the beginning of Mr. Biden’s term, if continued, could significantly change the landscape in which the pharmaceutical market operates and significantly impact our ability to effectively market and sell our products.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 14, 2021	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Senior Vice President of Finance & Corporate Controller
(Principal Financial Officer)