Form 10-Q
period 2021-06-30
MUSTANG BIO, INC.
filed 2021-08-16
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of August 13, 2021
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	90,557,101

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent upon raising additional capital, which efforts may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business, and we may have limited growth opportunities if we fail to do so.
●	Our future success is highly dependent on the successful development of our CAR T technology and product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our or our partner companies’ products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.
●	Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$129,923	$97,804
Other receivables - related party	32	15
Prepaid expenses and other current assets	1,386	1,715
Total current assets	131,341	99,534

Property, plant and equipment, net	7,155	7,529
Fixed assets - construction in process	2,355	499
Restricted cash	1,000	1,000
Other assets	255	250
Operating lease right-of-use asset, net	1,101	1,088
Total Assets	$143,207	$109,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,766	$8,747
Payables and accrued expenses - related party	249	490
Operating lease liabilities - short-term	346	278
Total current liabilities	6,361	9,515

Operating lease liabilities - long-term	1,821	1,950
Total Liabilities	8,182	11,465

Commitments and Contingencies

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common Stock ($0.0001 par value), 150,000,000 and 125,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively
Class A common shares, 845,385 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common shares, 89,936,162 and 70,920,693 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9	7
Common stock issuable, 52,019 and 2,103,122 shares as of June 30, 2021 and December 31, 2020, respectively	185	7,939
Additional paid-in capital	349,621	275,963
Accumulated deficit	(214,790)	(185,474)
Total Stockholders’ Equity	135,025	98,435
Total Liabilities and Stockholders’ Equity	$143,207	$109,900

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,902	$9,830	$22,520	$19,144
Research and development – licenses acquired	1,000	1,300	1,000	1,550
General and administrative	2,538	2,991	6,007	4,947
Total operating expenses	14,440	14,121	29,527	25,641
Loss from operations	(14,440)	(14,121)	(29,527)	(25,641)

Other income (expense)
Interest income	85	142	219	405
Interest expense	(4)	(619)	(8)	(1,219)
Total other income (expense)	81	(477)	211	(814)
Net Loss	$(14,359)	$(14,598)	$(29,316)	$(26,455)

Net loss per common share outstanding, basic and diluted	$(0.16)	$(0.32)	$(0.35)	$(0.61)

Weighted average number of common shares outstanding, basic and diluted	87,561,764	45,023,030	84,033,508	43,497,173

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended June 30, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2021	250,000	$—	845,385	$—	85,043,153	$8	$218	$333,566	$(200,431)	$133,361
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	4,606,102	1	—	15,087	—	15,088
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	127,744	—	(33)	421	—	388
Issuance of common shares under ESPP	—	—	—	—	1,043	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	158,120	—	—	547	—	547
Net loss	—	—	—	—	—	—	—	—	(14,359)	(14,359)
Balances at June 30, 2021	250,000	$—	845,385	$—	89,936,162	$9	$185	$349,621	$(214,790)	$135,025

	For the Six Months Ended June 30, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	250,000	$—	845,385	$—	70,920,693	$7	$7,939	$275,963	$(185,474)	$98,435
Issuance of common shares - Founders Agreement	—	—	—	—	2,001,490	—	(7,577)	7,577	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	16,203,605	2	—	62,617	—	62,619
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	452,965	—	(177)	1,763	—	1,586
Issuance of common shares under ESPP	—	—	—	—	55,963	—	—	158	—	158
Stock-based compensation expenses	—	—	—	—	301,308	—	—	1,543	—	1,543
Exercise of warrants	—	—	—	—	138	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(29,316)	(29,316)
Balances at June 30, 2021	250,000	$—	845,385	$—	89,936,162	$9	$185	$349,621	$(214,790)	$135,025

	For the Three Months Ended June 30, 2020
							Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2020	250,000	$—	845,385	$—	42,076,840	$4	$183,116	$(137,316)	$45,804
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	886,800	—	2,933	—	2,933
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	22,170	—	77	—	77
Issuance of common shares, net of offering costs- Public Offering	—	—	—	—	11,455,604	1	34,923	—	34,924
Issuance of common shares, equity fee on Public Offering	—	—	—	—	286,390	—	932	—	932
Stock-based compensation expenses	—	—	—	—	98,439	—	957	—	957
Net loss	—	—	—	—	—	—	—	(14,598)	(14,598)
Balances at June 30, 2020	250,000	$—	845,385	$—	54,826,243	$5	$222,938	$(151,914)	$71,029

	For the Six Months Ended June 30, 2020
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	250,000	$—	845,385	$—	39,403,519	$4	$4,923	$172,184	$(125,459)	$51,652
Issuance of common shares - Founders Agreement	—	—	—	—	1,206,667	—	(4,923)	4,923	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	2,135,634	—	—	7,843	—	7,843
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	53,390	—	—	202	—	202
Issuance of common shares, net of offering costs- Public Offering	—	—	—	—	11,455,604	1	—	34,923	—	34,924
Issuance of common shares, equity fee on Public Offering	—	—	—	—	286,390	—	—	932	—	932
Issuance of common shares under ESPP	—	—	—	—	68,351	—	—	169	—	169
Stock-based compensation expenses	—	—	—	—	213,689	—	—	1,762	—	1,762
Exercise of warrants	—	—	—	—	2,999	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(26,455)	(26,455)
Balances at June 30, 2020	250,000	$—	845,385	$—	54,826,243	$5	$—	$222,938	$(151,914)	$71,029

The accompanying notes are an integral part of these condensed financial statements.

MUSTANG BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(29,316)	$(26,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	1,586	202
Issuance of common shares - Equity fee on Public Offering to Fortress Biotech	—	932
Research and development - licenses acquired	1,000	1,550
Stock-based compensation expenses	1,543	1,762
Depreciation expense	934	798
Accretion of debt discount	—	529
Amortization of operating lease right-of-use assets	68	56
Changes in operating assets and liabilities:
Prepaid expenses and other assets	324	1,606
Other receivables - related party	(17)	(867)
Accounts payable and accrued expenses	(3,414)	2,017
Payable and accrued expenses - related party	(241)	(105)
Lease liabilities	(142)	255
Net cash used in operating activities	(27,675)	(17,720)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(750)	(250)
Purchase of fixed assets	(2,149)	(1,090)
Net cash used in investing activities	(2,899)	(1,340)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - At-the-Market Offering	63,773	8,023
Offering costs for the issuance of common shares - At-the-Market Offering	(1,238)	(180)
Proceeds from issuance of common shares - Public Offering	—	37,230
Offering costs for the issuance of common shares - Public Offering	—	(2,234)
Proceeds from issuance of common shares under ESPP	158	169
Net cash provided by financing activities	62,693	43,008

Net change in cash, cash equivalents and restricted cash	32,119	23,948
Cash, cash equivalents and restricted cash, beginning of the period	98,804	62,413
Cash, cash equivalents and restricted cash, end of the period	$130,923	$86,361

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$683

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$298	$127
Issuance of common shares - Founders Agreement	$7,577	$4,923
Research and development licenses included in accounts payable and accrued expenses	$250	$1,300
Lease liabilities arising from obtaining right-of-use assets	$81	$—
Offering costs for the issuance of common shares - Public Offering, in accounts payable and accrued expenses	$—	$72

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, the Company had an accumulated deficit of $214.8 million.

The Company has funded its operations to date primarily through the sale of equity. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2021, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

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

Cash, Cash Equivalents and Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts, as restricted cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Condensed Balance Sheets to the Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020:

	June 30
($ in thousands)	2021	2020
Cash and cash equivalents	$ 129,923	$ 85,361
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$ 130,923	$ 86,361

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

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three and six months ended June 30, 2021 and 2020, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2021	2020	2021	2020
City of Hope National Medical Center
CD123	$250	$334	$250	$334
IL13Rα2	—	333	—	333
Spacer	—	333	—	333
HER2	—	—	—	250
Fred Hutchinson Cancer Research Center - CD20	—	300	—	300
Mayo Clinic	750	—	750	—
Total	$1,000	$1,300	$1,000	$1,550

City of Hope

CD123 License (MB-102)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with the City of Hope National Medical Center (“COH”) to acquire intellectual property rights pertaining to CD123-specific chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology. Pursuant to this agreement, payments are due for the achievement of eight development milestones totaling $14.5 million; additional payments are due upon the occurrence of certain one-time events, and royalty payments as a percentage of revenue in the mid-single digits are due on net sales of licensed products.

For the three and six months ended, June 30, 2021 and June 30, 2020, the Company expensed a non-refundable payment of $0.3 million in connection with the CD123 license. The $0.3 million represented a non-refundable milestone payment for the 24th patient treated in connection with the CD123 clinical study.

IL13Rα2 License (MB-101)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to IL13Rα2-specific CAR T technology. Pursuant to this agreement, payments are due for the achievement of eight development milestones totaling $14.5 million; additional payments are due upon the occurrence of certain one-time events, and royalty payments as a percentage of revenue in the mid-single digits are due on net sales of licensed products.

For the three and six months ended, June 30, 2020, the Company expensed a non-refundable payment of $0.3 million in connection with the IL13Rα2 license.

Spacer License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to Spacer patent rights. Pursuant to this agreement, payments are due upon the occurrence of certain one-time events, and royalty payments as a percentage of revenue in the low single digits are due on net sales of licensed products.

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

For the three months ended, June 30, 2021 and June 30, 2020, the Company recorded no expense in connection with the HER2 license agreement with COH. For the six months ended, June 30, 2021 and 2020, the Company recorded nil and $0.3 million, respectively, in connection with the HER2 license agreement with COH. The $0.3 million represented a non-refundable milestone payment in connection with the twelfth patient treated in the Phase 1 clinical study of MB-103 at COH, for the six months ended June 30, 2020.

Fred Hutchinson Cancer Research Center - CD20 License (MB-106)

On July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD20 Technology License”). Pursuant to the CD20 Technology License, the Company paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by the Company of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the three and six months ended, June 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with the Phase 1 clinical study of CD20 CAR T technology at Fred Hutch.

Mayo Clinic – CAR T Technology License

On April 1, 2021, the Company entered into an exclusive license agreement with the Mayo Foundation for Medical Education and Research (the “Mayo Clinic”) for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the shelf therapy. Pursuant to this agreement, the Company paid an upfront fee of $0.8 million and will pay an annual maintenance fee of $25,000. Additional payments are due for each of two licensed products for the achievement of eleven development and commercial milestones totaling up to $92.6 million per product, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the three and six months ended June 30, 2021, the Company recorded $0.8 million in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement. For the three and six months ended June 30, 2020, the Company recorded no expenses pursuant to the terms of this agreement.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and six months ended June 30, 2021 and 2020, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2021	2020	2021	2020
City of Hope National Medical Center	$—	$—	$—	$500
CD123	21	65	226	296
IL13Rα2	279	234	793	326
CS1	197	770	372	770
HER2	31	—	154	—
PSCA	(4)	—	46	—
Fred Hutchinson Cancer Research Center - CD20	327	189	998	716
St. Jude Children's Research Hospital - XSCID	176	1,558	280	1,558
Mayo Clinic	233	—	233	—
Total	$1,260	$2,816	$3,102	$4,166

City of Hope

Sponsored Research Agreement

In March 2015, the Company entered into a Sponsored Research Agreement (“SRA”) with COH in which the Company funded continued research in the amount of $2.0 million per year, payable in four equal installments, through the first quarter of 2020. The research covered under this arrangement is for the IL13Rα2-directed CAR T program, the CD123-directed CAR T program, and the Spacer technology. For the three months ended June 30, 2021 and 2020, the Company recorded expense of nil in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement. For the six months ended June 30, 2021 and 2020, the Company recorded expense of nil and $0.5 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

CD123 (MB-102) Clinical Research Support Agreement

In February 2017, the Company entered into a clinical research support agreement for the CD123-directed CAR T program (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA, the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the ongoing investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the CD123-directed CAR T program. For the three months ended June 30, 2021 and 2020, the Company recorded approximately $21,000 and $0.1 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement. For the six months ended June 30, 2021 and 2020, the Company recorded $0.2 million and $0.3 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

IL13Rα2 (MB-101) Clinical Research Support Agreements

In February 2017, the Company entered into a clinical research support agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA, the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the IL13Rα2-directed CAR T program for this patient population.

In October 2020, the Company entered into a clinical research support agreement for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”). Pursuant to the terms of the IL13Rα2 Leptomeningeal CRA, the Company made an upfront payment of approximately $29,000 and will contribute an additional $0.1 million per patient in connection with the ongoing investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million annually pertaining to the clinical development of the IL13Rα2-directed CAR T program for this patient population.

In March 2021, the Company entered into a clinical research support agreement for an Institutional Review Board-approved, investigator-initiated protocol entitled: “Single Patient Treatment with Intraventricular Infusions of IL13Rα2-targeting and HER2-targeting Chimeric Antigen Receptor (CAR)-T cells for a Single Patient (UPN 181) with Recurrent Multifocal Malignant Glioma.” Pursuant to the terms of this agreement, the Company will contribute up to $0.2 million in connection with the ongoing investigator-initiated study.

For the three months ended June 30, 2021 and 2020, the Company recorded $0.3 million and $0.2 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of these agreements. For the six months ended June 30, 2021 and 2020, the Company recorded $0.8 million and $0.3 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of these agreements.

CS1 (MB-104) Clinical Research and Support Agreement with City of Hope

In June 2020, the Company entered into a clinical research and support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma.” The CAR T being studied under this protocol has been designated by the Company as MB-104. Under the terms of the agreement the Company paid COH $0.8 million for costs incurred and will reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier.

For the three months ended June 30, 2021 and 2020, the Company recorded $0.2 million and $0.8 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement. For the six months ended June 30, 2021 and 2020, the Company recorded $0.4 million and $0.8 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

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

For the three and six months ended June 30, 2021, the Company recorded approximately $31,000 and $0.2 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement. For the three and six months ended June 30, 2020, the Company recorded no expenses pursuant to the terms of this agreement.

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

For the three months ended June 30, 2021 and 2020, the Company recorded no expenses pursuant to the terms of this agreement. For the six months ended June 30, 2021 and 2020, the Company recorded approximately $46,000 and nil, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

On July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Research Center (“Fred Hutch”), the Company entered into an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $0.8 million for the treatment of five patients with chronic lymphocytic leukemia.

For the three months ended June 30, 2021 and 2020, the Company recorded $0.3 million and $0.2 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement. For the six months ended June 30, 2021 and 2020, the Company recorded $1.0 million and $0.7 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, the Company entered into a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked Severe Combined Immunodeficiency (“XSCID”).  Pursuant to the terms of this agreement the Company paid an upfront fee of $1.1 million on July 1, 2020, and will continue to reimburse St. Jude for costs incurred in connection with this trial.

For the three months ended June 30, 2021 and 2020, the Company recorded $0.2 million and $1.6 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement. For the three months ended June 30, 2021 and 2020, the Company recorded $0.3 million and $1.6 million, respectively, in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement.

Sponsored Research Support Agreement with Mayo Clinic

In June 2021, the Company entered into an SRA with Mayo Clinic under which the Company will fund research in the amount of $2.1 million over a period of two years. The research performed pursuant to this agreement will support technology the Company has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy.

For the three and six months ended June 30, 2021, the Company recorded $0.2 million in research and development expenses in the Condensed Statements of Operations pursuant to the terms of this agreement. For the three and six months ended June 30, 2020, the Company recorded no expenses pursuant to the terms of this agreement.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “MSA”) with Fortress for the three and six months ended June 30, 2021 and 2020, respectively, expenses related to the MSA are recorded 50%in research and development expenses and 50% in general and administrative expenses in the Condensed Statements of Operations. For the six months ended June 30, 2021 and 2020, respectively, the Company recorded expense of $250,000 and $250,000, respectively, related to this agreement.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the six months ended June 30, 2021, the Company issued 452,965 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $63.8 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $1.6 million in general and administrative expenses related to these shares during the six months ended June 30, 2021.

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

Note 5 - Property and Equipment

At June 30, 2021 and December 31, 2020, Mustang’s property and equipment consisted of the following:

	Estimated Useful	June 30,	December 31,
($ in thousands)	Life (in years)	2021	2020
Computer equipment	3	$68	$68
Furniture and fixtures	5	195	181
Machinery and equipment	5	6,294	5,748
Leasehold improvements	9	5,099	5,099
Construction in process	N/A	2,355	499
Total property and equipment		14,011	11,595
Less: accumulated depreciation		(4,501)	(3,567)
Property and equipment, net		$9,510	$8,028

Depreciation expense for the three months ended June 30, 2021, and 2020, was approximately $0.5 million and $0.4 million and was recorded in research and development expense in the Condensed Statements of Operations. Depreciation expense for the six months ended June 30, 2021, and 2020, was approximately $0.9 million and $0.8 million and was recorded in research and development expense in the Condensed Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At June 30, 2021 and December 31, 2020, accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2021	2020
Accounts payable	$2,935	$3,518
Research and development	1,206	2,862
Accrued compensation	1,371	2,009
Other	254	358
Total accounts payable and accrued expenses	$5,766	$8,747

Note 7 - Stockholders’ Equity

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of June 30, 2021, approximately $22.3 million of the 2020 S-3 remains available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of June 30, 2021, there have been no sales of securities under the 2021 S-3.

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

During the six months ended June 30, 2021, the Company issued approximately 16.2 million shares of common stock at an average price of $3.94 per share for gross proceeds of $63.8 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $1.2 million for net proceeds of approximately $62.6 million. During the six months ended June 30, 2020, the Company issued approximately 2.1 million shares of common stock at an average price of $3.76 per share for gross proceeds of $8.0 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $0.2 million for net proceeds of approximately $7.8 million.

Pursuant to the Founders Agreement, the Company issued 452,965 shares of common stock to Fortress at a weighted average price of $3.50 per share for the six months ended June 30, 2021, and recorded 52,019 shares issuable to Fortress in connection with the Mustang ATM offering noted above. Pursuant to the Founders Agreement, Mustang issued 53,390 shares of common stock to Fortress at a weighted average price of $3.76 per share for the six months ended June 30, 2020, for the Mustang ATM offering noted above.

Equity Incentive Plan

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 8,000,000 shares.

As of June 30, 2021, 3,391,017 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2021:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2020	1,141,675	5.73	6.31
Outstanding at June 30, 2021	1,141,675	5.73	5.81
Options vested and exercisable at June 30, 2021	856,257	$5.73	5.81

As of June 30, 2021, the Company had unrecognized stock-based compensation expense related to options of $0.1 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 0.4 years.

Restricted Stock

The following table summarizes restricted stock award activities for the six months ended June 30, 2021:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2020	302,114	$4.93
Granted	68,870	3.63
Vested	(90,001)	6.69
Nonvested at June 30, 2021	280,983	$4.05

As of June 30, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.6 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.2 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the six months ended June 30, 2021:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2020	1,468,559	$3.87
Granted	1,100,000	3.45
Forfeited	(242,062)	3.74
Vested	(246,188)	4.49
Nonvested at June 30, 2021	2,080,309	$3.59

As of June 30, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $4.8 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.0 years.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
General and administrative	$240	$513	$564	$865
Research and development	307	444	979	897
Total stock-based compensation expense	$547	$957	$1,543	$1,762

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.  The Employee Stock Purchase Plan (“ESPP”) is compensatory and results in stock-based compensation expense. The ESPP was initially authorized in 2019 to sell up to 400,000 shares of authorized but unissued common stock. In June 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of authorized shares issuable by 600,000 shares, for a total of 1,000,000 shares.

For the six months ended June 30, 2021 and 2020, 55,963 and 68,351 shares, respectively, have been purchased and   803,181 shares are available for future sale under the Company’s ESPP.  The Company received proceeds of $0.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. Share-based compensation expense recorded was approximately $29,000 and nil, respectively, for the three months ended June 30, 2021 and 2020.

Warrants

A summary of warrant activities for the six months ended June 30, 2021 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2020	5,402,670	$8.21	1.39
Cashless exercised	(138)	—	—
Outstanding as of June 30, 2021	5,402,532	$8.21	0.89

Upon the cashless exercise of warrants, the Company will issue new shares of common stock.

Note 8 – Net Loss per Share

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

	For the six months ended June 30,
	2021	2020
Warrants	5,402,532	5,402,670
Options	1,141,675	1,141,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	280,983	219,059
Unvested restricted stock units	2,080,309	1,499,228
Total	9,155,499	8,512,632

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

In May 2020, we submitted an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) to initiate a registrational multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. In response, the FDA identified Chemistry, Manufacturing, and Control (“CMC”) hold issues that the Company satisfactorily addressed in a December 2020 submission to the FDA, and the CMC hold was removed in January 2021. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival, and we are targeting topline data from the trial in the first half of 2023.

We further expect to file an IND in the third quarter of 2021 for a registrational multicenter Phase 2 clinical trial of lentiviral gene therapy in previously transplanted XSCID patients (MB-207). We anticipate enrolling 20 patients, and we are targeting topline data for this trial in the second half of 2023.

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

Recent Events

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

MB-106 targets CD20, a commercially validated target on the surface of B-cell malignancies such as non-Hodgkin lymphoma (“NHL”) and chronic lymphocytic leukemia (“CLL”) and a target for which there is little competition in the adoptive cell therapy space, including CAR-T and CAR-NK therapies. MB-106 cells express a third-generation CAR derived from a fully human antibody that originated in the Fred Hutch laboratories of the late Oliver Press, M.D., Ph.D., and Brian Till, M.D., Associate Professor in the Clinical Research Division. The CAR T therapy was exclusively licensed to Mustang in 2017, and Fred Hutch and Mustang collaborated to develop the cell processing that will be used in the Mustang IND Phase 1/2 clinical trial.

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

On May 10, 2021, we announced that that the FDA has accepted the Company’s IND application to initiate a Phase 1/2 multicenter, study to assess the safety, tolerability, and efficacy of MB-106.

On May 12, 2021, we announced that interim data from the ongoing Fred Hutch-sponsored Phase 1/2 clinical trial investigating the safety and efficacy of MB-106 have been selected for an e-poster presentation at the European Hematology Association 2021 Virtual Congress (“EHA2021”).

In the abstract posted on the EHA2021 website, Fred Hutch reported on 12 patients treated with MB-106, which underwent a major cell manufacturing modification after treating 7 patients with no objective responses as previously reported at the 62nd Annual American Society of Hematology meeting in 2020. The 12 patients were treated at dose levels (“DL”) ranging from 3.3x105 to 1x107 CAR T cells/kg, and clinical responses were observed at all DLs with no dose-limiting toxicities. Cytokine release syndrome (“CRS”) occurred in 3 patients (25%): 2 patients with grade 1 and 1 patient with grade 2. Only 1 patient required tocilizumab and dexamethasone, and no immune effector cell-associated neurotoxicity syndrome (“ICANS”) of any grade was observed. Overall response rate (“ORR”) was 92% (11/12) with a complete response (“CR”) rate of 58% (7/12). In 9 patients with follicular lymphoma, ORR and CR were 89% (8/9) and 67% (6/9), respectively. The patient with CLL had a PET-negative CR and undetectable measurable residual disease in peripheral blood and bone marrow by flow cytometry (10-4) (uMRD4) on day 28. Among patients who received the highest two dose levels, DL3 (3.3x106 CAR T cells/kg; n=4) and DL4 (1x107 CAR T cells/kg; n=1), CR rate was 100% (5/5). All 7 patients who achieved a CR remain in remission at a median follow-up of 4 months. CAR T expansion was robust, with median peak blood levels of CAR+ T cells of 122 CAR+ cells/μl (range 0.27-2024), corresponding to 19% (range 0.15 - 65%) of all CD3+ cells.

In June 2021, we announced that MB-106 CD20-targeted CAR T data were presented at EHA2021. Dr. Mazyar Shadman of Fred Hutch presented updated interim data from the ongoing Phase 1/2 clinical trial for B-NHL and CLL, which showed a favorable safety profile and compelling clinical activity with a 93% overall response rate and 67% complete response rate in 15 patients treated with the modified cell manufacturing process. In 11 patients with follicular lymphoma, ORR and CR were 91% (10/11) and 82% (9/11), respectively. All 10 patients who achieved a CR were in remission at the time of the data cut-off in May 2021. No patient experienced CRS ≥ grade 3 or ICANS ≥ grade 3.

Also in June 2021, we hosted a key opinion leader webinar featuring a presentation from Dr. Shadman, who discussed interim results from the ongoing Phase 1/2 clinical trial investigating the safety and efficacy of MB-106 CD20-targeted CAR T for B-NHL and CLL.

MB-101 (IL13Rα2-targeted CAR T cell therapy)

In May 2021, we announced that the first patient was dosed at City of Hope in a clinical trial to establish the safety and feasibility of administering MB-101 (autologous IL13Rα2-targeted CAR T cells) to patients with leptomeningeal brain tumors (e.g., glioblastoma, ependymoma or medulloblastoma). The trial will enroll up to 30 patients and is taking place at City of Hope, where this CAR T cell therapy was initially developed. Even though it is a single center clinical trial, Mustang and City of Hope will facilitate patient transfers from other centers, as needed.

All subjects enrolled in the Phase 1 single-center, two-arm clinical trial will undergo surgery for the placement of an intraventricular (ICV) Rickham catheter for CAR T cell delivery. The trial will determine the safety and feasibility of administering MB-101 through the ICV Rickham catheter over four weekly cycles in patients with glioblastoma (Arm 1) and ependymoma or medulloblastoma (Arm 2). The primary endpoints that will be evaluated are toxicity and survival at three months. Secondary endpoints include overall survival, CAR T and endogenous T cell levels, cytokine levels and phenotype detection in peripheral blood, tumor cyst fluid and cerebrospinal fluid.

MB-107 (Ex vivo Lentiviral Gene Therapy for X-linked Severe Combined Immunodeficiency (XSCID) in newborn patients)

In August 2021, we announced that the European Medicines Agency (“EMA”) granted Priority Medicines (“PRIME”) designation to MB-107, a lentiviral gene therapy for the treatment of XSCID in newly diagnosed infants. In addition to PRIME designation, the EMA granted Advanced Therapy Medicinal Product (“ATMP”) classification to MB-107 in April 2020 and Orphan Drug designation in November 2020. MB-107 has also received Orphan Drug, Rare Pediatric Disease and Regenerative Medicine Advanced Therapy (“RMAT”) designations from the U.S. Food and Drug Administration (“FDA”).

Mayo Clinic

Also in August 2021, we announced an exclusive license agreement with the Mayo Foundation for Medical Education and Research (the “Mayo Clinic”) for a novel technology that may be able to transform the administration of chimeric antigen receptor engineered T cell (“CAR T”) therapies and has the potential to be used as an off-the-shelf therapy.

The technology, developed by Larry R. Pease, Ph.D., principal investigator and former director of the Center for Immunology and Immune Therapies at Mayo Clinic, is a new platform to administer CAR T therapy using a two-step approach. First, a peptide is administered to the patient to drive the proliferation of the patient’s resident T cells. This is followed by the administration of a viral CAR construct directly into the lymph nodes of the patient. In turn, the viral construct infects the activated T cells and effectively forms CAR T cells in vivo in the patient. Successful implementation may lead to an off-the-shelf product with no need to isolate and expand patient T cells ex vivo.

Preclinical proof-of-concept has been established, and the ongoing development of this technology will take place at Mayo Clinic. Mustang plans to file an Investigational New Drug (“IND”) application for a multicenter Phase 1 clinical trial once a lead construct has been identified.

At-the-Market Offering

During the six months ended June 30, 2021, the Company issued approximately 16.2 million shares of common stock at an average price of $3.94 per share for gross proceeds of $63.8 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $1.2 million for net proceeds of approximately $62.6 million.

Registration Statement

On April 23, 2021, the Company filed a shelf registration statement on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. There have been no sales of securities under the 2021 S-3 as of June 30, 2021.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	For the three months ended June 30,		Change
($in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$10,902	$9,830	$1,072	11%
Research and development – licenses acquired	1,000	1,300	(300)	(23)%
General and administrative	2,538	2,991	(453)	(15)%
Total operating expenses	14,440	14,121	319	2%
Loss from operations	(14,440)	(14,121)	(319)	2%

Other income (expense)
Interest income	85	142	(57)	(40)%
Interest expense	(4)	(619)	615	(99)%
Total other income (expense)	81	(477)	558	(117)%
Net Loss	$(14,359)	$(14,598)	$239	(2)%

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

For the three months ended June 30, 2021 and 2020, research and development expenses were $10.9 million and $9.8 million, respectively. The increase of approximately $1.1 million is primarily due to higher expenses of $1.4 million for laboratory supplies, $0.9 million for consulting and professional fees, $0.6 million for personnel related expenses and $0.2 million for rent expense, partially offset by lower expenses of $1.6 million for sponsored research and clinical trial agreements and third party clinical trial costs of $0.5 million.

For the three months ended June 30, 2021 and 2020, research and development expenses for licenses acquired were approximately $1.0 million and $1.3 million, respectively. For the three months ended June 30, 2021, we expensed approximately $0.3 million related to our licenses with COH and $0.8 million related to our license with the Mayo Foundation. For the three months ended June 30, 2020, we expensed $1.0 million related to our licenses with COH and $0.3 million related to our CD20 license with Fred Hutch.

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

For the three months ended June 30, 2021 and 2020, general and administrative expenses were $2.5 million and $3.0 million, respectively. The decrease of approximately $0.5 million is primarily attributed to $0.6 million for shares issued to Fortress, which equaled 2.5% of the gross proceeds to the At-the-Market offering

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

Other Income or Expense

For the three months ended June 30, 2021 and 2020, other income (expense) was $0.1 million and ($0.5) million, respectively. The decrease of approximately $0.6 million in expense is primarily attributed to $0.6 million lower interest expense related to the prepayment of the venture debt financing agreement with Horizon Technology Finance Corporation (the “Horizon Notes”) and lower interest income of approximately $0.1 million.

Comparison of the Six Months Ended June 30, 2021 and 2020

	For the six months ended June 30,		Change
($in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$22,520	$19,144	$3,376	18%
Research and development – licenses acquired	1,000	1,550	(550)	(35)%
General and administrative	6,007	4,947	1,060	21%
Total operating expenses	29,527	25,641	3,886	15%
Loss from operations	(29,527)	(25,641)	(3,886)	15%

Other income (expense)
Interest income	219	405	(186)	(46)%
Interest expense	(8)	(1,219)	1,211	(99)%
Total other income (expense)	211	(814)	1,025	(126)%
Net Loss	$(29,316)	$(26,455)	$(2,861)	11%

Research and Development Expenses

For the six months ended June 30, 2021 and 2020, research and development expenses were $22.5 million and $19.1 million, respectively. The increase of approximately $3.4 million is primarily due to higher expenses of $2.6 million for laboratory supplies, $1.6 million for consulting and professional fees, $0.9 million for personnel related expenses and $0.8 million for all other expenses, partially offset by lower expenses for third party clinical trial costs of $1.4 million and $1.1 million for sponsored research and clinical trial agreements.

For the six months ended June 30, 2021 and 2020, research and development expenses for licenses acquired were approximately $1.0 million and $1.6 million, respectively. For the six months ended June 30, 2021, we expensed approximately $0.3 million related to our licenses with COH and $0.8 million related to our license with the Mayo Foundation. For the six months ended June 30, 2020, we expensed $1.3 million related to our licenses with COH and $0.3 million related to our CD20 license with Fred Hutch.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the six months ended June 30, 2021 and 2020, general and administrative expenses were $6.0 million and $4.9 million, respectively. The increase of approximately $1.1 million is primarily attributed to $0.5 million of expense for the shares issued to Fortress, which equaled 2.5% of the gross proceeds to the At-the-Market offering completed during the six months ended June 30, 2021 and $0.4 million for state taxes.

Other Income or Expense

For the six months ended June 30, 2021 and 2020, other income (expense) was $0.2 million and ($0.8) million, respectively. The decrease of approximately $1.0 million in expense is primarily attributed to $1.2 million lower interest expense related to the prepayment of the Horizon Notes and lower interest income of approximately $0.2 million.

Liquidity and Capital Resources

We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, we had an accumulated deficit of $214.8 million.

We have funded our operations to date primarily through the sale of equity. We expect to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at June 30, 2021, are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

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

Cash Flows for the Six months Ended June 30, 2021 and 2020

	For the six months ended June 30,
($in thousands)	2021	2020
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(27,675)	$(17,720)
Investing activities	(2,899)	(1,340)
Financing activities	62,693	43,008
Net change in cash, cash equivalents and restricted cash	$32,119	$23,948

Operating Activities

Net cash used in operating activities was $27.7 million for the six months ended June 30, 2021, compared to $17.7 million for the six months ended June 30, 2020.

Net cash used in operating activities for the six months ended June 30, 2021, was primarily due to approximately $29.3 million in net loss and $3.5 million in change in operating assets and liabilities, partially offset by $1.6 million of equity fee on issuance of common shares to Fortress Biotech, $1.5 million of non-cash stock compensation expenses, $1.0 million of research and development-licenses acquired and $0.9 million of depreciation.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021, was primarily due to $2.1 million purchases of fixed assets and $0.8 million in purchases of research and development licenses.

Net cash used in investing activities for the six months ended June 30, 2020, was primarily due to $1.1 million purchases of fixed assets and $0.2 million in purchases of research and development licenses.

Financing Activities

Net cash provided by financing activities was $62.7 million during the six months ended June 30, 2021, due to gross proceeds of $63.8 million, net of offering costs of $1.2 million, from the Mustang ATM; and $0.2 million raised from the issuance of the Company’s common shares in connection with the ESPP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the six months ended June 30, 2021, there were no material changes to our interest rate risk disclosures, market risk disclosures or foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

With respect to the quarter ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $214.8 million as of June 30, 2021. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of June 30, 2021, we had $130.9 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Raising additional capital, including through lending arrangements, may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, including through lending arrangements, and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

If any of our product candidates are approved and we or our contract manufacturer(s) fail to produce the product, or components of the product, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of our product candidates or be unable to meet market demand, and may lose potential revenues.

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
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013, with requirements for manufacturers to submit reports to CMS by June 30, 2014, and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014 and is annually updated; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	License Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015.* Filed as Exhibit 10.6 on the Company’s Form 10-12G filed on July 28, 2016 and incorporated herein.

10.2	Exclusive License Agreement – IV/ICV with City of Hope, dated February 17, 2017.* Filed as Exhibit 10.13 on the Company’s Form 10-K filed on March 31, 2017 and incorporated herein.

10.3	Amended and Restated Exclusive License Agreement – CD123 with City of Hope, dated February 17, 2017.* Filed as Exhibit 10.14 on the Company’s Form 10-K filed on March 31, 2017 and incorporated herein.

10.4

Amended and Restated Exclusive License Agreement – IL13Rα2 with City of Hope, dated February 17, 2017.* Filed as Exhibit 10.15 on the Company’s Form 10-K filed on March 31, 2017 and incorporated herein.

10.5

Amended and Restated Exclusive License Agreement – Spacer with City of Hope, dated February 17, 2017.* Filed as Exhibit 10.16 on the Company’s Form 10-K filed on March 31, 2017 and incorporated herein.

10.6	Amended and Restated Exclusive License Agreement dated August 13, 2021 by and between Mustang Bio, Inc. and City of Hope (CS1).*

10.7	Amended and Restated Exclusive License Agreement dated August 13, 2021 by and between Mustang Bio, Inc. and City of Hope (PSCA).*

10.8	Amended and Restated Exclusive License Agreement dated August 13, 2021 by and between Mustang Bio, Inc. and City of Hope (HER2).*

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Senior Vice President of Finance & Corporate Controller (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

* Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 16, 2021	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Senior Vice President of Finance & Corporate Controller
(Principal Financial Officer)