Form 10-Q
period 2021-09-30
MUSTANG BIO, INC.
filed 2021-11-12
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of November 10, 2021
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	92,582,428

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent upon raising additional capital, which efforts may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business, and we may have limited growth opportunities if we fail to do so.
●	Our future success is highly dependent on the successful development of our CAR T and gene therapy technology and product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.
●	Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,879	$97,804
Other receivables - related party	41	15
Prepaid expenses and other current assets	1,028	1,715
Total current assets	121,948	99,534

Property, plant and equipment, net	9,418	7,529
Fixed assets - construction in process	1,019	499
Restricted cash	1,000	1,000
Other assets	254	250
Operating lease right-of-use asset, net	1,067	1,088
Total Assets	$134,706	$109,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,834	$8,747
Payables and accrued expenses - related party	296	490
Operating lease liabilities - short-term	329	278
Total current liabilities	10,459	9,515

Deferred income	270	—
Operating lease liabilities - long-term	1,763	1,950
Total Liabilities	12,492	11,465

Commitments and Contingencies

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common Stock ($0.0001 par value), 150,000,000 and 125,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively
Class A common shares, 845,385 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common shares, 91,159,814 and 70,920,693 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9	7
Common stock issuable, 13,831 and 2,103,122 shares as of September 30, 2021 and December 31, 2020, respectively	37	7,939
Additional paid-in capital	353,963	275,963
Accumulated deficit	(231,795)	(185,474)
Total Stockholders’ Equity	122,214	98,435
Total Liabilities and Stockholders’ Equity	$134,706	$109,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUSTANG BIO, INC.

Unaudited Condensed Statements of Operations

(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,083	$7,987	$36,603	$27,131
Research and development – licenses acquired	630	287	1,630	1,837
General and administrative	2,364	2,153	8,371	7,100
Total operating expenses	17,077	10,427	46,604	36,068
Loss from operations	(17,077)	(10,427)	(46,604)	(36,068)

Other income (expense)
Interest income	75	162	294	567
Interest expense	(3)	(2,687)	(11)	(3,906)
Total other income (expense)	72	(2,525)	283	(3,339)
Net Loss	$(17,005)	$(12,952)	$(46,321)	$(39,407)

Net loss per common share outstanding, basic and diluted	$(0.19)	$(0.23)	$(0.54)	$(0.82)

Weighted average number of common shares outstanding, basic and diluted	91,136,969	57,253,715	86,487,092	48,116,158

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUSTANG BIO, INC.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2021	250,000	$—	845,385	$—	89,936,162	$9	$185	$349,621	$(214,790)	$135,025
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	1,050,328	—	—	3,084	—	3,084
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	64,339	—	(148)	223	—	75
Issuance of common shares under ESPP	—	—	—	—	58,358	—	—	151	—	151
Stock-based compensation expenses	—	—	—	—	50,627	—	—	884	—	884
Net loss	—	—	—	—	—	—	—	—	(17,005)	(17,005)
Balances at September 30, 2021	250,000	$—	845,385	$—	91,159,814	$9	$37	$353,963	$(231,795)	$122,214

	For the Nine Months Ended September 30, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	250,000	$—	845,385	$—	70,920,693	$7	$7,939	$275,963	$(185,474)	$98,435
Issuance of common shares - Founders Agreement	—	—	—	—	2,001,490	—	(7,577)	7,577	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	17,253,933	2	—	65,701	—	65,703
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	517,304	—	(325)	1,986	—	1,661
Issuance of common shares under ESPP	—	—	—	—	114,321	—	—	309	—	309
Stock-based compensation expenses	—	—	—	—	351,935	—	—	2,427	—	2,427
Exercise of warrants	—	—	—	—	138	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(46,321)	(46,321)
Balances at September 30, 2021	250,000	$—	845,385	$—	91,159,814	$9	$37	$353,963	$(231,795)	$122,214

	For the Three Months Ended September 30, 2020
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2020	250,000	$—	845,385	$—	54,826,243	$5	$—	$222,938	$(151,914)	$71,029
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	5,044,803	—	—	17,240	—	17,240
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	64,015	—	235	215	—	450
Issuance of common shares, net of offering costs- Public Offering	—	—	—	—	—	—	—	(137)	—	(137)
Issuance of common shares under ESPP	—	—	—	—	72,505	—	—	180	—	180
Stock-based compensation expenses	—	—	—	—	156,973	—	—	606	—	606
Net loss	—	—	—	—	—	—	—	—	(12,952)	(12,952)
Balances at September 30, 2020	250,000	$—	845,385	$—	60,164,539	$5	$235	$241,042	$(164,866)	$76,416

	For the Nine Months Ended September 30, 2020
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	250,000	$—	845,385	$—	39,403,519	$4	$4,923	$172,184	$(125,459)	$51,652
Issuance of common shares - Founders Agreement	—	—	—	—	1,206,667	—	(4,923)	4,923	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	7,180,437	—	—	25,083	—	25,083
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	117,405	—	235	417	—	652
Issuance of common shares, net of offering costs- Public Offering	—	—	—	—	11,455,604	1	—	34,786	—	34,787
Issuance of common shares, equity fee on Public Offering	—	—	—	—	286,390	—	—	932	—	932
Issuance of common shares under ESPP	—	—	—	—	140,856	—	—	349	—	349
Stock-based compensation expenses	—	—	—	—	370,662	—	—	2,368	—	2,368
Exercise of warrants	—	—	—	—	2,999	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(39,407)	(39,407)
Balances at September 30, 2020	250,000	$—	845,385	$—	60,164,539	$5	$235	$241,042	$(164,866)	$76,416

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUSTANG BIO, INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(46,321)	$(39,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	1,661	652
Issuance of common shares - Equity fee on Public Offering to Fortress Biotech	—	932
Research and development - licenses acquired	1,630	1,837
Stock-based compensation expenses	2,427	2,368
Depreciation expense	1,512	1,223
Accretion of debt discount	—	2,321
Amortization of operating lease right-of-use assets	102	81
Changes in operating assets and liabilities:
Prepaid expenses and other assets	717	1,594
Other receivables - related party	(26)	(325)
Accounts payable and accrued expenses	(525)	978
Payable and accrued expenses - related party	(194)	(291)
Deferred income	270	—
Lease liabilities	(217)	193
Net cash used in operating activities	(38,964)	(27,844)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(1,280)	(1,720)
Purchase of fixed assets	(2,609)	(1,228)
Net cash used in investing activities	(3,889)	(2,948)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - At-the-Market Offering	66,912	25,570
Offering costs for the issuance of common shares - At-the-Market Offering	(1,293)	(487)
Proceeds from issuance of common shares - Public Offering	—	37,230
Offering costs for the issuance of common shares - Public Offering	—	(2,282)
Repayment of notes payable	—	(15,750)
Proceeds from issuance of common shares under ESPP	309	349
Net cash provided by financing activities	65,928	44,630

Net change in cash, cash equivalents and restricted cash	23,075	13,838
Cash, cash equivalents and restricted cash, beginning of the period	98,804	62,413
Cash, cash equivalents and restricted cash, end of the period	$121,879	$76,251

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,577

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$1,376	$317
Issuance of common shares - Founders Agreement	$7,577	$4,923
Research and development licenses included in accounts payable and accrued expenses	$350	$117
Lease liabilities arising from obtaining right-of-use assets	$81	$—
Offering costs for the issuance of common shares - Public Offering, in accounts payable and accrued expenses	$—	$161

The accompanying notes are an integral part of these unaudited condensed financial statements

MUSTANG BIO, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 - Organization, Description of Business and Liquidity and Capital Resources

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015. Mustang is a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs in cell and gene therapy into potential cures for hematologic cancers, solid tumors and rare genetic diseases. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

The Company’s common stock is listed on the NASDAQ Global Market and trades under the symbol “MBIO.”

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, the Company had an accumulated deficit of $231.8 million.

The Company has funded its operations to date primarily through the sale of equity. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2021, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.

In addition to the foregoing, the Company has experienced minimal impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. The Company has experienced some delays in clinical trial accrual, as well as in the availability and delivery of certain consumables and raw materials used in its laboratory and manufacturing operations due to the negative impact of COVID-19 on the global supply chain.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2020, which were included in the Company’s Form 10-K and filed with the SEC on March 24, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Use of Estimates

The Company’s unaudited condensed financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Due to the uncertainty inherent in such estimates, actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts, as restricted cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Balance Sheets to the Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020:

	September 30
($ in thousands)	2021	2020
Cash and cash equivalents	$ 120,879	$ 75,251
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$ 121,879	$ 76,251

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 24, 2021.

Recently Issued Accounting Standards

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

In August 2020, FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its financial statements.

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - All Licenses

For the three and nine months ended September 30, 2021 and 2020, the Company recorded the following expense in research and development for licenses acquired:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2021	2020	2021	2020
City of Hope National Medical Center
CD123	$—	$—	$250	$334
IL13Rα2	—	—	—	333
Spacer	—	—	—	333
PSCA	250	—	250	—
HER2	—	—	—	250
CSL Behring (Calimmune)	30	170	30	170
Leiden University Medical Centre	350	—	350	—
Fred Hutchinson Cancer Research Center - CD20	—	—	—	300
Mayo Clinic	—	—	750	—
SIRION Biotech LentiBOOSTTM	—	117	—	117
Total	$630	$287	$1,630	$1,837

City of Hope National Medical Center

CD123 License (MB-102)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with the City of Hope National Medical Center (“COH”) to acquire intellectual property rights pertaining to CD123-specific chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology. Pursuant to this agreement, payments are due for the achievement of eight development milestones totaling $14.5 million; additional payments are due upon the occurrence of certain one-time events, and royalty payments in the mid-single digits as a percentage of revenue are due on net sales of licensed products.

For the nine months ended September 30, 2021, the Company expensed a non-refundable milestone payment of $0.3 million for the 24th patient treated in the Phase 1 clinical study for MB-102 at COH. For the nine months ended September 30, 2020, the Company expensed a non-refundable payment of $0.3 million in connection with Mustang’s public underwritten offerings.

IL13Rα2 License (MB-101)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to IL13Rα2-specific CAR T technology. Pursuant to this agreement, payments are due for the achievement of eight development milestones totaling $14.5 million; additional payments are due upon the occurrence of certain one-time events, and royalty payments in the mid-single digits as a percentage of revenue are due on net sales of licensed products.

For the nine months ended, September 30, 2020, the Company expensed a non-refundable payment of $0.3 million in connection with Mustang’s public underwritten offerings.

Spacer License

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to Spacer patent rights. Pursuant to this agreement, payments are due upon the occurrence of certain one-time events, and royalty payments in the low single digits as a percentage of revenue are due on net sales of licensed products.

For the nine months ended, September 30, 2020, the Company expensed a non-refundable payment of $0.3 million in connection with Mustang’s public underwritten offerings.

PSCA License (MB-105)

In May 2017, the Company entered into an exclusive license agreement with COH for the use of prostate stem cell antigen (“PSCA”) CAR T technology to be used in the treatment of prostate cancer, pancreatic cancer and other solid tumors. Pursuant to this agreement, the Company paid an upfront fee of $0.3 million and pays an annual maintenance fee of $50,000. Additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments in the mid-single digits as a percentage of revenue are due on net sales of licensed products.

For the three and nine months ended, September 30, 2021, the Company expensed a non-refundable milestone payment of $0.3 million for the twelfth patient treated in the Phase 1 clinical study of MB-105 at COH.

HER2 License (MB-103)

On May 31, 2017, the Company entered into an exclusive license agreement with COH for the use of human epidermal growth factor receptor 2 (“HER2”) CAR T technology, which will initially be applied in the treatment of glioblastoma multiforme and brain metastases from HER2+ malignancies. Pursuant to this agreement, the Company paid an upfront fee of $0.6 million and pays an annual maintenance fee of $50,000 (which began in 2019). Additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments as a percentage of revenue in the mid-single digits are due on net sales of licensed products.

For the nine months ended, September 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million for the twelfth patient treated in the Phase 1 clinical study of MB-103 at COH.

CSL Behring (Calimmune) License

On August 23, 2019, the Company entered into a non-exclusive license agreement with CSL Behring (Calimmune, Inc.) (“Calimmune License”) for the rights to the CytegrityTM stable producer cell line for the production of viral vector for our lentiviral gene therapy program for the treatment of X-linked severe combined immunodeficiency (“XSCID”) (MB-107 and MB-207). The Company  previously licensed the XSCID gene therapy program from St. Jude Children’s Research Hospital, Inc. (“St. Jude”) in August 2018. Pursuant to the terms of the Calimmune License, the Company paid an upfront fee of $0.2 million. CSL Behring is eligible to receive additional payments totaling $1.2 million upon the achievement of three development and commercialization milestones. Royalty payments in the low-single digits as a percentage of revenue are due on net sales of licensed products.

For the three and nine months ended September 30, 2021 and 2020, the Company expensed non-refundable milestone payments of $30,000 and $0.2 million, respectively, in connection with the Calimmune License.

Leiden University Medical Centre License

On September 8, 2021, the Company entered into an exclusive, worldwide licensing agreement with Leiden University Medical Centre (“Leiden”) for the use of a gene therapy under development for the treatment of severe immunodeficiency caused by RAG1 deficiency (the “Leiden License”). Pursuant to the Leiden License, the Company expensed an upfront fee of $0.4 million. Additional payments are due for the achievement of certain development milestones totaling up to $31 million and royalty payments in the low to mid-single digits as a percentage of revenue are due on net sales of licensed products.

For the three and nine months ended September 30, 2021, the Company expensed an upfront payment of $0.4 million in connection with the Leiden License.

Fred Hutchinson Cancer Research Center - CD20 License (MB-106)

On July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD20 Technology License”). Pursuant to the CD20 Technology License, the Company paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by the Company of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million, and royalty payments in the mid-single digits as a percentage of revenue are due on net sales of licensed products.

For the nine months ended, September 30, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with the Phase 1 clinical study of MB-106 at Fred Hutch.

Mayo Clinic - CAR T Technology License

On April 1, 2021, the Company entered into an exclusive license agreement with the Mayo Foundation for Medical Education and Research (the “Mayo Clinic”) for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the shelf therapy. Pursuant to this agreement, the Company paid an upfront fee of $0.8 million and will pay an annual maintenance fee of $25,000. Additional payments are due for each of two licensed products for the achievement of eleven development and commercial milestones totaling up to $92.6 million per product, and royalty payments in the mid-single digits as a percentage of revenue are due on net sales of licensed products.

For the nine months ended September 30, 2021, the Company expensed an upfront payment of $0.8 million pursuant to the terms of the license agreement.

SIRION Biotech GmbH - LentiBOOSTTM

In October 2020, the Company announced a licensing agreement with SIRION Biotech (“SIRION”) for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207, our lentiviral gene therapy for the treatment of previously transplanted XSCID patients (the “SIRION Technology License”). Pursuant to the SIRION Technology License, the Company paid SIRION a one-time upfront fee of $0.1 million (€0.1 million). In addition, five future development milestone payments totaling up to approximately $5.4 million (€4.7 million) in the aggregate are due upon achievement of certain milestones. Additional milestone payments totaling up to $4.0 million (€3.5 million) in the aggregate are due in connection with the achievement of three commercial milestones, and low- to mid-single digit royalties as a percentage of revenue are due on aggregate cumulative worldwide net sales of licensed products.

For the three and nine months ended September 30, 2020, the Company expensed an upfront payment of $0.1 million pursuant to the terms of the SIRION Technology License.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and nine months ended September 30, 2021 and 2020, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2021	2020	2021	2020
City of Hope National Medical Center	$—	$—	$—	$500
CD123	24	48	250	344
IL13Rα2	199	96	992	422
CS1	138	65	510	835
HER2	319	—	473	—
PSCA	23	—	69	—
Fred Hutchinson Cancer Research Center - CD20	492	418	1,490	1,134
St. Jude Children's Research Hospital - XSCID	330	107	610	1,665
Mayo Clinic	231	—	464	—
Total	$1,756	$734	$4,858	$4,900

City of Hope National Medical Center

Sponsored Research Agreement

In March 2015, the Company entered into a Sponsored Research Agreement (“SRA”) with COH in which the Company funded continued research in the amount of $2.0 million per year, payable in four equal installments, through the first quarter of 2020. The research covered under this arrangement is for the IL13Rα2-directed CAR T program, the CD123-directed CAR T program, and the Spacer technology. For the nine months ended September 30, 2020, the Company recorded $0.5 million in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement.

CD123 (MB-102) Clinical Research Support Agreement

In February 2017, the Company entered into a clinical research support agreement for the CD123-directed CAR T program (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA, the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the ongoing investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the CD123-directed CAR T program. For the three months ended September 30, 2021 and 2020, the Company recorded approximately $24,000 and $48,000, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement. For the nine months ended September 30, 2021 and 2020, the Company recorded $0.3 million and $0.3 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement.

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

For the three months ended September 30, 2021 and 2020, the Company recorded $0.2 million and $0.1 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of these agreements. For the nine months ended September 30, 2021 and 2020, the Company recorded $1.0 million and $0.4 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of these agreements.

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

For the three months ended September 30, 2021 and 2020, the Company recorded $0.1 million and $0.1 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement. For the nine months ended September 30, 2021 and 2020, the Company recorded $0.5 million and $0.8 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement.

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

For the three and nine months ended September 30, 2021, the Company recorded approximately $0.3 million and $0.5 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement.

PSCA (MB-105) Clinical Research Support Agreement

In October 2020, the Company entered into a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1 study to evaluate PSCA-specific chimeric antigen receptor (CAR)-T cells for patients with metastatic castration resistant prostate cancer.” The CAR T being studied under this protocol has been designated as MB-105. Under the terms of the agreement the Company paid COH $33,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier.

For the three months ended September 30, 2021, the Company recorded expense of approximately $23,000 pursuant to the terms of this agreement. For the nine months ended September 30, 2021, the Company recorded approximately $69,000 in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement.

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

For the three months ended September 30, 2021 and 2020, the Company recorded $0.5 million and $0.4 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement. For the nine months ended September 30, 2021 and 2020, the Company recorded $1.5 million and $1.1 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, the Company entered into a Data Transfer Agreement with St. Jude under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with XSCID.  Pursuant to the terms of this agreement the Company paid an upfront fee of $1.1 million on July 1, 2020, and will continue to reimburse St. Jude for costs incurred in connection with this trial.

For the three months ended September 30, 2021 and 2020, the Company recorded $0.3 million and $0.1 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement. For the nine months ended September 30, 2021 and 2020, the Company recorded $0.6 million and $1.7 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement.

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

For the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.5 million, respectively, in research and development expenses in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “MSA”) with Fortress for the three and nine months ended September 30, 2021 and 2020, respectively, expenses related to the MSA are recorded 50%in research and development expenses and 50% in general and administrative expenses in the Unaudited Condensed Statements of Operations. For the nine months ended September 30, 2021 and 2020, respectively, the Company recorded expense of $375,000 and $375,000, respectively, related to this agreement.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the nine months ended September 30, 2021, the Company issued 517,304 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $66.9 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $1.7 million in general and administrative expenses related to these shares during the nine months ended September 30, 2021.

Annual Stock Dividend

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 2,001,490 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2021. This was shown in the Statement of Stockholders’ Equity at December 31, 2020, as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $7.6 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2020.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Note 5 - Property and Equipment

At September 30, 2021 and December 31, 2020, Mustang’s property and equipment consisted of the following:

	Estimated Useful	September 30,	December 31,
($ in thousands)	Life (in years)	2021	2020
Computer equipment	3	$144	$68
Furniture and fixtures	5	370	181
Machinery and equipment	5	6,330	5,748
Leasehold improvements	9	7,653	5,099
Construction in process	N/A	1,019	499
Total property and equipment		15,516	11,595
Less: accumulated depreciation		(5,079)	(3,567)
Property and equipment, net		$10,437	$8,028

Depreciation expense for the three months ended September 30, 2021, and 2020, was approximately $0.6 million and $0.4 million, respectively, and was recorded in research and development expense in the Unaudited Condensed Statements of Operations. Depreciation expense for the nine months ended September 30, 2021, and 2020, was approximately $1.5 million and $1.2 million, respectively, and was recorded in research and development expense in the Unaudited Condensed Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At September 30, 2021 and December 31, 2020, accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2021	2020
Accounts payable	$4,629	$3,518
Research and development	2,801	2,862
Accrued compensation	2,006	2,009
Other	398	358
Total accounts payable and accrued expenses	$9,834	$8,747

Note 7 - Stockholders’ Equity

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of September 30, 2021, approximately $19.3 million of the 2020 S-3 remains available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of September 30, 2021, there have been no sales of securities under the 2021 S-3.

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

During the nine months ended September 30, 2021, the Company issued approximately 17.3 million shares of common stock at an average price of $3.87 per share for gross proceeds of $66.9 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $1.3 million. During the nine months ended September 30, 2020, the Company issued approximately 7.2 million shares of common stock at an average price of $3.56 per share for gross proceeds of $25.6 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $0.5 million.

Pursuant to the Founders Agreement, the Company issued 517,304 shares of common stock to Fortress at a weighted average price of $3.84 per share for the nine months ended September 30, 2021, and recorded 52,019 shares issuable to Fortress in connection with the shares issued under the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 117,405 shares of common stock to Fortress at a weighted average price of $3.56 per share for the nine months ended September 30, 2020, in connection with the shares issued under the Mustang ATM.

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

As of September 30, 2021, 3,447,642 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2021:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2020	1,141,675	$5.73	6.31
Outstanding at September 30, 2021	1,141,675	5.73	5.56
Options vested and exercisable at September 30, 2021	713,547	$5.73	5.56

As of September 30, 2021, the Company had unrecognized stock-based compensation expense related to options of approximately $12,000, which is expected to be recognized over the remaining weighted average vesting period of approximately 0.1 years.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2021:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2020	302,114	$4.93
Granted	68,870	3.63
Vested	(90,001)	6.69
Nonvested at September 30, 2021	280,983	$4.05

As of September 30, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.5 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.0 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the nine months ended September 30, 2021:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2020	1,468,559	$3.87
Granted	1,100,000	3.45
Forfeited	(298,687)	3.64
Vested	(298,690)	4.29
Nonvested at September 30, 2021	1,971,182	$3.60

As of September 30, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $3.8 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
General and administrative	$229	$348	$793	$1,213
Research and development	655	258	1,634	1,155
Total stock-based compensation expense	$884	$606	$2,427	$2,368

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

For the nine months ended September 30, 2021 and 2020, 114,321 and 140,856 shares, respectively, have been purchased and 744,823 shares are available for future sale under the Company’s ESPP.  The Company received proceeds of $0.3 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. Share-based compensation expense recorded was approximately $0.4 million for the nine months ended September 30, 2021.

Warrants

A summary of warrant activities for the nine months ended September 30, 2021, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2020	5,402,670	$8.21	1.39
Expired	(666,366)	8.50	—
Cashless exercised	(138)	—	—
Outstanding as of September 30, 2021	4,736,166	$8.16	0.73

Upon the cashless exercise of warrants, the Company will issue new shares of common stock.

Note 8 – Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less unvested restricted stock. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common shares pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of options and warrants, outstanding Class A preferred shares, and unvested restricted stock and restricted stock units, as their inclusion would be anti-dilutive.

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

	For the nine months ended September 30,
	2021	2020
Warrants	4,736,166	5,402,670
Options	1,141,675	1,141,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	280,983	302,114
Unvested restricted stock units	1,971,182	1,500,310
Total	8,380,006	8,596,769

Note 9 – Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

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

Our pipeline is currently focused in three core areas: gene therapy programs for rare genetic disorders, CAR T therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapy program, we have partnered with St. Jude in the development of a first-in-class ex vivo lentiviral treatment of  XSCID, and for our CAR T therapies we have partnered with the City of Hope National Medical Center (“COH”), Fred Hutchinson Cancer Research Center (“Fred Hutch”) and Nationwide Children’s Hospital (“Nationwide”).

Gene Therapy

In partnership with St. Jude and the National Institutes of Health (“NIH”), our lead gene therapy program is being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition also known as bubble boy disease in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials involving two different autologous cell products: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the NIH.

In May 2020, we submitted an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) to initiate a registrational multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. In response, the FDA identified Chemistry, Manufacturing, and Control (“CMC”) hold issues that the Company satisfactorily addressed in a December 2020 submission to the FDA, and the CMC hold was removed in January 2021. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival, and we are targeting topline data from the trial in the second half of 2023.

We further expect to file an IND in the fourth quarter of 2021 for a registrational multicenter Phase 2 clinical trial of lentiviral gene therapy in previously transplanted XSCID patients (MB-207). We anticipate enrolling 20 patients, and we are targeting topline data for this trial in the first half of 2024.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-102, and our clinical trial has begun enrollment for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm (“BPDCN”). On May 10, 2021, the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-106 for the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia, and in the first quarter of 2022 we expect to enroll the first patient in this trial. We plan to file an IND application for a multicenter Phase 1/2 trial for MB-104 for the treatment of patients with multiple myeloma once COH has established a safe and effective dose.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Ra2 (MB-101), HER2 (MB-103) and prostate stem cell antigen (“PSCA”) (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (GBM). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in the third quarter of 2022, we plan to file an IND application for the combination of MB-101 and MB-108 for the treatment of patients with GBM. In the third quarter of 2019, we announced that COH had started enrolling patients on a Phase 1 clinical trial of MB-101 in combination with nivolumab (commercial name: Opdivo®) and ipilimumab (commercial name: Yervoy®) in patients with recurrent malignant glioma. In the fourth quarter of 2020 we announced that COH had initiated a Phase 1, two-arm clinical trial of MB-101 in patients with leptomeningeal brain tumors (e.g., glioblastoma, ependymoma or medulloblastoma). We also plan to file IND applications and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer.

Recent Events

Leiden University Medical Centre License

On November 10, 2021, the Company announced that it has executed an exclusive license agreement with Leiden University Medical Centre (“LUMC”) for a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1 severe combined immunodeficiency (“RAG1-SCID”). The therapy, which includes low-dose conditioning prior to reinfusion of the patients’ own gene-modified blood stem cells, is currently being evaluated in a Phase 1/2 multicenter clinical trial in Europe. The ongoing clinical trial recently enrolled its first patient, and additional clinical sites are expected to be added in the near future. The RAG1-SCID program has been granted Orphan Drug Designation by the European Medicines Agency.

The Company also established an ongoing partnership with Frank J. Staal, Ph.D., professor of Molecular Stem Cell Biology and molecular immunologist, whose laboratory developed the therapy. Dr. Staal will continue the development of additional lentiviral gene therapies in his lab, to which we have rights under the agreement.

The RAG1-SCID therapy expands the pipeline of ex vivo lentiviral gene therapies we are currently developing. The lead programs, MB-107 and MB-207, are being investigated for the treatment of XSCID. A pivotal multicenter trial studying MB-107 is expected to enroll its first patient in the first quarter of 2022. Combined, XSCID and RAG1-SCID make up almost 60% of all SCID cases combined.

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

On November 4, 2021, the Company announced that interim Phase 1/2 data on MB-106 have been selected for a poster presentation at the 63rd American Society of Hematology Annual Meeting (“ASH2021”), which is being held from December 11-14, 2021.

The abstract posted on the ASH2021 website reported on 16 patients [12 follicular lymphoma (FL), 2 mantle cell lymphoma (MCL), 1 CLL and 1 diffuse large B-cell lymphoma (DLBCL)] treated following a major cell manufacturing process modification. CAR T cells are administered at one of 4 dose levels (DL): DL1: 3.3x105, DL2: 1x106, DL3: 3.3x106, DL4: 1x107 CAR T cells/kg. All DLs were reached, with no dose-limiting toxicities observed to date.

The overall response rate (ORR) was 94% (15/16) with a complete response (CR) rate of 62% (10/16). In patients with FL (n=12), ORR was 92% (11/12) and CR rate was 75% (9/12). Among patients with FL who received DL 3 or 4, the CR rate was 86%. The patient with CLL had a PET-negative CR and undetectable measurable residual disease in peripheral blood and bone marrow by flow cytometry at a sensitivity of 10-4 (uMRD4) on day 28. The patient with DLBCL achieved a partial response (PR) on day 28, and a repeat PET on day ~90 showed deepening of the PR. Among patients who achieved a CR, only one patient with FL relapsed after 9 months. All other CRs are ongoing (range: 3-18 months). CAR T persistence was lost at day 95 in one patient who had progression and proceeded to other anti-lymphoma treatment; 2 other patients lost CAR T engraftment by day 181 and 201 with B-cell recovery. All other patients continue to have detectable CAR T cells as of last follow-up (maximum of 13 months post-infusion).

Among the 16 total patients reported in the abstract, there were seven occurrences of cytokine release syndrome (4 patients with Grade 1 and 3 patients with Grade 2) and one occurrence of Grade 2 immune effector cell-associated neurotoxicity syndrome. One patient with CLL developed Grade 3 temporary neuropathic pain which, in the absence of other explanation, was attributed to CAR T therapy. No patients had tumor lysis syndrome or Grade 3-4 infections. Thrombocytopenia (Grade 3-4: 19%) and neutropenia (Grade 3-4: 94%) were common, but there were no bleeding complications, and the rate of febrile neutropenia was 19%.

NIH Grant For MB-106 CD20-Targeted CAR T Cell Therapy

On November 1, 2021, we announced that the Company was awarded a grant of approximately $2 million from the National Cancer Institute. This two-year grant will partially fund the Phase 1, Open Label, Multicenter Trial to Assess the Safety, Tolerability and Efficacy of MB-106, a CD20-targeted, autologous CAR T cell therapy for patients with relapsed or refractory B-cell non-Hodgkin lymphomas (“NHL”) or chronic lymphocytic leukemia (“CLL”).

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

Mayo Clinic License

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

At-the-Market Offering

During the nine months ended September 30, 2021, the Company issued approximately 17.4 million shares of common stock at an average price of $3.87 per share for gross proceeds of $66.9 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $1.3 million.

Critical Accounting Policies and Use of Estimates

See Note 2 to our Financial Statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	For the three months ended September 30,		Change
($in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$14,083	$7,987	$6,096	76%
Research and development – licenses acquired	630	287	343	120%
General and administrative	2,364	2,153	211	10%
Total operating expenses	17,077	10,427	6,650	64%
Loss from operations	(17,077)	(10,427)	(6,650)	64%

Other income (expense)
Interest income	75	162	(87)	(54)%
Interest expense	(3)	(2,687)	2,684	(100)%
Total other income (expense)	72	(2,525)	2,597	(103)%
Net Loss	$(17,005)	$(12,952)	$(4,053)	31%

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

For the three months ended September 30, 2021 and 2020, research and development expenses were $14.1 million and $8.0 million, respectively. The increase of approximately $6.1 million is primarily due to higher expenses of $1.2 million for personnel related expenses, $1.3 million for third party clinical trial costs, $1.0 million for sponsored research and clinical trial agreements, $0.9 million for laboratory supplies, $0.7 million for consulting and professional fees, $0.4 million for stock-based compensation, $0.3 million for outside services expense and $0.3 million for all other expenses.

For the three months ended September 30, 2021 and 2020, research and development expenses for licenses acquired were approximately $0.6 million and $0.3 million, respectively. For the three months ended September 30, 2021, we expensed approximately $0.3 million related to our PSCA license with City of Hope and approximately $0.4 million related to our license with Leiden University Medical Centre. For the three months ended September 30, 2020, we expensed $0.2 million related to our license with Calimmune and $0.1 million related to our LentiBOOSTTM license with SIRION.

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

For the three months ended September 30, 2021 and 2020, general and administrative expenses were $2.4 million and $2.2 million, respectively. The increase of approximately $0.2 million is primarily attributed to $0.3 million for consulting and professional services expenses and $0.2 million for personnel related expenses, partially offset by $0.4 million decrease for shares issued to Fortress, which equaled 2.5% of the gross proceeds from the At-the-Market offering.

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

Other Income or Expense

For the three months ended September 30, 2021 and 2020, other income (expense) was $0.1 million and ($2.5) million, respectively. The decrease of approximately $2.6 million in expense is primarily attributed to $2.7 million lower interest expense related to the prepayment of the venture debt financing agreement with Horizon Technology Finance Corporation (the “Horizon Notes”) and lower interest income of approximately $0.1 million.

Comparison of the Nine months Ended September 30, 2021 and 2020

	For the nine months ended September 30,		Change
($in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$36,603	$27,131	$9,472	35%
Research and development – licenses acquired	1,630	1,837	(207)	(11)%
General and administrative	8,371	7,100	1,271	18%
Total operating expenses	46,604	36,068	10,536	29%
Loss from operations	(46,604)	(36,068)	(10,536)	29%

Other income (expense)
Interest income	294	567	(273)	(48)%
Interest expense	(11)	(3,906)	3,895	(100)%
Total other income (expense)	283	(3,339)	3,622	(108)%
Net Loss	$(46,321)	$(39,407)	$(6,914)	18%

Research and Development Expenses

For the nine months ended September 30, 2021 and 2020, research and development expenses were $36.6 million and $27.1 million, respectively. The increase of approximately $9.5 million is primarily due to higher expenses of $3.6 million for laboratory supplies, $2.2 million for personnel related expenses, $2.2 million for consulting and professional fees, $0.5 million for stock-based compensation expense, $0.3 million for depreciation and $0.7 million for all other expenses.

For the nine months ended September 30, 2021 and 2020, research and development expenses for licenses acquired were approximately $1.6 million and $1.8 million, respectively. For the nine months ended September 30, 2021, we expensed approximately $0.4 million related to our license with Leiden University Medical Centre, $0.5 million related to our licenses with COH, $0.8 million related to our license with the Mayo Foundation and $30,000 in connection with our license agreement with Calimmune. For the nine months ended September 30, 2020, we expensed approximately $1.3 million related to our licenses with COH, $0.3 million related to our CD20 Technology License with Fred Hutch, $0.2 million in connection with our license agreement with Calimmune and $0.1 million related to our LentiBOOSTTM license with SIRION.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $8.4 million and $7.1 million, respectively. The increase of approximately $1.3 million is primarily attributed to $0.5 million for state taxes, $0.4 million for personnel related expenses and $0.4 million for consulting and professional services expenses.

Other Income or Expense

For the nine months ended September 30, 2021 and 2020, other income (expense) was $0.3 million and ($3.3) million, respectively. The decrease of approximately $3.6 million in expense is primarily attributed to $3.9 million lower interest expense related to the prepayment of the Horizon Notes and lower interest income of approximately $0.3 million.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, the Company had an accumulated deficit of $231.8 million.

The Company has funded its operations to date primarily through the sale of equity. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2021, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.

In addition to the foregoing, the Company has experienced minimal impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. The Company has experienced some delays in clinical trial accrual, as well as in the availability and delivery of certain consumables and raw materials used in its laboratory and manufacturing operations due to the negative impact of COVID-19 on the global supply chain.

Cash Flows for the Nine months Ended September 30, 2021 and 2020

	For the nine months ended September 30,
($in thousands)	2021	2020
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(38,964)	$(27,844)
Investing activities	(3,889)	(2,948)
Financing activities	65,928	44,630
Net change in cash, cash equivalents and restricted cash	$23,075	$13,838

Operating Activities

Net cash used in operating activities was $39.0 million for the nine months ended September 30, 2021, compared to $27.8 million for the nine months ended September 30, 2020.

Net cash used in operating activities for the nine months ended September 30, 2021, was primarily due to approximately $46.3 million in net loss, partially offset by $1.7 million of equity fee on issuance of common shares to Fortress Biotech, $2.4 million of non-cash stock compensation expenses, $1.5 million of depreciation and $1.6 million of research and development-licenses acquired.

Net cash used in operating activities for the nine months ended September 30, 2020, was primarily due to approximately $39.4 million in net loss, partially offset by $2.4 million of non-cash stock compensation expenses, $2.3 million of accretion of debt discount, $1.8 million of research and development-licenses acquired, $1.6 million of equity fee on issuance of common shares to Fortress Biotech, $1.2 million of depreciation and $2.1 million in change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021, was primarily due to $2.6 million purchases of fixed assets and $1.3 million in purchases of research and development licenses.

Net cash used in investing activities for the nine months ended September 30, 2020, was primarily due to $1.7 million in purchases of research and development licenses and $1.2 million purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $65.9 million during the nine months ended September 30, 2021, due to gross proceeds of $66.9 million, net of offering costs of $1.3 million, from the Mustang ATM; and $0.3 million raised from the issuance of the Company’s common shares in connection with the ESPP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the nine months ended September 30, 2021, there were no material changes to our interest rate risk disclosures, market risk disclosures or foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

With respect to the quarter ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $231.8 million as of September 30, 2021. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of September 30, 2021, we had $130.9 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

General Risks

Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information, including, but not limited to, information related to our intellectual property and proprietary business information, personal information, and other confidential information. It is critical that we maintain such confidential information in a manner that preserves its confidentiality and integrity. Furthermore, we have outsourced elements of our operations to third party vendors, who each have access to our confidential information, which increases our disclosure risk.

We are in the process of implementing our internal security and business continuity measures and developing our information technology infrastructure. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, data center facilities, lab equipment, and connection to the internet, face the risk of breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, and could result in financial, legal, business, and reputational harm to us.

In addition, the loss or corruption of, or other damage to, clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates or any future drug candidates and to conduct clinical trials, and similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Sophisticated cyber attackers (including foreign adversaries engaged in industrial espionage) are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of proprietary information, including trade secrets. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies.

Any security breach or other event leading to the loss or damage to, or unauthorized access, use, alteration, disclosure, or dissemination of, personal information, including personal information regarding clinical trial subjects, contractors, directors, or employees, our intellectual property, proprietary business information, or other confidential or proprietary information, could directly harm our reputation, enable competitors to compete with us more effectively, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Each of the foregoing could result in significant legal and financial exposure and reputational damage that could adversely affect our business. Notifications and follow-up actions related to a security incident could impact our reputation or cause us to incur substantial costs, including legal and remediation costs, in connection with these measures and otherwise in connection with any actual or suspected security breach. We expect to incur significant costs in an effort to detect and prevent security incidents and otherwise implement our internal security and business continuity measures, and actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

The costs related to significant security breaches or disruptions could be material, and our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored or processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and will depend on future developments that cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat for COVID-19. Although, as of the date of this Annual Report on Form 10-K, we do not expect any material impact on our long-term activity, we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. The Company has experienced some delays in clinical trial accrual and in the availability and delivery of certain consumables and raw materials used in its laboratory and manufacturing operations due to the impact of COVID-19 on the global supply chain.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 12, 2021	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Achenbach
Brian Achenbach
Senior Vice President of Finance & Corporate Controller
(Principal Financial Officer)