Form 10-K
period 2021-12-31
MUSTANG BIO, INC.
filed 2022-03-23
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ⌧

Class of Common Stock	Outstanding Shares as of March 18, 2022
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	99,445,369

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Our pipeline is currently focused in three core areas: gene therapies for rare genetic disorders, chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapies, we have partnered with St. Jude Children’s Research Hospital (“St. Jude”) in the development of a first-in-class ex vivo lentiviral treatment of X-linked severe combined immunodeficiency (“XSCID”) and with Leiden University Medical Centre (“LUMC”) for RAG1 severe combined immunodeficiency (“RAG1-SCID”). For our CAR T therapies we have partnered with the City of Hope National Medical Center (“COH”), Fred Hutchinson Cancer Research Center (“Fred Hutch”), Nationwide Children’s Hospital (“Nationwide”) and the Mayo Foundation for Medical Education and Research (“Mayo Clinic”).

Gene Therapies

In partnership with St. Jude, our XSCID gene therapy programs (MB-107 and MB-207) are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials involving two different autologous cell products: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”). In January 2021 we received approval to proceed with our Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) to initiate a pivotal non-randomized multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. In January 2022, the FDA issued a hold, pending Chemistry, Manufacturing and Controls (“CMC”) clearance, on our IND application to conduct a pivotal non-randomized multicenter Phase 2 clinical trial of MB-207 in previously transplanted XSCID patients.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial began enrollment in 2020 for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm. In May 2021, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-106, and we expect to begin the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia in the first half of 2022. We plan to file an IND for a multicenter Phase 1/2 trial for MB-104 for the treatment of patients with multiple myeloma once COH has established a safe and effective dose.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Rα2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in the second half of 2022, we plan to file an IND for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with relapsed or refractory GBM and anaplastic astrocytoma,. In the third quarter of 2019, we announced that COH had started enrolling patients on a Phase 1 clinical trial of MB-101 in combination with nivolumab (commercial name: Opdivo®) and ipilimumab (commercial name: Yervoy®) in patients with recurrent malignant glioma (ClinicalTrials.gov Identifier: NCT04003649). In the fourth quarter of 2020 we announced that COH had initiated a Phase 1, two-arm clinical trial of MB-101 in patients with leptomeningeal brain tumors (e.g., glioblastoma, ependymoma or medulloblastoma; ClinicalTrials.gov Identifier: NCT04003649).

We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer. Finally, the Company is collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. Mustang plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we have an accumulated deficit of $251.8 million.

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

PRODUCTS UNDER DEVELOPMENT

Gene Therapies for Rare Genetic Disorders

MB-107 and MB-207 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

XSCID is a rare genetic immune system condition also known as bubble boy disease, in which affected patients do not live beyond infancy without treatment. Mustang Bio’s first-in-class ex vivo lentiviral gene therapy for XSCID is currently being administered as two distinct cellular products using the same lentiviral vector in two phase 1/2 clinical trials: (1) a multicenter trial of MB-107 in newly diagnosed patients being led by St. Jude and including also UCSF Benioff Children’s Hospital San Francisco (“UCSF”) and Seattle Children’s Hospital (“Seattle Children’s”) (ClinicalTrials.gov Identifier: NCT01512888) and (2) a single center trial of MB-207 at the NIH in patients who have previously undergone hematopoietic stem cell transplantation (ClinicalTrials.gov Identifier: NCT01306019).

The most recent peer-reviewed presentations by the respective investigators for these two trials occurred at the 61st Annual Meeting of the American Society of Hematology (“ASH”) in December 2019, at which time 24 patients had been treated in total. Eleven patients under the age of two years had been treated at St. Jude and UCSF and thirteen patients 3 to 34 years of age had been treated at the NIH.

The existing data from these 24 patients were encouraging. In the initial stage of accrual to the Phase 1/2 NIH trial, eight patients (referred to as Cohort A) were followed for 3 to 7 years. Among Cohort A, seven patients aged 3 to 23 years increased host T cells chimerism from 0-2% to 28-93% and had normal T cell proliferation response. These seven patients also normalized their IgM levels, and four of these patients were able to discontinue immunoglobulin replacement therapy. In addition, gradual clinical benefit was observed in the clearance of chronic norovirus and associated abdominal complaints, malabsorption, and growth retardation, with six of seven affected patients being cured of their disease. Five of six patients resolved their protein-losing enteropathy.

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

Subsequent to the initiation of the NIH trial, eleven patients under two years old who had not previously undergone hematopoietic stem cell transplantation (“HSCT”) were treated with the ex-vivo gene therapy in a St. Jude/UCSF/Seattle Children’s Phase 1/2 trial, resulting in highly encouraging results. Low-dose busulfan conditioning caused non-hematologic adverse events in only two patients (mild mucositis; mucositis, hair loss), and no patients required blood product support. All 11 patients had robust hematopoietic recovery within 3-4 weeks post cell infusion, and the nine patients who had a follow-up of greater than 3 months achieved normal-for-age T-cell and natural killer (“NK”)-cell numbers within 3-4 months post gene therapy. Five patients were reported to have successfully discontinued intravenous immunoglobulin (“IVIG”) therapy, of whom 3 responded to vaccines. Median vector copy number (“VCN”) at 12 months post-gene therapy in the seven patients who had a follow-up of greater than 12 months was 2.25 VCN/cell (range: 1.24-3.03) in T cells, 0.34 VCN/cell (range: 0.23-1.25) in B cells, 1.55 VCN/cell (range 1.27-3.39) in NK cells, and 0.08 VCN/cell (range: 0.03-0.76) in myeloid cells in peripheral blood, and 0.10 (range: 0.05-0.66) in CD34+ bone marrow cells, respectively. With a median follow-up of 23.6 months, no evidence of malignant transformation was observed.

In a press release dated February 2, 2021, Mustang Bio provided a high-level update to the two ongoing phase 1/2 trials. That press release disclosed that all 11 patients enrolled on the St. Jude/USCF/Seattle Children’s trial continued to do well, and 5 additional patients had been enrolled at the time of the most recent analysis in early September 2020. At that time, follow-up for these 16 patients ranged from 3 months to 47 months. Similar to previous reports, the therapy continued to be well tolerated in all patients, and stable vector marking was noted in all lineages, with successful engraftment of genetically-modified T-, B-, & NK-cells. All patients cleared pre-existing infections, no new severe infections were noted, and all patients were outpatients. Finally, there was no evidence of malignant transformation at a median follow up of 2 years.

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

MB-110 (Ex vivo Lentiviral Therapy for RAG1 Severe Combined Immunodeficiency (SCID))

In partnership with LUMC, our RAG1-SCID gene therapy program (MB-110) is being conducted under an exclusive license to develop a first-in-class ex vivo treatment for a rare genetic immune system condition. Severe combined immunodeficiency due to complete recombinase-activating gene-1 (RAG1) deficiency is a rare, genetic severe combined immunodeficiency disorder due to null mutations in the RAG1 gene resulting in less than 1% of wild type V(D)J recombination activity. Patients present with neonatal onset of life-threatening, severe, recurrent infections by opportunistic fungal, viral and bacterial micro-organisms, as well as skin rashes, chronic diarrhea, failure to thrive and fever. Immunologic observations include profound T- and B-cell lymphopenia, low or absent serum immunoglobulins, and normal natural killer cell counts. As is the case with other types of SCID, RAG1-SCID is fatal in infancy unless immune reconstitution is achieved with hematopoietic stem cell transplantation (HSCT).

MB-110, which includes low-dose conditioning prior to reinfusion of the patients’ own gene-modified blood stem cells, is currently being evaluated in a Phase 1/2 multicenter clinical trial in Europe. The ongoing clinical trial has enrolled its first patient, and additional clinical sites are expected to be added in the near future. The RAG1-SCID program has been granted Orphan Drug Designation by the European Medicines Agency.

Mustang also established an ongoing partnership with Frank J. Staal, Ph.D., professor of Molecular Stem Cell Biology and molecular immunologist at LUMC, whose laboratory developed the therapy. Dr. Staal will continue the development of additional lentiviral gene therapies in his lab, to which Mustang Bio has rights under the agreement.

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

MB-104 (CS1 CAR T for Multiple Myeloma and Light Chain Amyloidosis)

CS1 (also known as CD319, CRACC and SLAMF7) was identified as an NK cell receptor regulating immune functions. It is also expressed on B cells, T cells, dendritic cells, NK-T cells, and monocytes. CS1 is overexpressed in multiple myeloma (“MM”) and light chain amyloidosis (“AL”), which makes it a good target for immunotherapy. A humanized anti-CS1 antibody, elotuzumab (Empliciti™), has shown promising results in clinical studies and was initially approved by the FDA in 2015 in combination with lenalidomide and dexamethasone for the treatment of patients with multiple myeloma who have received one to three prior therapies. Despite great advances in treatment, MM remains an incurable malignancy of plasma cells. AL is a protein deposition disorder that is a result of a plasma cell dysplasia, similar to MM. Immunotherapy is an attractive approach for AL because of the low burden of disease. Our academic partners at COH have developed a novel second generation CS1-specific CAR T cell therapy. In preclinical studies, they have demonstrated efficacy of these CAR T cells, both in vitro and in vivo, within the context of clinically relevant models of MM and AL. COH is evaluating the safety of this CS1-specific CAR T cell therapy in a Phase 1 trial that commenced in the first half of 2019 (ClinicalTrials.gov Identifier: NCT03710421). Once COH has established a safe and effective dose for MB-104 in this trial, we expect to file an IND for a multicenter Phase 1/2 trial for the treatment of patients with MM.

MB-106 (CD20 CAR T for B cell non-Hodgkin lymphoma (NHL) and chronic lymphocytic leukemia (CLL))

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

More than 70,000 new cases of NHL are diagnosed each year in the United States, and more than 19,000 patients die of this group of diseases annually. Most forms of NHL including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma, which account collectively for ~45% of all cases of NHL, are incurable with available therapies, except for allogenic hematopoietic stem cell transplant (“allo-SCT”). However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft-versus-host disease. Aggressive B-cell lymphomas such as diffuse large B-cell lymphoma account for an additional 30-35% of NHL. The majority of patients with aggressive B-NHL are successfully treated with combination chemotherapy, but a significant proportion relapse or have refractory disease, and the outcome of these patients is poor. Innovative new treatments are therefore urgently needed.

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

Fred Hutch has an open IND for a Phase 1/2 clinical study to evaluate the anti-tumor activity and safety of administering CD20-directed third-generation CAR T cells incorporating both 4-1BB and CD28 co-stimulatory signaling domains  (MB-106) to patients with relapsed or refractory B-cell NHL or CLL (ClinicalTrials.gov Identifier: NCT03277729). Secondary endpoints include safety and toxicity, preliminary antitumor activity as measured by overall response rate and complete remission rate, progression-free survival, and overall survival. The trial will also assess CAR T cell persistence and determine the potential immunogenicity of the cells, and Mustang together with Fred Hutch will determine a recommended Phase 2 dose. Fred Hutch intends to enroll approximately 30 subjects on the trial, which is being led by principal investigator Mazyar Shadman, M.D., M.P.H., Assistant Member of Fred Hutch’s Clinical Research Division. This IND was submitted on February 24, 2017, with Fred Hutch as the sponsor.

The IND was amended in 2019 to incorporate an optimized manufacturing process that had been developed in collaboration with Mustang. Due to the expected increased potency of the CAR-T cells, the dose in the first cohort treated with this optimized manufacturing process was reduced back to the cohort 1 dose of 3.3 x 105 CAR T cells/kg. The first patient treated in this cohort had follicular lymphoma that had relapsed after initial therapy, maintenance therapy, and two salvage regimens. She achieved a complete response (“CR”) on Day 28, and no cytokine release syndrome (“CRS”) or neurologic toxicity was observed. While this initial success using the optimized MB-106 process is important, additional clinical testing is necessary, and accrual to the trial continues.

In December 2020, at the 62nd American Society of Hematology Annual Meeting, Mustang and Fred Hutch announced interim data in patients with relapsed or refractory B-cell NHL from the ongoing Phase 1/2 clinical trial of MB-106 at Fred Hutch. Data presented by Fred Hutch reported on an initial seven patients treated without response and without significant CAR T cell expansion or persistence. Among these 7 patients there was one occurrence of CRS (CRS; grade 3 – unexplained alkaline phosphatase elevation in the setting of fever), and there were no occurrences of immune effector cell-associated neurotoxicity syndrome (“ICANS”). Subsequently the trial was put on hold while Fred Hutch collaborated with Mustang to undertake a major modification in the cell manufacturing process.

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

In December 2021, we announced MB-106 data presented at ASH2021. Dr. Mazyar Shadman of Fred Hutch updated interim data showing a 95% overall response rate, 65% complete response rate and favorable safety profile from the ongoing Phase 1/2 clinical trial for NHL and CLL. No patient experienced CRS or ICANS ≥ grade 3.

CAR T Therapies for Solid Tumors

MB-101 (IL13Rα2 CAR T Cell Program for Glioblastoma)

GBM is the most common brain and central nervous system (“CNS”) cancer, accounting for 45.2% of malignant primary brain and CNS tumors, 54% of all gliomas, and 16% of all primary brain and CNS tumors. More than 13,000 new glioblastoma cases were predicted in the U.S. for 2020. Malignant brain tumors are the most common cause of cancer-related deaths in adolescents and young adults aged 15-39 and the most common cancer occurring among 15-19 year-olds in the U.S. While GBM is a rare disease [2-3 cases per 100,000 persons per year in the U.S. and European Union (“EU”)], it is quite lethal, with five-year survival rates historically under 10%. Standard of care therapy consists of maximal surgical resection, radiation and chemotherapy with temozolomide, which, while rarely curative, is shown to extend median overall survival from 4.5 to 15 months. GBM remains difficult to treat due to the inherent resistance of the tumor to conventional therapies.

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

Our academic partners at COH have an open IND to assess the feasibility and safety of using TCM or TN/MEM enriched IL13Rα2-specific CAR engineered T cells for clinical study participants with recurrent/refractory malignant glioma (ClinicalTrials.gov Identifier: NCT02208362). This IND was submitted in October 2014, with COH as the sponsor. COH has enrolled and treated 65 patients as of

December 31, 2021. In the annual meeting of the American Association for Cancer Research in April 2018, our collaborators at COH presented the preliminary data for patients enrolled on Arm 2 of the protocol (the “Intracavitary Arm”). The investigators reported that the CAR T cells were well-tolerated, meaning that no dose-limiting toxicities had been seen to date. In 2016 the investigators reported on a patient that they determined had a complete response to treatment based on the imaging and clinical features set forth by the Response Assessment in Neuro-Oncology Criteria (“RANO”). This result was published as a case report in the New England Journal of Medicine (Brown CE et al. NEJM. 2016;375:2561-9). As described in the paper, a patient with recurrent multifocal glioblastoma received multiple infusions of IL13Rα2-specific CAR T cells over 220 days through two intracranial delivery routes – infusions into the resected tumor cavity followed by infusions into the ventricular system. Intracranial infusions of IL13Rα2-targeted CAR T cells were not associated with any toxic effects of grade 3 or higher. After CAR T-cell treatment, regression of all intracranial and spinal tumors was observed, along with corresponding increases in levels of cytokines and immune cells in the cerebrospinal fluid. This clinical response was sustained for 7.5 months after the initiation of CAR T-cell therapy; however, the patient’s disease eventually recurred at four new locations that were distinct and non-adjacent to the original tumors, and biopsy of one of these lesions showed decreased expression of IL13Rα2. With enrollment in this Phase 1 study nearly complete, COH has established the recommended Phase 2 dose, schedule and route of administration, as well as optimal T cell selection. Results from this study have laid the foundation for 3 new MB-101 studies:

1.	MB-101 with or without nivolumab and ipilimumab in treating patients with recurrent or refractory glioblastoma (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04003649);
2.	MB-101 in treating patients with recurrent or refractory glioblastoma with a substantial component of leptomeningeal disease (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04661384);
3.	MB-101 in combination with the C134 oncolytic virus (MB-108) in treating patients with recurrent or refractory glioblastoma (IND filing expected in the second half of 2022). This combination will be referred to as MB-109.

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

In October 2020,we announced initial data from the Phase 1 clinical trial in patients with PSCA-positive castration-resistance prostate cancer (“CRPC”). In a presentation at the 2020 Annual Prostate Cancer Foundation Scientific Retreat, the COH principal investigator reported results from a highly refractory patient treated with MB-105 who experienced a 94 percent reduction in prostate-specific antigen (“PSA”), near complete reduction of measurable soft tissue metastasis by computerized tomography, and improvement in bone metastases by magnetic resonance imaging. We believe additional data could potentially be provided in the second half of 2022.

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

UAB is the clinical trial site for the Phase 1 trial of MB-108, and the site has initiated a Phase 1 trial that began enrolling patients in 2019 (ClinicalTrials.gov Identifier: NCT03657576). The primary objective of this study is to determine the safety and tolerability of stereotactic intracerebral injections of escalating doses of MB-108 and to determine the maximally tolerated dose (“MTD”) of the oncolytic virus. Secondary objectives are to obtain preliminary information about the potential benefit of MB-108 in the treatment of patients with recurrent malignant gliomas, including relevant data on markers of efficacy, including time to tumor progression and patient survival. In 2021, we intend to combine MB-108 with MB-101 to potentially enhance efficacy in treating GBM. This trial has been on clinical hold since October 2020 due to toxicity at the highest dose level, and UAB expects FDA clearance in the first half of 2021 in order to resume enrolling patients at a lower dose level. As a result of this clinical hold, as well as COVID-19 virus-related accrual delays in 2020, we expect that IND filing for the combination trial of MB-108 with MB-101 (MB-109) will be delayed until the fourth quarter of 2022.

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

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license, if available, under such patent or to develop or obtain alternative technology. In the event of litigation involving a third party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third party proprietary rights. Litigation would not only involve substantial costs but would also involve substantial time commitments on the part of our key executives and research and development personnel.

In March 2015, we licensed intellectual property related to CAR T technology from COH. The portfolio of rights licensed from COH now includes patents and application directed to CARs targeting IL13Rα2, CD123, CS1, HER2, and PSCA, as well as rights related to modified CAR hinge regions and methods of preparing CAR T cells in particular subpopulations of cell and administering CAR T cells. The intellectual property licensed thereunder relating to IL13Rα2-targeting CARs includes granted patents in the U.S., Australia, China, Europe, Russia, Japan, Hong Kong, Israel, and Mexico, and this patent family further includes pending applications in the U.S., Australia, Brazil, Canada, China, Europe, South Korea, Russia, Japan, Israel, Mexico, and New Zealand. Any patents issuing from the IL13Rα2-targeting CAR will expire no sooner than 2035. The licensed intellectual property relating to relating to CD123-targeting CARs includes issues patents in the U.S., China, Europe, Hong Kong, Israel, Japan, South Korea, and Mexico, and this patent family further includes pending applications in the U.S., Australia, Brazil, China, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, and New Zealand. Any patents issuing from the CD123-targeting CAR will expire no sooner than 2033. The licensed intellectual property relating to relating to CS1-targeting CARs includes issues patents in the U.S., Australia, Israel, and Russia, as well as pending applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, South Korea, Mexico, Japan, Russia, and New Zealand. Any patents issuing from the CS1-targeting CAR will expire no sooner than 2035, and some patents relating to particular methods involving CS1-targeting CARs will expire no sooner than 2038. The licensed intellectual property relating to relating to HER2-targeting CARs includes issues patents in Japan and Russia, as well as pending applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, Russia, Mexico, and New Zealand. Any patents issuing from the HER2-targeting CAR will expire no sooner than 2036. The licensed intellectual property relating to relating to PSCA-targeting CARs includes issues patents in Europe and Hong Kong, as well as pending applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, Russia, and New Zealand. The licensed intellectual property relating to relating modified CAR hinge regions includes issues patents in China, Europe, and Japan, as well as pending applications in the U.S., Australia, China, and Europe. The patents issuing from the modified CAR hinge region family will expire no sooner than 2034. The licensed intellectual property relating to relating to method of preparing or administering CAR T cells includes issues patents in China, Europe, and Japan, as well as pending applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, Israel, Mexico, Russia, and New Zealand. The patents relating to these technologies will expire no sooner than 2035 or, in the case of the administration methods, 2036.

Also, in March 2015, we executed a sponsored research agreement with COH, pursuant to which research is performed in the laboratory of Drs. Stephen Forman and Christine Brown. The sponsored research agreement gives us the right to first negotiation under specified maximum terms regarding any future inventions arising from the laboratory.

In May 2017, we licensed intellectual property related to CAR T technology for targeting CD20 from Fred Hutch. The intellectual property includes an international application under the Patent Cooperation Treaty (i.e., a PCT application), which has now matured into several issued patents, including issued patents in the U.S. and Europe, as well as pending applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand, and Russia. These applications contain claims relating to various CD20-targeting CAR constructs and CAR T cells, as well as methods of making and using the same. The national stage applications claiming priority to the PCT application were filed in May 2018 in order to begin substantive examination of the claims. Patents maturing from these national stage applications will expire no sooner than March 2037.

In March 2017, we licensed intellectual property related to antibodies and binding agents that specifically bind to PSCA from the University of California Los Angeles (“UCLA”). The intellectual property includes multiple granted patents and pending applications from around the world including the U.S., Europe, Japan, China, and Canada. The granted patents and patents maturing from the pending applications will expire no sooner than March 2027.

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

In September 2020, we entered into an exclusive, worldwide licensing agreement with SIRION Biotech for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207. This license includes right to granted patents and pending applications in the U.S., Europe, Japan, and Israel. In December 2021 this licensing agreement was amended to include CD20-directed CAR Ts in addition to lentiviral stem cell gene therapy for the treatment of XSCID.

In November 2021, we entered into an exclusive, worldwide licensing agreement with Leiden University Medical Centre for a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1 severe combined immunodeficiency (“RAG1-SCID”).

In August 2021, we entered into an exclusive license agreement with Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and potentially allow such therapies to be used as an off-the-shelf therapy.

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

In addition to the technology the company has in-licensed, Mustang has also developed its own proprietary intellectual property, both alone and in conjunction with COH. In particular, Mustang owns pending applications in the U.S. and Europe directed to methods for manufacturing cell-based therapeutics, and pending applications in the U.S., Taiwan, and PCT relating to anti-idiotype antibodies. Mustang and COH also own as co-applicants pending application in the U.S., Taiwan, and PCT directed to methods of treating hematological cancers with a combination therapy.

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

City of Hope

In February 2017, the Company and COH amended and restated their license agreement, dated March 17, 2015 (the “Original Agreement”), by entering into three separate amended and restated exclusive license agreements, one relating to the CD123-directed CAR T program, one relating to the IL13Rα2-directed CAR T program, and one relating to the Spacer technology (described below). The total potential consideration payable to COH by the Company, in equity or cash, did not in the aggregate change materially from the Original Agreement. As of December 31, 2021, COH owns 845,385 shares of Class A common stock representing approximately 0.9% of ownership, and has the right to appoint a director to the Board of Directors (the “Board”). The Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

In addition, the Company entered into a sponsored research agreement with COH under which the Company has funded continued research in the amount of $2.0 million per year, payable in four equal installments, which ended in the first quarter of 2020. The research covered under this arrangement is for the IL13Rα2-directed CAR T program, the CD123-directed CAR T program, and the Spacer technology.

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

Sponsored Research Agreement - IL13Rα2 and C134 Combination

In October 2020, the Company entered into a Sponsored Research Agreement (“SRA”) with COH to conduct combination studies of a potential IL13Rα2 CAR and C134 oncolytic virus therapy. Pursuant to the SRA, the Company funded research in the amount of $0.3 million for the program.

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

In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million for the treatment of five patients with chronic lymphocytic leukemia (“CLL”) and other research costs.

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

Pursuant to the agreement, the Company paid SIRION a one-time upfront fee of $0.1 million. In addition, SIRION is eligible to receive additional payments totaling up to approximately $9.1 million upon the achievement of certain development and commercialization milestones. Royalty payments in the low- to mid-single digits are due on aggregate cumulative worldwide net sales of licensed products.

In December 2021 this licensing agreement was amended to include CD20-directed CAR Ts. SIRION is eligible to receive additional payments totaling up to approximately $9.1 million upon the achievement of certain development and commercialization milestones for the additional product.

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

Mayo Clinic

CAR T Technology License

On August 12, 2021, we announced that the Company has executed an exclusive license agreement with Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and potentially allow such therapies to be used as an off-the-shelf therapy.

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

Sponsored Research Agreement

In connection with the Mayo Clinic license agreement, the Company entered into an SRA under which the Company will fund research in the amount of $2.1 million over a period of two years. The research performed pursuant to this agreement will support the technology the Company has licensed from Mayo Clinic.

Leiden University Medical Centre

RAG1-SCID Technology License

On November 10, 2021, we announced an exclusive license agreement with Leiden University Medical Centre (“LUMC”) for a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1 severe combined immunodeficiency (“RAG1-SCID”).

Pursuant to this agreement, the Company paid an upfront fee of $0.4 million. Additional payments are due for the achievement of five development and commercial milestones totaling up to $31.0 million, and royalty payments in the low to mid-single digits as a percentage of revenue are due on net sales of licensed products.

Sponsored Research Agreement

In connection with the RAG1-SCID license, the Company entered into an SRA with LUMC under which the Company will fund research in the amount of 2.3 million euros over a period of five years. The research performed pursuant to this agreement will support the technology the Company has licensed from LUMC.

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

EMPLOYEES

As of December 31, 2021, we had 102 full and part-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement and we consider our employee relations to be good. Employees of Fortress also make valuable financial, legal, scientific and other strategic contributions to Mustang on a regular basis.

SUPPLY AND MANUFACTURING

As an early stage development company, we rely on our research partners to manufacture or have manufactured all lentiviral vectors used in the clinical development programs currently in progress at COH, Fred Hutch, St. Jude, the NIH, and LUMC under the IND applications filed by these institutions. In addition we rely on the NIH to produce oncolytic virus for UAB, the clinical trial site for the Phase 1 trial of Nationwide’s C134 oncolytic virus (MB-108). We will continue to rely on our research partners to manufacture lentiviral vectors and oncolytic virus for Mustang-IND trials until such time as material is available from our contract manufacturing organizations.

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

We have limited experience in processing cells for clinical or commercial purposes. In 2018 we opened our own cell processing facility in Worcester, Massachusetts, in order to manufacture and supply cellular product candidates for all clinical trials that will be conducted under IND applications to be filed by us. In August 2019, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102 (CD123 CAR T) and in January 2021, the FDA approved our IND application to initiate a multi-center Phase 2 clinical trial of MB-107 (XSCID). In May 2021, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-106 (CD-20). As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.

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

GOVERNMENT AND INDUSTRY REGULATIONS

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities. None of our product candidates has been approved for sale in any market. Before marketing in the U.S., any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act (“FDCA”). The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, and the sale and distribution of biopharmaceutical products.

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

The FDA may permit expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its fast track drug development program. A sponsor can apply for fast track designation initially at the time of submission of an IND, or at any time prior to receiving a marketing approval of the new drug application (“NDA”) or biologics license application (“BLA”). To receive fast track designation, an applicant must demonstrate:

●	that the therapy is intended to treat a serious or life-threatening condition;

●	that the therapy is intended to treat a serious aspect of the condition; and

●	that the therapy has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review of a completed application in six months or less and also may be permitted to submit portions of an NDA or BLA to the FDA for review on a rolling basis before the complete application is submitted.

In accordance with the FDCA, sponsors of drugs for serious or life-threatening diseases that fill an unmet medical need may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Approval will be subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome. Post-marketing studies are usually underway at the time an applicant files the NDA or BLA. When required to be conducted, such post-marketing studies must also be adequate and well-controlled. The applicant must carry out any such post-marketing studies with due diligence. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all, and, therefore, could not submit the NDA or BLA to the FDA or foreign regulatory authorities for marketing approval.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted.

For purposes of NDA or BLA approval, clinical trials are typically conducted in the following sequential phases:

●	Phase 1: The drug is administered to a small group of humans, either healthy volunteers or patients, for the first time to test for safety, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology.

●	Phase 2: Studies are conducted on a larger number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.

●	Phase 3: Studies establish safety and efficacy in an expanded patient population.

●	Phase 4: The FDA may request phase 4 post-marketing studies to find out more about the drug’s long-term risks, benefits, and optimal use, or to test the drug in different patient populations.

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

In addition, the FDA, equivalent foreign regulatory authority, or a data safety monitoring committee for a clinical trial may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk, or for futility. Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a product candidate, known as toxicological studies, or clinical trials of product candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our product candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

Sponsors of drugs may apply for a special protocol assessment (“SPA”) from the FDA for studies intended to form the primary basis of an efficacy claim. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for an NDA or BLA. However, final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the pivotal clinical trial. Once approved, the SPA may only be changed through a written agreement between the sponsor and the FDA, or in rare cases if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy the SPA can be rescinded.

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

Although uncommon, the FDA may request a Risk Evaluation and Mitigation Strategy, or REMS, as part of an NDA or BLA approval for products with serious safety concerns to help ensure that the benefits of the product outweigh the risks. The REMS plan contains post-marketing obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and perhaps the conduct of Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies and as reflected in the approved labeling. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA. Certain changes to an approved NDA or BLA, including, with certain exceptions, any significant changes to labeling, may require prior approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in the approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

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

International Regulation

In addition to regulations in the U.S., there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $251.8 million as of December 31, 2021. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of the Company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of the Company could also cause you to lose all or part of your investment.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of December 31, 2021, we had $98.8 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Our current loan and security agreement (the “Loan Agreement”) with Runway Growth Finance Corp. (NASDAQ: RWAY) (“Runway”), which we entered into in March 2022, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets and certain other excluded collateral, to Runway. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of Runway’s lien on our assets, as determined by Runway, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of Runway, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (i) acquire promising intellectual property or other assets on desired timelines or terms; (ii) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (iii) stimulate further corporate growth or development through the assumption of additional debt; or (iv) enter into other arrangements that necessitate the imposition of a lien on corporate assets.

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

Our operations have been limited to organizing the Company, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data or clinical data for various product candidates. These operations provide a limited basis for you to assess our ability to continue to develop our technology, identify product candidates, develop and commercialize any product candidates we are able to identify and enter into successful collaborative arrangements with other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates or future product candidates, which would cause the value of the Company to decline and limit our ability to obtain additional financing.

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

If any of our relationships with these third-party contract research organizations or site management organizations terminates, we may not be able to enter into arrangements with alternative contract research organizations or site management organizations or to do so on commercially reasonable terms. Switching or adding additional contract research organizations or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our contract research organizations or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control, including the impacts of COVID-19, could disrupt the ability of our third-party CROs, site management organizations, clinical data management organizations, medical institutions, and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate. For instance, situations like the coronavirus disease outbreak have the potential to adversely impact our product development activities. At this time, the impact of the coronavirus disease outbreak is not having a material adverse effect on our business, but no assurance can be given it will not in the future if the situation persists.

We are currently reliant on the City of Hope National Medical Center, the Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, the University of Alabama at Birmingham, Leiden University Medical Centre, and Mayo Clinic for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, St. Jude, UAB, LUMC and Mayo Clinic pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his team at COH, of Drs. Brian Till and Mazyar Shadman and their team at Fred Hutch, of Drs. Stephen Gottschalk and Ewelina Mamcarz and their team at St. Jude, of Dr. James M. Markert and his team at UAB, of Dr. Frank J. Staal and his team at LUMC, and of Dr. Larry R. Pease and his team at Mayo Clinic. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

The COVID-19 pandemic caused considerable disruptions at the FDA, namely with respect to diverting the FDA’s attention and resources to facilitate vaccine development and ensure rapid review and emergency use authorization of vaccines intended to prevent COVID-19. The enhanced focus on COVID-19 countermeasures, and the reorganization and rededication of critical resources, both at the FDA and within similar governmental authorities across the world, impact the ability of new products and services from being developed or commercialized in a timely manner.

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

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread around the world. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world implemented a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Although COVID-19 has not had a material adverse effect on our business to date, no assurance can be given that it will not in the future if the situation persists or worsens. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The potential economic impact brought by, and the duration of, a resurgence of the pandemic may be difficult to assess or predict, however it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the continued spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

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

The ability of the Company’s employees and consultants to work may be significantly impacted by a resurgence of the coronavirus.

Resurgence of the coronavirus can impact business recovery from the COVID-19 pandemic. This could require the Company to re-enact precautionary measures to help minimize the risk of our employees being exposed to a resurgence of the coronavirus and could compromise the ability of independent contractors who perform consulting services for us to deliver services or deliverables in a satisfactory or timely manner.  Such a resurgence also would require our management team to focus on mitigating the adverse effects of the COVID-19 pandemic, which previously has required a large investment of time and resources, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

Russian military action in Europe may impact foreign countries in which we may need to enroll patients in our clinical trials and could cause such clinical trials to be delayed or suspended.

In February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine may disrupt our ability to conduct clinical trials in Russia, Ukraine, and the neighboring areas. Although the route, length and impact of Russia’s military action is highly unpredictable, clinical trial sites in Russia, Ukraine, Belarus, and Georgia may suspend or terminate trials, and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in clinical trials. Alternative sites to fully and timely compensate for our clinical trial activities in these areas may not be available and we may need to find other countries to conduct these clinical trials. Furthermore, Russian military action may prevent the FDA from auditing clinical sites in these countries. Interruptions of clinical trials may delay our clinical development and approvals for our product candidates, which could increase our costs and jeopardize our ability to commence product sales and generate revenues.

Our growth is subject to economic and political conditions.

Our business is affected by global and local economic and political conditions as well as the state of the financial markets, inflation, recession, financial liquidity, currency volatility, growth, and policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Political changes, including war or other conflicts, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.

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

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, health epidemics and pandemics, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our businesses could be seriously impaired. We have property, liability and business interruption insurance that may not be adequate to cover losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects. Any of the aforementioned circumstances, including without limitation the resurgence of COVID-19 virus, may also impede our employees’ and consultants’ abilities to provide services in-person and/or in a timely manner; hinder our ability to raise funds to finance our operations on favorable terms or at all; and trigger effectiveness of “force majeure” clauses under agreements with respect to which we receive goods and services, or under which we are obligated to achieve developmental milestones on certain timeframes. Disputes with third parties over the applicability of such “force majeure” clauses, or the enforceability of developmental milestones and related extension mechanisms in light of such business interruptions, may arise and may become expensive and time-consuming.

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

The information required by Item 5 of Form 10-K addressing equity compensation plans is incorporated herein by reference to “Item 12, Security Ownership of Certain Beneficial Owners of Management and Related Stockholder Matters.”

Holders of Record

As of December 31, 2021, there were approximately 86 holders of record of our common stock and one holder of record for our Class A common stock. The actual number of stockholders of our common shares is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our pipeline is currently focused in three core areas: gene therapies for rare genetic disorders, chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapies, we have partnered with St. Jude Children’s Research Hospital (“St. Jude”) in the development of a first-in-class ex vivo lentiviral treatment of X-linked severe combined immunodeficiency (“XSCID”) and with Leiden University Medical Centre (“LUMC”) for RAG1 severe combined immunodeficiency (“RAG1-SCID”). For our CAR T therapies we have partnered with the City of Hope National Medical Center (“COH”), Fred Hutchinson Cancer Research Center (“Fred Hutch”), Nationwide Children’s Hospital (“Nationwide”) and the Mayo Foundation for Medical Education and Research (“Mayo Clinic”).

Gene Therapies

In partnership with St. Jude, our XSCID gene therapy programs (MB-107 and MB-207) are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy is currently in two Phase 1/2 clinical trials involving two different autologous cell products: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”). In January 2021 we received approval to proceed with our Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) to initiate a pivotal non-randomized multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. We expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial in the second half of 2022. In January 2022, the FDA issued a hold, pending Chemistry, Manufacturing and Controls (“CMC”) clearance, on our IND application to conduct a pivotal non-randomized multicenter Phase 2 clinical trial of MB-207 in previously transplanted XSCID patients. In order to lift this hold and receive FDA clearance for the IND, we believe the most critical activities will be to (1) perform process validation manufacturing runs using healthy donor material and (2) ensure qualification of all assays related to the product release. We estimate that these activities will take 3-6 months to complete, and we therefore expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial in the first quarter of 2023.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial began enrollment in 2020 for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm. In May 2021, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-106, and we expect to begin the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia in the first half of 2022. We plan to file an IND for a multicenter Phase 1/2 trial for MB-104 for the treatment of patients with multiple myeloma once COH has established a safe and effective dose.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Rα2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in the second half of 2022, we plan to file an IND for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with relapsed or refractory GBM and anaplastic astrocytoma. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer. The Company is also collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. Mustang plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified.

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

The Company also established an ongoing partnership with Frank J. Staal, Ph.D., professor of Molecular Stem Cell Biology and molecular immunologist at LUMC, whose laboratory developed the therapy. Dr. Staal will continue the development of additional lentiviral gene therapies in his lab, to which we have rights under the agreement.

The RAG1-SCID therapy expands the pipeline of ex vivo lentiviral gene therapies we are currently developing. The lead programs, MB-107 and MB-207, are being investigated for the treatment of XSCID. A pivotal multicenter trial studying MB-107 is expected to enroll its first patient in the first quarter of 2022. Combined, XSCID and RAG1-SCID make up almost 60% of all SCID cases combined.

MB-106 (CD20-targeted CAR T for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

On November 4, 2021, the Company announced that interim Phase 1/2 data on MB-106 have been selected for a poster presentation at the 63rd American Society of Hematology Annual Meeting (“ASH2021”), which was held from December 11-14, 2021.

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

NIH Grant For MB-106 CD20-Targeted CAR T Cell Therapy

On November 1, 2021, we announced that the Company was awarded a grant of approximately $2 million from the National Cancer Institute. This two-year grant will partially fund the Phase 1, Open Label, Multicenter Trial to Assess the Safety, Tolerability and Efficacy of MB-106, a CD20-targeted, autologous CAR T cell therapy for patients with relapsed or refractory NHL or CLL.

Mayo Clinic License

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

The FDA grants Rare Pediatric Disease Designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and affect fewer than 200,000 people in the United States. If Mustang’s BLA for MB-107 is approved, the Company may be eligible to receive a priority review voucher, which can be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred. This program is intended to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases.

The FDA has also granted Rare Pediatric Disease Designation for MB-207. If Mustang’s BLA for MB-207 is approved, the Company may be eligible to receive a priority review voucher for this product as well, which can also be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred. MB-207 has also received Orphan Drug designation from the FDA and has received Orphan Drug designation and ATMP classification from the EMA.

Registration Statements

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of December 31, 2021, there have been no sales of securities under the 2021 S-3.

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of December 31, 2021, approximately $14.6 million of the 2020 S-3 remains available for sales of securities.

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

During the year ended December 31, 2021, the Company issued approximately 19.4 million shares of common stock at an average price of $3.70 per share for gross proceeds of $71.9 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $1.3 million for net proceeds of approximately $70.6 million.

During the year ended December 31, 2020, the Company issued approximately 17.6 million shares of common stock at an average price of $3.40 per share for gross proceeds of $59.8 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $1.1 million for net proceeds of approximately $58.7 million.

Authorized Shares

On June 17, 2021, the stockholders of the Company voted at the 2021 Annual Meeting to approve an amendment to Mustang’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by 25 million shares, bringing the total number of authorized shares of common stock to 150 million shares.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we have an accumulated deficit of $251.8 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”). As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Critical Accounting Policies and Use of Estimates

The Company’s financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets and amortizable intangible assets, fair value of stock options and warrants, stock-based compensation, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Research and Development

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

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, and costs associated with regulatory filings, laboratory costs and other supplies.

In accordance with ASC 730 10 25 1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period was reflected as research and development - licenses acquired on the Statements of Operations for the years ended December 31, 2021 and 2020.

Accrued Research and Development Expense

We record accruals for estimated costs of research, preclinical, clinical and manufacturing development within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust accrued expenses or prepaid expenses accordingly, which impact research and development expenses. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

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

Level 2:    Observable inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeitures, which are recorded upon occurrence. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.  The assumptions underlying these valuations represent our management’s best estimate, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available. Our unrecognized tax benefits, if recognized, would not have an impact on our effective tax rate assuming we continue to maintain a full valuation allowance position. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The 2018 through 2020 tax years are the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2021 and 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K , have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our consolidated financial statements located in “Part IV, Item 15., Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	For the year ended December 31,		Change
($in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$49,864	$37,237	$12,627	34%
Research and development – licenses acquired	5,842	10,064	(4,222)	(42)%
General and administrative	11,017	9,505	1,512	16%
Total operating expenses	66,723	56,806	9,917	17%
Loss from operations	(66,723)	(56,806)	(9,917)	17%

Other income (expense)
Interest income	368	708	(340)	(48)%
Interest expense	(15)	(3,917)	3,902	(100)%
Total other income (expense)	353	(3,209)	3,562	(111)%
Net Loss	$(66,370)	$(60,015)	$(6,355)	11%

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

Research and development expense increased by approximately $12.6 million from $37.2 million for the year ended December 31, 2020 to $49.8 million for the year ended December 31, 2021. The increase in research and development expense for the year ended December 31, 2021 was primarily attributable to the following:

●	$4.5 million for increased research and development employee compensation costs, including stock compensation, as we continue to increase research and development headcount to support development of our clinical programs;

●	$3.9 million for increased laboratory supply costs;
●	$2.3 million for increased consulting costs primarily to support Mustang-sponsored clinical trials;
●	approximately $3.0 million for increased other costs including third-party contract research organizations, outside services, vector manufacturing and depreciation; and
●	offset by approximately $1.1 million for decreased costs for sponsored research and clinical trial agreements.

Research and development expenses - licenses acquired decreased by $4.2 million from $10.1 million for the year ended December 31, 2020 to $5.9 million for the year ended December 31, 2021. The decrease in research and development expenses - licenses acquired for the year ended December 31, 2021 was primarily attributable to the following:

●	Approximately $3.4 million for the annual stock dividend to Fortress;
●	$1.4 million related to our licenses with COH;
●	$0.3 million related to our CD20 license with Fred Hutch;
●	$0.1 million related to our CSL Behring (Calimmune);
●	$0.1 million related to our LentiBOOSTTM license with SIRION; and
●	offset by approximately $1.1 million for increased costs related to our licenses with Mayo Clinic and Leiden University Medical Centre.

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

General and administrative expense increased by approximately $1.5 million from $9.5 million for the year ended December 31, 2020 to $11.0 million for the year ended December 31, 2021. The increase in general and administrative expense for the year ended December 31, 2021 was primarily attributable to the following:

●	$0.6 million for increased general and administrative employee compensation costs due primarily to additional headcount to support the Company’s continued growth;

●	$0.8 million for increased state taxes;
●	$0.3 million for increased audit and accounting fees;
●	$0.9 million for increased other costs, including consulting and professional fees, outside services and insurance; and
●	offset by approximately $1.1 million for decreased stock-based costs.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our expanded research and development activities, including additional product candidates entering the clinic;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a publicly traded company.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash balances and short-term investments and interest expense on the Company’s notes payable. For the year ended December 31, 2021 and 2020, total other income (expense) were approximately $0.4 million of income and $3.2 million of expense, respectively. The $3.6 million increase in other income (expense) for the year ended December 31, 2021 was primarily attributable to lower interest expense of $3.9 million partially offset by lower interest income of $0.3 million.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, the Company had an accumulated deficit of $251.8 million.

The Company has funded its operations to date primarily through the sale of equity, its Loan Agreement with Runway and its venture debt financing agreement (the "Horizon Loan Agreement") with Horizon Technology Finance Corporation ("Horizon"), herein referred to as the "Horizon Notes." In September 2020, we repaid the Horizon Notes in full all amounts that were outstanding under the Horizon Loan Agreement, which was comprised of $15.0 million face value of the outstanding notes, $112,500 accrued and unpaid interest, a $750,000 loan termination fee and prepayment penalties of $550,000. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2021, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-K.

From January 1, 2022 through March 18, 2022, the Company issued approximately 2.4 million shares of common stock at an average price of $0.99 per share for gross proceeds of $2.4 million under the ATM Agreement.

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

Cash Flows for the Years Ended December 31, 2021 and 2020

	For the year ended December 31,
($in thousands)	2021	2020
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(53,667)	$(37,319)
Investing activities	(5,366)	(4,412)
Financing activities	70,847	78,122
Net change in cash, cash equivalents and restricted cash	$11,814	$36,391

Operating Activities

Net cash used in operating activities was $53.7 million for the year ended December 31, 2021, compared to $37.3 million for the year ended December 31, 2020. Net cash used in operating activities for the year ended December 31, 2021, was primarily due to approximately $66.4 million in net loss, partially offset by $4.2 million of common shares issuable for Founders shares, $3.3 million of non-cash stock compensation expenses, $2.2 million of depreciation expense, $1.9 million of equity fee on issuance of common shares to Fortress and $1.6 million of research and development-licenses acquired.

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

Investing Activities

Net cash used in investing activities was $5.4 million for the year ended December 31, 2021, representing $4.0 million in purchases of fixed assets and $1.4 million in purchases of research and development licenses.

Net cash provided by investing activities was $4.4 million for the year ended December 31, 2020, representing $2.5 million in purchases of research and development licenses and $1.9 million in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $70.8 million during the year ended December 31, 2021, representing gross proceeds of $71.9 million, net of offering costs of $1.4 million, from the Mustang ATM and $0.3 million raised from the issuance of the Company’s common shares in connection with the ESPP.

Net cash provided by financing activities was $78.1 million during the year ended December 31, 2020, representing gross proceeds of $59.8 million, net of offering costs of $1.1 million, from the Mustang ATM; gross proceeds of $37.2 million, net of offering costs of $2.4 million, from our June 2020 underwritten public offering and $0.3 million raised from the issuance of the Company’s common shares in connection with the ESPP, partially offset by the prepayment of the Horizon Notes of $15.7 million.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2021, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2021, our internal controls over financial reporting were effective based upon those criteria.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following financial statements are filed as part of this Form 10-K:

(b) Exhibits.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Mustang Bio, Inc. (formerly Mustang Therapeutics, Inc.), dated July 26, 2016. *

Filed as Exhibit 3.1 on the Company’s Form 1012G filed on July 28, 2016.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 14, 2018. *
Filed as Exhibit 3.1 on the Company’s Form 10-Q filed on August 13, 2018.

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated September 30, 2019. *
Filed as Exhibit 3.1 on the Company’s Form 8-K filed on September 30, 2019.
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated December 4, 2020. * Filed as Exhibit 3.1 on the Company’s Form 8K filed on December 4, 2020.

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 17, 2021. * Filed as Exhibit 3.1 on the Company’s Form 8-K filed on June 22, 2021.

3.6	Bylaws of Mustang Bio, Inc. * Filed as Exhibit 3.2 on the Company’s Form 1012G filed on July 28, 2016.

4.1	Specimen certificates evidencing shares of common stock, Class A common stock and Class A preferred stock. * Filed as Exhibit 4.1 on the Company’s Form 1012G filed on July 28, 2016.

4.2	Form of warrant agreement.* Filed as Exhibit 4.2 on the Company’s Form 1012G filed on July 28, 2016.

4.3	Description of Securities of Mustang Bio, Inc. **

10.1	Second Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated July 26, 2016. * Filed as Exhibit 10.1 on the Company’s Form 1012G filed on July 28, 2016.

10.2	Management Services Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated March 13, 2015. * Filed as Exhibit 10.2 on the Company’s Form 1012G filed on July 28, 2016.

10.3	Future Advance Promissory Note to Fortress Biotech, Inc., dated May 5, 2016. * Filed as Exhibit 10.3 on the Company’s Form 1012G filed on July 28, 2016.

10.4	Promissory Note to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.4 on the Company’s Form 1012G filed on July 28, 2016.

10.5	Common Stock Warrant issued by Mustang Bio, Inc. to NSC Biotech Venture Fund I, LLC, dated July 5, 2016. * Filed as Exhibit 10.5 on the Company’s Form 1012G filed on July 28, 2016.

10.6	License Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. # Filed as Exhibit 10.6 on the Company’s Form 1012G filed on July 28, 2016.

10.7	Sponsored Research Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015. * Filed as Exhibit 10.7 on the Company’s Form 1012G filed on July 28, 2016.

Exhibit No.	Description
10.8	Mustang Bio, Inc. 2016 Incentive Plan. †* Filed as Exhibit 10.8 on the Company’s Form 1012G filed on July 28, 2016.

10.9	Non-Employee Directors Compensation Plan. †* Filed as Exhibit 10.9 on the Company’s Form 1012G filed on July 28, 2016.

10.10	Agreement with Chord Advisors, LLC, dated April 8, 2016. * Filed as Exhibit 10.10 on the Company’s Form 1012G filed on July 28, 2016.

10.11	Agreement with Caribe BioAdvisors, LLC, dated January 1, 2017. Filed as Exhibit 10.11 on the Company’s Form 10K filed on March 31, 2017.

10.12	Exclusive License Agreement with The Regents of the University of California, dated March 17, 2017. # Filed as Exhibit 10.4 on the Company’s Form 10Q filed on August 14, 2017.

10.13	Exclusive License Agreement - IV/ICV with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.5 on the Company’s Form 10Q filed on August 14, 2017.

10.14	Amended and Restated Exclusive License Agreement - CD123 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.14 on the Company’s Form 10K filed on March 31, 2017.

10.15	Amended and Restated Exclusive License Agreement - IL13Ra2 with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.15 on the Company’s Form 10K filed on March 31, 2017.

10.16	Amended and Restated Exclusive License Agreement - Spacer with City of Hope, dated February 17, 2017. # Filed as Exhibit 10.16 on the Company’s Form 10K filed on March 31, 2017.

10.17	Employment Agreement between Manuel Litchman and Mustang Bio, Inc., made effective as of April 24, 2017 Filed as Exhibit 10.1 on the Company’s Form 8K filed on April 24, 2017.

10.18	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (CSI). # Filed as Exhibit 10.1 on the Company’s Form 10Q/A filed on November 14, 2017.

10.19	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (PSCA). # Filed as Exhibit 10.2 on the Company’s Form 10Q/A filed on November 14, 2017.

10.20	License Agreement dated May 31, 2017 by and between Mustang Bio, Inc. and City of Hope (HER2). # Filed as Exhibit 10.3 on the Company’s Form 10Q/A filed on November 14, 2017.

10.21	Lease Agreement, by and between the Company and WCS - 377 Plantation Street, Inc., dated October 27, 2017. Filed as Exhibit 10.1 on the Company’s Form 10Q filed on November 14, 2017.

10.22

Venture Loan and Security Agreement, dated March 29, 2019, by and between the Company and Horizon Technology Finance Corporation. *

Filed as Exhibit 10.1 on the Company’s Form 8K filed on April 4, 2019.

10.23	Mustang Bio, Inc. 2019 Employee Stock Purchase Plan†* Filed as Exhibit 10.1 on the Company’s Form 10-Q filed on August 9, 2019.

10.24	Second Amendment to the Mustang Bio, Inc. 2016 Equity Incentive Plan. †* Filed as Exhibit 10.1 on the Company’s Form 8-K filed on June 22, 2021.

10.25	Amendment to the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan. †* Filed as Exhibit 10.2 on the Company’s Form 8-K filed on June 22, 2021.

Exhibit No.	Description
16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission dated September 22, 2021, incorporated by reference to the Form 8-K filed on September 24, 2021. *

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, Boston, Massachusetts.

23.2 24.1	Consent of Independent Registered Public Accounting Firm, KPMG, LLP, Hartford, Connecticut. Power of Attorney (included on signature page).

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to the Financial Statements (filed herewith).

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

**   Filed herewith.

Item 16.      Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Mustang Bio, Inc.

Worcester, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mustang Bio, Inc. (the Company) as of December 31, 2021, the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Hartford, Connecticut
March 23, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mustang Bio, Inc.

Worcester, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mustang Bio, Inc. (the “Company”) as of December 31, 2020, the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

Boston, Massachusetts

March 24, 2021

We have served as the Company's auditor from 2016 to 2021.

MUSTANG BIO, INC.

BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$109,618	$97,804
Other receivables - related party	50	15
Prepaid expenses and other current assets	2,038	1,715
Total current assets	111,706	99,534

Property, plant and equipment, net	9,025	7,529
Fixed assets - construction in process	2,027	499
Restricted cash	1,000	1,000
Other assets	362	250
Operating lease right-of-use asset, net	1,050	1,088
Total Assets	$125,170	$109,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,744	$8,747
Payables and accrued expenses - related party	723	490
Operating lease liabilities - short-term	348	278
Total current liabilities	10,815	9,515

Deferred income	270	—
Operating lease liabilities - long-term	1,685	1,950
Total Liabilities	12,770	11,465

Commitments and Contingencies

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common Stock ($0.0001 par value), 150,000,000 and 125,000,000 shares authorized as of December 31, 2021 and 2020, respectively
Class A common shares, 845,385 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common shares, 93,582,991 and 70,920,693 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9	7
Common stock issuable, 2,536,607 and 2,103,122 shares as of December 31, 2021 and 2020, respectively	4,329	7,939
Additional paid-in capital	359,906	275,963
Accumulated deficit	(251,844)	(185,474)
Total Stockholders’ Equity	112,400	98,435
Total Liabilities and Stockholders’ Equity	$125,170	$109,900

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	For the year ended December 31,
	2021	2020
Operating expenses:
Research and development	$49,864	$37,237
Research and development – licenses acquired	5,842	10,064
General and administrative	11,017	9,505
Total operating expenses	66,723	56,806
Loss from operations	(66,723)	(56,806)

Other income (expense)
Interest income	368	708
Interest expense	(15)	(3,917)
Total other income (expense)	353	(3,209)
Net Loss	$(66,370)	$(60,015)

Net loss per common share outstanding, basic and diluted	$(0.76)	$(1.14)

Weighted average number of common shares outstanding, basic and diluted	87,885,235	52,588,781

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	250,000	$—	845,385	$—	39,403,519	$4	$4,923	$172,184	$(125,459)	$51,652
Common stock issuable - Founders Agreement	—	—	—	—	—	—	7,577	—	—	7,577
Issuance of common shares - Founders Agreement	—	—	—	—	1,206,667	—	(4,923)	4,923	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	17,579,097	2	—	58,595	—	58,597
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	342,773	—	362	1,152	—	1,514
Issuance of common shares, net of offering costs - Public Offering	—	—	—	—	11,455,604	1	—	34,841	—	34,842
Issuance of common shares - Equity fee on Public Offering	—	—	—	—	286,390	—	—	932	—	932
Issuance of common shares under ESPP	—	—	—	—	140,856	—	—	349	—	349
Stock-based compensation expenses	—	—	—	—	502,788	—	—	2,987	—	2,987
Exercise of warrants	—	—	—	—	2,999	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(60,015)	(60,015)
Balances at December 31, 2020	250,000	$—	845,385	$—	70,920,693	$7	$7,939	$275,963	$(185,474)	$98,435
Common stock issuable - Founders Agreement	—	—	—	—	—	—	4,212	—	—	4,212
Issuance of common shares - Founders Agreement	—	—	—	—	2,001,490	—	(7,577)	7,577	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	19,419,944	2	—	70,620	—	70,622
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	576,157	—	(245)	2,129	—	1,884
Issuance of common shares under ESPP	—	—	—	—	114,321	—	—	309	—	309
Correction to previously issued shares	—	—	—	—	60,999	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	489,249	—	—	3,308	—	3,308
Exercise of warrants	—	—	—	—	138	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(66,370)	(66,370)
Balances at December 31, 2021	250,000	$—	845,385	$—	93,582,991	$9	$4,329	$359,906	$(251,844)	$112,400

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(66,370)	$(60,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress Biotech	1,884	1,514
Issuance of common shares - Equity fee on Public Offering to Fortress Biotech	—	932
Common shares issuable for Founders Agreement	4,212	7,577
Research and development - licenses acquired	1,630	2,487
Stock-based compensation expenses	3,308	2,987
Depreciation expense	2,167	1,677
Accretion of debt discount	—	2,321
Amortization of operating lease right-of-use assets	139	108
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(401)	(84)
Other receivables - related party	(35)	4
Accounts payable and accrued expenses	(408)	3,151
Payable and accrued expenses - related party	233	(106)
Deferred income	270	—
Lease liabilities	(296)	128
Net cash used in operating activities	(53,667)	(37,319)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(1,380)	(2,487)
Purchase of fixed assets	(3,986)	(1,925)
Net cash used in investing activities	(5,366)	(4,412)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - At-the-Market Offering	71,919	59,805
Offering costs for the issuance of common shares - At-the-Market Offering	(1,381)	(1,124)
Proceeds from issuance of common shares - Public Offering	—	37,230
Offering costs for the issuance of common shares - Public Offering	—	(2,388)
Repayment of notes payable	—	(15,750)
Proceeds from issuance of common shares under ESPP	309	349
Net cash provided by financing activities	70,847	78,122

Net change in cash, cash equivalents and restricted cash	11,814	36,391
Cash, cash equivalents and restricted cash, beginning of the period	98,804	62,413
Cash, cash equivalents and restricted cash, end of the period	$110,618	$98,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,593

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$1,270	$31
Issuance of common shares - Founders Agreement	$7,577	$4,923
Research and development licenses included in accounts payable and accrued expenses	$250	$—
Lease liabilities arising from obtaining right-of-use assets	$101	$—
Offering costs for the issuance of common shares - Public Offering, in accounts payable and accrued expenses	$—	$84

See accompanying notes to financial statements.

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, the Company had an accumulated deficit of $251.8 million.

The Company has funded its operations to date primarily through the sale of equity, its Loan Agreement with Runway and its venture debt financing agreement (the "Horizon Loan Agreement") with Horizon Technology Finance Corporation ("Horizon"), herein referred to as the "Horizon Notes." In September 2020, we repaid the Horizon Notes in full all amounts that were outstanding under the Horizon Loan Agreement, which was comprised of $15.0 million face value of the outstanding notes, $112,500 accrued and unpaid interest, a $750,000 loan termination fee and prepayment penalties of $550,000. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2021, are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Form 10-K.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus.  However, the Company is continuing to assess the effect on its operations by monitoring the impact of COVID-19 and the actions implemented to combat the virus throughout the world.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2021 and 2020, consisted of cash and money market funds in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits.

Other Receivables – Related Party

Other receivables includes amounts due to the Company from Fortress and Journey Medical Corporation, both related parties, and is recorded at the invoiced amount.

Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts, as restricted cash. The Company had $1.0 million in restricted cash as of December 31, 2021 and 2020, respectively. The Facility initiated cell processing operations for personalized CAR T and gene therapies in 2018.

Property, plant and equipment, net

Property and equipment, net, which consists mainly of laboratory equipment, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally five years, using the straight-line method.

Property and equipment - Construction in Process

In connection with the Company’s cell processing facility, the Company incurred costs for the design and construction of the facility and the purchase of equipment; $2.0 million and $0.5 million are recorded in fixed assets - construction in process on the balance sheet at December 31, 2021 and 2020, respectively. Upon completion of the facility’s construction, all costs associated with the buildout will be recorded as leasehold improvements and amortized over the shorter of the estimated useful lives or the term of the respective leases, upon the improvement being placed in service.

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

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 2,536,607 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2022. This was shown in the Statement of Stockholders’ Equity at December 31, 2021, as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $4.2 million in research and development - licenses acquired related to these issuable shares during the year ended December 31, 2021.

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

	For the year ended December 31,
	2021	2020
Warrants	3,308,654	5,402,670
Options	1,141,675	1,141,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	280,983	302,114
Unvested restricted stock units	2,335,557	1,468,559
Total	7,316,869	8,565,018

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

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – All Licenses

For the years ended December 31, 2021 and 2020, the Company recorded the following expense in research and development for licenses acquired:

	For the year ended December 31,
($ in thousands)	2021	2020
City of Hope National Medical Center
CD123	$250	$334
CS1	—	200
IL13Rα2	—	333
Spacer	—	333
PSCA	250	200
HER2	—	500
CSL Behring (Calimmune)	30	170
Leiden University Medical Centre	350	—
Fred Hutchinson Cancer Research Center - CD20	—	300
Mayo Clinic	750	—
SIRION Biotech LentiBOOSTTM	—	117
Fortress PIK Dividend	4,212	7,577
Total	$5,842	$10,064

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

For the year ended December 31, 2021, the Company expensed a non-refundable milestone payment of $0.3 million for the 24th patient treated in the Phase 1 clinical study for MB-102 at COH. For the year ended December 31, 2020, the Company expensed a non-refundable milestone payment of $0.3 million in connection with Mustang’s public underwritten offerings.

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

For the year ended December 31, 2021, the Company expensed a non-refundable milestone payment of $0.3 million for the twelfth patient treated in the Phase 1 clinical study of MB-105 at COH. For the year ended December 31, 2020, the Company expensed a non-refundable milestone payment of $0.2 million upon issuance of the first patent related to the PCSA CAR T technology.

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

For the year ended, December 31, 2020, the Company expensed a non-refundable milestone payment of $0.5 million in connection with the twelfth patient treated in the Phase 1 clinical study of HER2 CAR T technology at COH.

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

For the year ended December 31, 2021 and 2020, the Company expensed a non-refundable milestone payments of $30,000 and $0.2 million, respectively, in connection with the Calimmune license.

Leiden University Medical Centre License (MB-110)

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

For the year ended December 31, 2021, the Company expensed an upfront payment of $0.4 million in connection with the Leiden License.

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

For the year ended December 31, 2021, the Company expensed an upfront payment of $0.8 million pursuant to the terms of the license agreement.

SIRION Biotech GmbH - LentiBOOSTTM

In October 2020, we announced a licensing agreement with SIRION Biotech (“SIRION”) for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207, our lentiviral gene therapy for the treatment of previously transplanted XSCID patients (the “SIRION Technology License”). Pursuant to the SIRION Technology License, the Company paid SIRION a one-time upfront fee of $0.1 million (€0.1 million). In addition, five future development milestone payments totaling up to approximately $5.2 million (€4.7 million) in the aggregate are due upon achievement of certain milestones. Additional milestone payments totaling up to $3.9 million (€3.5 million) in the aggregate are due in connection with the achievement of three commercial milestones and low- to mid-single digit royalties are due on aggregate cumulative worldwide net sales of licensed products.

In December 2021 this licensing agreement was amended to include CD20-directed CAR Ts. SIRION is eligible to receive additional payments totaling up to approximately $9.1 million upon the achievement of certain development and commercialization milestones for the additional product.

For the year ended December 31, 2020, the Company expensed an up-front payment of $0.1 million pursuant to the terms of the license agreement.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the year ended December 31, 2021 and 2020, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the year ended December 31,
($ in thousands)	2021	2020
City of Hope National Medical Center	$—	$500
CD123	301	433
IL13Rα2	1,169	530
CS1	608	885
HER2	697	1,519
PSCA	107	204
Fred Hutchinson Cancer Research Center - CD20	1,979	1,804
St. Jude Children's Research Hospital - XSCID	865	1,842
LUMC - RAGI SCID	170	—
Mayo Clinic	695	—
Total	$6,591	$7,717

City of Hope

Sponsored Research Agreement

In March 2015, the Company entered into a Sponsored Research Agreement (“SRA”) with COH in which the Company funded continued research in the amount of $2.0 million per year, payable in four equal installments, through the first quarter of 2020. The research covered under this arrangement is for IL13Rα2, CD123 and the Spacer technology. For the year ended December 31, 2020, the Company recorded $0.5 million in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

CD123 (MB-102) Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA the Company made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the years ended December 31, 2021 and 2020, the Company recorded $0.3 million and $0.4 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

IL13Rα2 (MB-101) Clinical Research Support Agreements

In February 2017, the Company entered into a clinical research support agreement for IL13Rα2 (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13Rα2. For the years ended December 31, 2021 and 2020, the Company recorded $1.2 million and $0.5 million, respectively, in research and development expenses under the IL13Rα2 CRA in the Statements of Operations pursuant to the terms of this agreement.

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

CS1 (MB-104) Clinical Research Support Agreement

In June 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma.” The CAR T being studied under this protocol has been designated as MB-104. Under the terms of the agreement the Company will reimburse COH for costs associated with this trial not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. For the years ended December 31, 2021 and 2020, the Company recorded $0.6 million and $0.9 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

HER2 (MB-103) Clinical Research Support Agreement

In September 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma.” The CAR T being studied under this protocol has been designated as MB-103. Under the terms of the agreement the Company will pay COH $29,375 upon execution and will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. For the year ended December 31, 2021 and 2020, the Company recorded $0.7 million and $1.5 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

PSCA (MB-105) Clinical Research Support Agreement

In October 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1b study to evaluate PSCA-specific chimeric antigen receptor (CAR)-T cells for patients with metastatic castration resistant prostate cancer.” The CAR T being studied under this protocol has been designated as MB-105. Under the terms of the agreement the Company will pay COH $33,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier. For the years ended December 31, 2021 and 2020, the Company recorded $0.1 million and $0.2 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

Fred Hutchinson Cancer Research Center

CD20 Clinical Trial Agreement

On July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, we entered into an investigator-initiated clinical trial agreement (“CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million for the treatment of five patients with chronic lymphocytic leukemia and other research costs.

For the years ended December 31, 2021 and 2020, the Company recorded $2.0 million and $1.8 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, the Company entered into a Data Transfer Agreement with St. Jude under which we will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with XSCID.  Pursuant to the terms of this agreement the Company paid an upfront fee of $1.1 million in July 2020, and will continue to reimburse St. Jude for costs incurred in connection with this clinical trial. For the years ended December 31, 2021 and 2020, the Company recorded $0.9 million and $1.8 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

RAG1-SCID (MB-110) Sponsored Research Support Agreement with Leiden University Medical Centre

On September 8, 2021, in connection with the Leiden License, the Company entered into an SRA with Leiden under which the Company will fund research in the amount of approximately $0.5 million annually over a period of 5 years. The research performed pursuant to this agreement will support technology the Company has licensed from Leiden for the use of a gene therapy under development for the treatment of severe immunodeficiency caused by RAG1. For the year ended December 31, 2021, the Company recorded $0.2 million in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

Sponsored Research Support Agreement with Mayo Clinic

In June 2021, the Company entered into an SRA with Mayo Clinic under which the Company will fund research in the amount of $2.1 million over a period of two years. The research performed pursuant to this agreement will support technology the Company has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. For the year ended December 31, 2021, the Company recorded $0.7 million in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, the Company entered a Founders Agreement with Fortress, which was amended and restated on May 17, 2016, and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of Mustang and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress loaned $2.0 million, representing the up-front fee required to acquire the Company’s license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment on July 26, 2016, to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B Common shares for 7.0 million common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the PIK Dividend right (as described below). Each share of Class A Preferred Stock is entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Mustang common stock and (B) the whole shares of Mustang common stock into which the shares of outstanding Class A Common Stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of Mustang common stock, subject to certain adjustments. As holders of Class A Preferred Stock, Fortress will receive on each January 1 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock, pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of Mustang’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date.

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

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to the Company. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the MSA and the Company’s Certificate of Incorporation, Fortress and its affiliates, including all members of the Company’s Board of Directors, will have no fiduciary or other duty to communicate or present any corporate opportunities to the Company or to refrain from engaging in business that is similar to that of the Company. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The Company records fifty percent of the Annual Consulting Fee in research and development expense and fifty percent in general and administrative expense in the Statement of Operations. For the years ended December 31, 2021 and 2020, the Company recorded expense of $0.5 million and $0.5 million, respectively, related to this agreement.

For the year ended December 31, 2021, the Company issued 576,157 shares of common stock and recorded 51,295 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $71.9 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $1.9 million in general and administrative expenses related to these shares for the year ended December 31, 2021.

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

For the year ended December 31, 2020, the Company issued 286,390 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $37.2 million from the sale of shares of common stock, before deducting underwriting discounts and commissions and offering expenses under Mustang’s Public Offering. The Company recorded an expense of approximately $0.9 million in general and administrative expenses related to these shares during the year ended December 31, 2020.

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

For the year ended December 31, 2021, the Company recognized $106,000 in expense in its Statements of Operations related to the director compensation, including approximately $56,000 in expense related to equity incentive grants. For the year ended December 31, 2020, the Company recognized $113,000 in expense in its Statements of Operations related to the director compensation, including approximately $63,000 in expense related to equity incentive grants. The company issued Dr. Rosenwald 13,774 and 16,611 restricted stock awards for the years ended December 31, 2021 and 2020, respectively.

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

For the year ended December 31, 2021, the Company recognized $116,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $56,000 in expense related to equity incentive grants. For the year ended December 31, 2020, the Company recognized $122,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $62,000 in expense related to equity incentive grants. The company issued Mr. Weiss 13,774 and 16,611 restricted stock awards for the years ended December 31, 2021 and 2020, respectively.

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following:

	Estimated Useful	December 31,	December 31,
($ in thousands)	Life (in years)	2021	2020
Computer equipment	3	$145	$68
Furniture and fixtures	5	370	181
Machinery and equipment	5	6,550	5,748
Leasehold improvements	9	7,694	5,099
Construction in process	N/A	2,027	499
Total property and equipment		16,786	11,595
Less: accumulated depreciation		(5,734)	(3,567)
Property and equipment, net		$11,052	$8,028

Mustang’s depreciation expense for the years ended December 2021 and 2020 was approximately $2.2 million and $1.7 million, respectively, and was recorded in research and development expense in the Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At December 31, 2021 and 2020, accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
($ in thousands)	2021	2020
Accounts payable	$3,512	$3,518
Research and development	3,083	2,862
Accrued compensation	2,595	2,009
Other	554	358
Total accounts payable and accrued expenses	$9,744	$8,747

Note 7 - Commitments and Contingencies

Leases

On October 27, 2017, the Company entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation. Pursuant to the terms of the lease agreement, the Company agreed to lease 27,043 square feet from the landlord, located at 377 Plantation Street in Worcester, MA (the “Facility”), through November 2026, subject to additional extensions at the Company’s option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis.

The terms of the lease also require that the Company post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which increased to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) on November 1, 2019. After the fifth lease year, the letter of credit obligation is subject to reduction.

The Facility began operations for the production of personalized CAR T and gene therapies in 2018.

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026. The Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copiers, which expire in 2024. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At December 31, 2021, the Company had operating lease liabilities of $2.0 million and right of use assets of $1.1 million, which were included in the Balance Sheet. At December 31, 2020, the Company had operating lease liabilities of $2.2 million and right of use assets of $1.1 million, which were included in the Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2021	2020
Lease cost
Operating lease cost	$315	$330
Variable lease cost	599	470
Total	$914	$800

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2021	2020
Operating cash flows from operating leases	$484	$76
Weighted-average remaining lease term – operating leases	4.8	5.8
Weighted-average discount rate – operating leases	9.0%	9.0%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Year ended December 31, 2022	$516
Year ended December 31, 2023	529
Year ended December 31, 2024	513
Year ended December 31, 2025	516
Year ended December 31, 2026	439
Thereafter	—
Total	2,513
Less present value discount	(481)
Operating lease liabilities	$2,033

Note 8 – Notes Payable

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

Amortization of the debt discount associated with the funded loans was approximately $2.3 million for the year ended December 31, 2020, and was included in interest expense in the Statements of Operations.

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

Note 9 - Stockholders’ Equity

Common Stock

The Company, in accordance with its certificate of incorporation, as amended in November 2020 and June 2021, which was retroactively applied, is authorized to issue (i) 150,000,000 common shares with a par value of $0.0001 per share, of which 1,000,000 shares are designated as Class A Common Stock and the remainder are undesignated Common Stock, and (ii) 2,000,000 shares of Preferred Stock, 250,000 of which are designated as Class A Preferred Stock and the remainder are undesignated Preferred Stock (see below Stock Issuances to Fortress and Note 4).

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

The Class B Common Stockholders are entitled, for each share of Class B Common Stock held, to a number of votes equal to 1.1 times a fraction, the numerator of which is the sum of (A) the shares of outstanding Common Stock and (B) the whole shares of Common Stock into which the shares of outstanding Class A Common Stock and the Class B Common Stock are convertible and the denominator of which is the number of shares of outstanding Class B common shares. There was no Class B Common Stock outstanding as of December 31, 2021.

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

On June 17, 2021, the stockholders of the Company voted at the 2021 Annual Meeting to approve an amendment to Mustang’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by 25,000,000 shares, bringing the total number of authorized shares of common stock to 150,000,000 shares. The increase in authorized shares to 150,000,000 became effective on June 17, 2021.

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

During the year ended December 31, 2021, the Company issued approximately 19.4 million shares of common stock at an average price of $3.70 per share for gross proceeds of $71.9 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $1.3 million for net proceeds of approximately $70.6 million.

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

Registration Statements

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of December 31, 2021, there have been no sales of securities under the 2021 S-3.

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of December 31, 2021, approximately $14.6 million of the 2020 S-3 remains available for sales of securities.

Stock Issuances to Fortress

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.

For the year ended December 31, 2021, the Company issued 576,157 shares of common stock and recorded 51,295 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $71.9 million from the sale of shares of common stock under Mustang’s At-the-Market Offering.

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

In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 8,000,000 shares. As of December 31, 2021, 2,823,838 shares are available for issuance of stock-based awards under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the year ended December 31, 2021 and 2020:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2019	1,241,675	$5.73	7.31
Options forfeited	(100,000)	5.73	—
Outstanding at December 31, 2020	1,141,675	$5.73	6.31
Outstanding at December 31, 2021	1,141,675	5.73	5.31
Options vested and exercisable at December 31, 2021	713,547	$5.73	5.31

As of December 31, 2021, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock Awards

Certain employees and directors have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activities for the year ended December 31, 2021 and 2020:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2019	299,060	$5.66
Granted	83,055	3.08
Vested	(80,001)	5.73
Nonvested at December 31, 2020	302,114	$4.93
Granted	68,870	3.63
Vested	(90,001)	6.69
Nonvested at December 31, 2021	280,983	$4.05

As of December 31, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.4 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Restricted Stock Units

The following table summarizes restricted stock units’ activities for the year ended December 31, 2021 and 2020:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2019	1,112,417	$5.11
Granted	973,000	2.95
Forfeited	(205,125)	4.24
Vested	(411,733)	4.87
Nonvested at December 31, 2020	1,468,559	$3.87
Granted	1,660,250	3.07
Forfeited	(372,873)	3.60
Vested	(420,379)	4.27
Nonvested at December 31, 2021	2,335,557	$3.27

As of December 31, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $4.1 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The following table summarizes stock-based compensation expense for the years ended December 31, 2021 and 2020 (in thousands).

	For the year ended December 31,
	2021	2020
General and administrative	$1,030	$1,550
Research and development	2,278	1,437
Total stock-based compensation expense	$3,308	$2,987

Stock Warrants

In connection with the Company’s offering of shares of common stock in a private placement, each investor received a warrant equal to 25% of the common shares purchased in connection with the offering. Further, National Securities Corporation received Placement Agent Warrants.

A summary of warrant activities for years ended December 31, 2021 and 2020, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2019	5,405,669	$8.20	2.40
Cashless exercised	(2,999)	—	—
Outstanding as of December 31, 2020	5,402,670	$8.21	1.39
Expired	(2,093,878)	8.50	—
Cashless exercised	(138)	—	—
Outstanding as of December 31, 2021	3,308,654	$8.02	0.73

Upon the exercise of warrants, the Company will issue new shares of Common Stock.

Employee Stock Purchase Plan

In connection with our Employee Stock Purchase Plan (“ESPP”), eligible employees of Mustang and Fortress can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of December 31, 2021, 255,177 shares have been purchased and 744,823 shares are available for future sale under the Company’s ESPP.

Note 10 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2021 and 2020.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year ended December 31,
	2021	2020
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	16%	16%
Non-deductible items	(1)%	(1)%
Credits	5%	4%
Federal tax rate change	—%	—%
State tax rate change	—%	1%
Other	—%	—%
Change in valuation allowance	(41)%	(41)%
Income taxes provision (benefit)	—	—

The components of the net deferred tax asset as of December 31, 2021 and 2020 are the following ($ in thousands):

	For the year ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryovers	$66,879	$45,090
Stock compensation and other	2,702	2,444
Change in fair value of warrant liabilities	59	59
Amortization of license	13,977	12,804
Lease liability	755	825
Accruals and reserves	1,035	504
Startup costs	6	7
Tax credits	9,728	5,743
Total deferred tax assets	95,141	67,476
Less: valuation allowance	(94,751)	(67,073)
Net deferred tax assets	$390	$403

Deferred tax liabilities:
Right of use asset	(390)	(403)
Total deferred tax assets, net	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020. A valuation allowance of approximately $94.8 million and $67.1 million, respectively, was recorded for the years ended December 31, 2021 and 2020.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $191.7 million and $410.0 million, respectively. Approximately $168.1 million and $94,000 of the federal and state net operating loss carryforwards, respectively, can be carried forward indefinitely. As of December 31, 2021, the Company had federal and state income tax credits of approximately $8.3 million and $1.8 million, respectively, which will begin to expire in 2033. Under the provisions of Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOLs and income tax credits carryforwards to offset future tax liabilities. Certain tax attributes may be subject to an annual limitation as a result of the Company’s January 2017 capital raise, as it appears to constitute an ownership change under Section 382. The Company has recorded a full valuation allowance on all of its deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized regardless of whether an “ownership change” has occurred.

There are no significant items determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the periods ended December 31, 2021 and 2020. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2021 and 2020.

The company is subject to U.S. federal and various state taxes. As of December 31, 2021, the earliest federal tax year open for the assessment of income taxes under the applicable statutes of limitations is its 2018 tax year.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2021. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2021.

Note 11 – Subsequent Events

On March 8, 2022, the Company announced completion of a $75 million long-term debt facility with Runway Growth Capital LLC (“Runway”). Of the $75 million, $30 million was funded upon closing, and the additional $45 million available under the facility may be funded upon Mustang’s achieving certain predetermined milestones. The loan will be repaid in sixty monthly payments consisting of 24 monthly payments of interest only, followed by 36 monthly payments of principal and accrued interest, payable monthly in arrears, with all repayments ending on the same date as the initial tranche. The interest-only period may be extended to 36 months contingent upon Mustang achieving certain milestones.

In connection with the debt financing, Mustang issued to Runway warrants to purchase up to 748,036 of its common shares at an exercise price of $0.8021 per share. Proceeds from the facility will be used to support the ongoing clinical development of key investigational product candidates within Mustang’s pipeline and for general working capital purposes.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Manuel Litchman
Name: Manuel Litchman
Title: President and Chief Executive Officer

March 23, 2022

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

Signature	Title	Date

/s/ Michael S. Weiss
Michael S. Weiss	Executive Chairman of the Board	March 23, 2022

/s/ Manuel Litchman
Manuel Litchman, M.D.	President and Chief Executive Officer	March 23, 2022

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, M.D.	Director	March 23, 2022

/s/ Neil Herskowitz
Neil Herskowitz	Director	March 23, 2022

/s/ Adam Chill
Adam Chill	Director	March 23, 2022

/s/ Michael Zelefsky
Michael Zelefsky, M.D.	Director	March 23, 2022

/s/ Brian Achenbach
Brian Achenbach	Senior Vice President of Finance & Corporate Controller	March 23, 2022

67