Form 10-Q
period 2022-03-31
MUSTANG BIO, INC.
filed 2022-05-12
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of May 10, 2022
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	102,201,459

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

MUSTANG BIO, INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$122,216	$109,618
Other receivables - related party	32	50
Prepaid expenses and other current assets	1,905	2,038
Total current assets	124,153	111,706

Property, plant and equipment, net	8,468	9,025
Fixed assets - construction in process	2,043	2,027
Restricted cash	1,000	1,000
Other assets	286	362
Operating lease right-of-use asset, net	1,011	1,050
Total Assets	$136,961	$125,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,615	$9,744
Payables and accrued expenses - related party	811	723
Operating lease liabilities - short-term	358	348
Total current liabilities	10,784	10,815

Deferred income	270	270
Note payable, long-term (net of discount of $4,064 and nil as of March 31, 2022 and December 31, respectively)	26,986	—
Operating lease liabilities - long-term	1,590	1,685
Total Liabilities	39,630	12,770

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common Stock ($0.0001 par value), 150,000,000 and 125,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively
Class A common shares, 845,385 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common shares, 100,287,838 and 93,582,991 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	9
Common stock issuable, 27,393 and 2,536,607 shares as of March 31, 2022 and December 31, 2021, respectively	27	4,329
Additional paid-in capital	368,933	359,906
Accumulated deficit	(271,639)	(251,844)
Total Stockholders’ Equity	97,331	112,400
Total Liabilities and Stockholders’ Equity	$136,961	$125,170

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUSTANG BIO, INC.

Unaudited Condensed Statements of Operations

(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$16,289	$11,618
General and administrative	3,349	3,469
Total operating expenses	19,638	15,087
Loss from operations	(19,638)	(15,087)

Other income (expense)
Interest income	73	134
Interest expense	(230)	(4)
Total other income (expense)	(157)	130
Net Loss	$(19,795)	$(14,957)

Net loss per common share outstanding, basic and diluted	$(0.20)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	97,914,916	80,466,049

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUSTANG BIO, INC.

Unaudited Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

	For the Three Months Ended March 31, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	250,000	$—	845,385	$—	93,582,991	$9	$4,329	$359,906	$(251,844)	$112,400
Issuance of common shares - Founders Agreement	—	—	—	—	2,536,607	—	(4,212)	4,212	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	2,773,794	1	—	2,738	—	2,739
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	94,375	—	(90)	163	—	73
Issuance of common shares under ESPP	—	—	—	—	157,281	—	—	116	—	116
Stock-based compensation expenses	—	—	—	—	187,863	—	—	664	—	664
Issuance of common shares - Equity fee on RWG debt	—	—	—	—	954,927	—	—	750	—	750
Issuance of warrants for RWG debt	—	—	—	—	—	—	—	384	—	384
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(19,795)	(19,795)
Balances at March 31, 2022	250,000	$—	845,385	$—	100,287,838	$10	$27	$368,933	$(271,639)	$97,331

	For the Three Months Ended March 31, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	250,000	$—	845,385	$—	70,920,693	$7	$7,939	$275,963	$(185,474)	$98,435
Issuance of common shares - Founders Agreement	—	—	—	—	2,001,490	—	(7,577)	7,577	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	11,597,503	1	—	47,530	—	47,531
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	325,221	—	(144)	1,342	—	1,198
Issuance of common shares under ESPP	—	—	—	—	54,920	—	—	158	—	158
Stock-based compensation expenses	—	—	—	—	143,188	—	—	996	—	996
Exercise of warrants	—	—	—	—	138	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(14,957)	(14,957)
Balances at March 31, 2021	250,000	$—	845,385	$—	85,043,153	$8	$218	$333,566	$(200,431)	$133,361

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUSTANG BIO, INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(19,795)	$(14,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on at-the-market offering to Fortress Biotech	73	1,198
Issuance of common shares - Equity fee on note payable to Fortress Biotech	750	—
Stock-based compensation expenses	664	996
Depreciation expense	640	462
Amortization of debt discount	19	—
Amortization of operating lease right-of-use assets	39	28
Changes in operating assets and liabilities:
Prepaid expenses and other assets	209	129
Other receivables - related party	18	(2)
Accounts payable and accrued expenses	1,091	(3,218)
Payable and accrued expenses - related party	88	(147)
Lease liabilities	(85)	(69)
Net cash used in operating activities	(16,289)	(15,580)

Cash Flows from Investing Activities:
Purchase of fixed assets	(1,334)	(458)
Net cash used in investing activities	(1,334)	(458)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - at-the-market offering	2,788	48,379
Offering costs for the issuance of common shares - at-the-market offering	(49)	(932)
Proceeds from debt issuance	30,000	—
Fees paid on the issuance of debt	(2,634)	—
Proceeds from issuance of common shares under ESPP	116	158
Net cash provided by financing activities	30,221	47,605

Net change in cash, cash equivalents and restricted cash	12,598	31,567
Cash, cash equivalents and restricted cash, beginning of the period	110,618	98,804
Cash, cash equivalents and restricted cash, end of the period	$123,216	$130,371

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$35	$545
Issuance of common shares - Founders Agreement	$4,212	$7,577
Debt issuance fees (incurred but not paid)	$1,065	$—
Issuance of warrants - note payable	$384	$—

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, the Company had an accumulated deficit of $271.6 million.

The Company has funded its operations to date primarily through the sale of equity and its loan and financing agreement with Runway Growth Finance Corp. (the “Lender”), herein referred to as the (“Term Loan”). The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2022, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2021, which were included in the Company’s Form 10-K and filed with the SEC on March 23, 2022. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Balance Sheets to the Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021:

	March 31,
($ in thousands)	2022	2021
Cash and cash equivalents	$ 122,216	$ 129,371
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$ 123,216	$ 130,371

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 23, 2022.

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

Note 3 - Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three months ended March 31, 2022 and 2021, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements in the Unaudited Condensed Statements of Operations pursuant to the terms of this agreement:

	For the three months ended March 31,
($ in thousands)	2022	2021
City of Hope National Medical Center	$—	$—
CD123	51	205
IL13Rα2	228	514
CS1	50	175
HER2	271	123
PSCA	22	50
Fred Hutchinson Cancer Research Center - CD20	488	671
St. Jude Children's Research Hospital - XSCID	124	104
LUMC - RAG1 SCID	127	—
Mayo Clinic	231	—
Total	$1,592	$1,842

City of Hope National Medical Center

CD123 (MB-102) Clinical Research Support Agreement

Since February 2017, the Company has been party to a clinical research support agreement for the CD123-directed CAR T program (the “CD123 CRA”) with COH whereby, the Company has agreed to contribute approximately $0.1 million per patient in connection with the ongoing investigator-initiated study.

IL13Rα2 (MB-101) Clinical Research Support Agreements

Since February 2017, the Company has been party to a clinical research support agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 CRA”) with COH whereby, the Company has agreed to contribute $0.1 million related to patient costs in connection with the on-going investigator-initiated study.

Since October 2020, the Company has been party to a clinical research support agreement for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”) with COH whereby, the Company has agreed to contribute $0.1 million per patient in connection with the ongoing investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million annually pertaining to the clinical development of the IL13Rα2-directed CAR T program for this patient population.

Since March 2021, the Company has been party to a clinical research support agreement for an Institutional Review Board-approved, investigator-initiated protocol entitled: “Single Patient Treatment with Intraventricular Infusions of IL13Rα2-targeting and HER2-targeting Chimeric Antigen Receptor (CAR)-T cells for a Single Patient (UPN 181) with Recurrent Multifocal Malignant Glioma.” Pursuant to the terms of this agreement, the Company will contribute up to $0.2 million in connection with the ongoing investigator-initiated study.

CS1 (MB-104) Clinical Research  Support Agreement

Since June 2020, the Company has been party to a clinical research and support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved for MB-104 whereby, the Company has agreed to reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $1.5 million.

HER2 (MB-103) Clinical Research Support Agreement

Since September 2020, the Company has been party to a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma” for MB-103. Under the terms of the agreement the Company will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $2.2 million.

PSCA (MB-105) Clinical Research Support Agreement

Since October 2020, the Company has been party to a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1 Study to Evaluate PSCA-Specific Chimeric Antigen Receptor (CAR)-T Cells for Patients with Metastatic Castration Resistant Prostate Cancer” for MB-105. The Company has agreed to reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $0.3 million.

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

Since July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Research Center (“Fred Hutch”), the Company has been party to an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million, which includes $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. In January 2022, the CD20 CTA was amended to include additional funding of $2.2 million increasing the total payment obligation of the Company in connection with the CD20 CTA not to exceed $9.3 million. Since inception, the Company has reimbursed Fred Hutch $5.2 million.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

Since June 2020, the Company has been party to a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with XSCID whereby, the Company will continue to reimburse St. Jude for costs incurred in connection with this trial. Since inception, the Company has reimbursed St. Jude $2.7 million.

RAG1-SCID (MB-110) Sponsored Research Support Agreement (“SRA”) with Leiden University Medical Centre

Since September 8, 2021, in connection with the Leiden License, the Company has been party to a Sponsored Research Support Agreement (“SRA”) with Leiden University Medical Centre (“LUMC”) under which the Company will fund research in the amount of approximately $0.5 million annually over a period of 5 years. The research performed pursuant to this agreement will support technology the Company has licensed from Leiden for the use of a gene therapy under development for the treatment of severe immunodeficiency caused by mutations in the RAG1 gene.

Sponsored Research Support Agreement with Mayo Clinic

Since June 2021, the Company has been party to an SRA with the Mayo Foundation for Medical Education and Research (“Mayo Clinic”) under which the Company will fund research in the amount of $2.1 million over a period of two years. The research performed pursuant to this agreement will support technology the Company has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. Since inception, the Company has funded $0.9 million.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “MSA”) with Fortress for the three months ended March 31, 2022 and 2021, respectively, expenses related to the MSA are recorded 50%in research and development expenses and 50% in general and administrative expenses in the Unaudited Condensed Statements of Operations. For the three months ended March 31, 2022 and 2021, the Company recorded expense of $0.3 million and $0.1 million, respectively, related to this agreement.

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the three months ended March 31, 2022, the Company issued 1,049,302 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $2.8 million from the sale of shares of common stock under Mustang’s at-the-market offering and $30 million from the Runway Growth Capital Term Loan.  For the three months ended March 31, 2022 and 2021, the Company recorded expense of approximately $0.8 million and $1.2 million, respectively, in general and administrative expenses related to these shares.

Annual Stock Dividend

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 2,536,607 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2022. This was shown in the Statement of Stockholders’ Equity at December 31, 2021, as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $4.2 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2021.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as Payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Note 5 – Property, Plant and Equipment

At March 31, 2022 and December 31, 2021, Mustang’s property, plant and equipment consisted of the following:

	Estimated Useful	March 31,	December 31,
($ in thousands)	Life (in years)	2022	2021
Computer equipment	3	$145	$145
Furniture and fixtures	5	370	370
Machinery and equipment	5	6,633	6,550
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	2,043	2,027
Total property, plant and equipment		16,885	16,786
Less: accumulated depreciation		(6,374)	(5,734)
Property, plant and equipment, net		$10,511	$11,052

Depreciation expense for the three months ended March 31, 2022 and 2021, was approximately $0.6 million and $0.5 million, respectively, and was recorded in research and development expense in the Unaudited Condensed Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At March 31, 2022 and December 31, 2021, accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2022	2021
Accounts payable	$5,540	$3,512
Research and development	1,535	3,083
Accrued compensation	2,094	2,595
Other	446	554
Total accounts payable and accrued expenses	$9,615	$9,744

Note 7 – Notes Payable

On March 4, 2022 (the “Closing Date”), the Company entered into a $75.0 million long-term debt facility with Runway Growth Finance Corp. (the “Term Loan”). Under the Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million fundable if the Company achieves certain predetermined milestones.

The Term Loan matures on April 15, 2027 (the “Maturity Date”).  Starting March 15, 2022, the Company will make monthly payments of interest only until April 1, 2024 (the “Amortization Date”). The Amortization Date may be extended to April 1, 2025 if the Company achieves certain predetermined milestones based on equity raises and the initiation of certain clinical trials. After that, the Company will make monthly payments of interest and principal. If the Amortization Date is extended to April 1, 2025, the monthly payments will be recalculated in equal amounts according to the remaining number of payment dates through the Maturity Date. All unpaid outstanding principal and accrued and unpaid interest will be due and payable in full on the Maturity Date.

The Term Loan accrues interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%.

Pursuant to the terms of the Term Loan on the Closing Date the Company paid the Lender upfront fees out of proceeds of $0.4 million consisting of a 1% commitment fee and a deposit of $75,000.  In addition, the Company paid other cash fees directly to third parties comprising of an advisory fee and legal fees totaling $2.3 million.

Also, in connection with the Term Loan, on March 4, 2022, the Company issued a warrant to the Lender to purchase 748,036 shares of the Company’s common stock with an exercise price of $0.8021 (the “Warrant”) via a warrant agreement (the “Warrant Agreement”). The Warrant is exercisable for ten years from the date of issuance. The Lender may exercise the Warrant with cash or through a net issuance conversion. The shares of the Company’s common stock will be registered at the Company’s first opportunity after the date of the exercise of the Warrant. In addition, the provisions of the Warrant Agreement provide for additional warrants to be issued upon funding of the term loan tranches. The fair value of the warrant was determined utilizing a Black Scholes Model with the following assumptions: risk free rate of return 1.74%, volatility of 57.3%, 10-year life yielding a value of approximately $0.4 million as of March 31, 2022.  The fair value of the warrant was also recorded in debt discount and will be amortized over the life of the note.

Amortization of the debt discount associated with the Term Loan was approximately $19,400 for the three months ended March 31, 2022 and was recorded in interest expense in the Unaudited Condensed Statements of Operations.

The Company has the option to prepay all of the outstanding Term Loan but not less. Prepayment would include outstanding principal, accrued interest, prepayment fee and Final Payment which is equal to the original principal amount of the Term Loan times 3.5% or $1.0 million.

In addition, the Term Loan is secured by a lien on substantially all of our assets other than certain intellectual property assets and certain other excluded collateral, and it contains a minimum liquidity covenant and other covenants that include among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors. The Company was in compliance with all applicable covenants as of March 31, 2022.

The Term Loan contains customary events of default, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Runway will have the right upon notice to accelerate all amounts outstanding under the Term Loan, in addition to other remedies available to the lenders as secured creditors of the Company.

Note 8 - Stockholders’ Equity

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of March 31, 2022, approximately $11.7 million of the 2020 S-3 remains available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of March 31, 2022, there have been no sales of securities under the 2021 S-3.

Common Stock

At-the-Market Offering

The Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to the 2020 S-3. Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC as an Agent.

During the three months ended March 31, 2022, the Company issued approximately 2.8 million shares of common stock at an average price of $1.00 per share for gross proceeds of $2.8 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $49,000. During the three months ended March 31, 2021, the Company issued approximately 11.6 million shares of common stock at an average price of $4.17 per share for gross proceeds of $48.4 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $0.9 million.

Pursuant to the Founders Agreement, the Company issued 94,375 shares of common stock to Fortress at a weighted average price of $1.73 per share for the three months ended March 31, 2022, and recorded 27,393 shares issuable to Fortress in connection with the shares issued under the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 325,221 shares of common stock to Fortress at a weighted average price of $4.16 per share for the three months ended March 31, 2021, in connection with the shares issued under the Mustang ATM.

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

As of March 31, 2022, 2,955,524 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the three months ended March 31, 2022:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2021	1,141,675	$5.73	5.31
Outstanding at March 31, 2022	1,141,675	5.73	5.06
Options vested and exercisable at March 31, 2022	713,547	$5.73	5.06

As of March 31, 2022, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock

The following table summarizes restricted stock award activities for the three months ended March 31, 2022:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2021	280,983	$4.05
Nonvested at March 31, 2022	280,983	$4.05

As of March 31, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.3 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.5 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the three months ended March 31, 2022:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2021	2,335,557	$3.27
Granted	—	—
Forfeited	(146,686)	—
Vested	(270,500)	3.51
Nonvested at March 31, 2022	1,918,371	$3.00

As of March 31, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $3.1 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.7 years.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
General and administrative	$147	$324
Research and development	517	672
Total stock-based compensation expense	$664	$996

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

As of March 31, 2022, 412,458 shares have been purchased and 587,542 shares are available for future sale under the Company’s ESPP.

Warrants

A summary of warrant activities for the three months ended March 31, 2022, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2021	3,308,654	$8.02	0.73
Expired	(3,000,270)	8.50	—
Granted	748,036	0.80	9.93
Outstanding as of March 31, 2022	1,056,420	$1.54	9.01

Upon the cashless exercise of warrants, the Company will issue new shares of common stock. In connection with the Term Loan, on March 4, 2022, the Company issued a warrant to the Lender to purchase 748,036 shares of the Company’s common stock with an exercise price of $0.8021, see Note 7.

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

	For the three months ended March 31,
	2022	2021
Warrants	1,056,420	5,402,532
Options	1,141,675	1,141,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	280,983	302,114
Unvested restricted stock units	1,918,371	1,843,871
Total	4,647,449	8,940,192

Note 10 – Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The Company is subject to US federal and state income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of Management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

Note 11 – Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. The Company has director and officer insurance to address such claims. The Company also provides indemnification of contractual counterparties in certain situations, including without limitation to clinical sites, service providers and licensors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q. Our financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are often indicated by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions, include, but are not limited to, any statements relating to our growth strategy and product development programs, including the timing of and our ability to make regulatory filings such as INDs and other applications and to obtain regulatory approvals for our product candidates, statements concerning the potential of therapies and product candidates, and any other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein.

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

Our pipeline is currently focused in three core areas: gene therapies for rare genetic disorders, chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapies, we have partnered with St. Jude in the development of a first-in-class ex vivo lentiviral treatment of X-linked severe combined immunodeficiency (“XSCID”) and with LUMC for RAG1 severe combined immunodeficiency (“RAG1-SCID”). For our CAR T therapies we have partnered with the COH, Fred Hutch, Nationwide Children’s Hospital (“Nationwide”) and the Mayo Foundation for Medical Education and Research (“Mayo Clinic”).

Gene Therapy

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

MB-107 (Ex vivo Lentiviral Therapy for Newly Diagnosed X-linked Severe Combined Immunodeficiency (XSCID))

On May 3, 2022, we announced that interim Phase 1/2 data on treatment of newly diagnosed infants under the age of two with the same lentiviral vector used in MB-107 were selected for an oral presentation at the American Society of Gene & Cell Therapy (“ASGCT”) 25th Annual Meeting taking place May 16-19, 2022. The data include 23 infants with XSCID treated with the lentiviral vector at a median age of 3 months (range: 2.4-13.8) with a median follow-up of 2.4 years (range: 1.4 months to 5.4 years), making it the largest known cohort of infants treated with lentiviral (LV) gene therapy with the longest follow-up. Transduced autologous bone marrow CD34+ cells were generated for all patients with a median vector copy number (VCN) of 0.81/cell (range: 0.16-1.81), and a median CD34+ cell dose of 9.61x106/kg (range 4.4-18.95).

Prior to the infusion of cells, patients received busulfan targeted to a cumulative area-under-the-curve (cAUC) of 22 mg*hr/L. All had hematopoietic recovery.

Seventeen of 18 patients with a follow up of >6 months achieved robust immune reconstitution [median CD3+ 2,545/uL (range: 922-4,321), CD4+ 1,568/uL (range: 436-3,556), CD4+/CCR7+/CD45RO- 1,416/uL (range: 298-3,307)]. In these 17 patients, T cells matured appropriately as assessed by normal T cell receptor excision circles (TRECs) and TCRvβ repertoire diversity and were functional as judged by phytohemagglutinin activation. As presented previously in St. Jude’s 2019 New England Journal of Medicine paper (N Engl J Med 2019;380:1525-34.) and the accompanying Supplemental Appendix, the eighteenth patient achieved robust immune reconstitution as well following a gene therapy boost 12 months after the first infusion. Immunoglobulin replacement was discontinued in 15 patients, 12 have been immunized and two more have begun immunizations. Substantial multilineage engraftment occurred in all patients and was sustained over time as judged by VCN analysis in T, B, NK, and myeloid cells separated from peripheral blood. This analysis included 55 samples of 14 patients with ≥1.5 years of follow-up (VCN sample range: 1.5 to 5 years).

All treated patients are alive and 20 patients with a follow-up >4 months recovered from pre-existing infections, are off protective isolation and prophylactic antimicrobials, and have normal growth velocity. Identified integration site hotspots were consistent with previous reports for LV vectors, and no evidence of clonal expansion was observed.

In the second half of 2022, we expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial under our Investigation New Drug Application (“IND”) to evaluate MB-107, a lentiviral gene therapy for the treatment of infants under the age of two with XSCID.

MB-207 (Ex vivo Lentiviral Gene Therapy for Previously Transplanted XSCID)

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

Leiden University Medical Centre License

On November 10, 2021, the Company announced that it has executed an exclusive license agreement with LUMC for a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1 severe combined immunodeficiency (“RAG1-SCID”). The development of additional lentiviral gene therapies in his lab, to which we have rights under the agreement.

The RAG1-SCID therapy expands the pipeline of ex vivo lentiviral gene therapies we are currently developing. The lead programs, MB-107 and MB-207, are being investigated for the treatment of XSCID. A pivotal multicenter trial studying MB-107 is expected to enroll its first patient in the second half of 2022. Combined, XSCID and RAG1-SCID make up almost 60% of all SCID cases combined.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). A Phase 1 clinical trials sponsored by COH for MB-102 has completed enrollment and Phase 1 clinical trials sponsored by COH for MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial began enrollment in 2020 for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm. In May 2021, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-106, and we expect to begin the treatment of patients with non-Hodgkin lymphoma and chronic lymphocytic leukemia in the second quarter of 2022. We plan to file an IND for a multicenter Phase 1/2 trial for MB-104 for the treatment of patients with multiple myeloma once COH has established a safe and effective dose.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Rα2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma multiforme (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019 and, in the second half of 2022, we plan to file an IND for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with relapsed or refractory GBM and anaplastic astrocytoma. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer once COH has established safe and effective doses for these therapies. The Company is also collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. Mustang plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified.

MB-105 (PSCA CAR T for Prostate & Pancreatic Cancers)

In February 2022, we announced that Phase 1 clinical trial data on patients with PSCA-positive metastatic castration-resistant prostate cancer treated at COH with MB-105 were selected for a poster presentation at the 2022 American Society of Clinical Oncology (“ASCO”) Genitourinary (“GU”) Cancers Symposium taking place February 17-19, 2022.

The primary objectives of the Phase 1 clinical trial are to define the dose limiting toxicity (“DLT”), identify a recommended Phase 2 dose and describe preliminary bioactivity and efficacy. To date, 12 patients have been treated, with a median age of 68 (42-72). Dosing began at 100 million (“M”) cells without lymphodepletion chemotherapy, then lymphodepletion consisting of fludarabine and cyclophosphamide was added to 100M cells prior to dose escalation to a planned maximum of 600M cells. Three patients were treated at the 100M cell dose with no DLTs. In the 100M cells plus lymphodepletion dose level, two patients experienced DLT of grade 3 non-infective cystitis and fatigue. The protocol was amended to reduce the cyclophosphamide dose and to intensify the monitoring with early intervention for cystitis.

No DLT occurred in three patients treated in the modified lymphodepletion 100M cell cohort. Cytokine release syndrome occurred in four patients, none with higher than Grade 2. The Response Evaluation Criteria in Solid Tumors (“RECIST”) of the 12 patients included seven stable disease patients and five progressive disease patients. PSA declines (one >90%) were seen as well as radiographic improvement, though RECIST response was limited to stable disease by concurrent bone metastases. Correlative studies indicated bioactivity of PSCA CAR T-cells.

The results indicate that PSCA-CAR T-cell therapy is feasible in patients with mCRPC with DLT of cystitis and show preliminary anti-tumor effect at a dose of 100M cells plus lymphodepletion. It was concluded that escalation up to the next dose level of 300M can proceed in the trial.

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

In April 2022, the Company announced that interim Phase 1/2 data on MB-106 had been presented at the 2022 Tandem Meetings | Transplantation & Cellular Therapy Meetings of the American Society of Transplantation and Cellular Therapy (“ASTCT”) and Center for International Blood & Marrow Transplant Research (“CIBMTR”), which were held from April 23-26, 2022.

As presented by Mazyar Shadman, M.D., M.P.H., Associate Professor and physician at Fred Hutchinson Cancer Center (“Fred Hutch”) and University of Washington, the data demonstrated high efficacy and a very favorable safety profile in all patients (n=25). Five dose levels were used during the study, and complete responses were observed at all dose levels. Durable responses were observed in a wide range of hematologic malignancies including follicular lymphoma (“FL”),

CLL, diffuse large B-cell lymphoma (“DLBCL”), and Waldenstrom macroglobulinemia (“WM”). An overall response rate (“ORR”) of 96% and complete response (“CR”) rate of 72% was observed in all patients across all dose levels. Additionally, two patients had been previously treated with CD19-directed CAR T therapy and subsequently relapsed, and both responded to treatment, one patient with FL with a CR and the other with DLBCL with a partial response.

CAR T expansion was observed across all dose levels. At the 28-day evaluation, a favorable safety profile was observed in all 25 patients. No patients experienced grade 3 or 4 cytokine release syndrome or immune effector cell‐associated neurotoxicity syndrome (“ICANS”), and none of the FL patients experienced ICANS of any grade (n=18).

On April 30, 2022, Dr. Shadman presented data focused on CLL from this same trial at the 4th International Workshop on CAR-T and Immunotherapies (“iwCAR-T”), and on May 12, 2022, the Company announced that Dr. Shadman would present results from the FL cohort of this trial in an oral presentation at the European Hematology Association 2022 Hybrid Congress (“EHA2022”) taking place June 9-12, 2022.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

The overall objective of combining these two therapies is to first achieve initial cell kill and convert highly malignant brain tumors from immunologically “cold” tumors to immunologically “hot” tumors by injecting them with MB-108 oncolytic virus therapy, then subsequently achieve more robust tumor cell kill by treating these patients with locoregional administration of MB-101 IL13Rα2-directed CAR-T therapy. This trial design is based on MB-108 phase 1 data from UAB, MB-101 phase 1 data from COH, and in vivo studies at COH that combined the two therapies in a mouse tumor model.

In April 2022, we disclosed data from a late-breaking poster presentation at the American Association for Cancer Research (AACR) Annual Meeting 2022, which included results from the MB-108 and MB-101 phase 1 trials, as well as data from the in vivo mouse studies.

COH’s Phase 1 clinical trial (NCT02208362) evaluated the feasibility and safety of repetitive administration of locoregionally delivered MB-101 in 65 heavily pretreated patients with recurrent or refractory malignant glioma, the majority of which were recurrent glioblastoma (rGBM). Following maximal surgical resection / biopsy, dose escalating schedules of MB-101 were administered weekly either intratumorally (“ICT”), intraventricularly (“ICV”) to the cerebrospinal fluid, or to both sites (dual ICT/ICV). Infusions appeared to be well tolerated with clinically manageable flu-like symptoms and two grade 3 events (transient encephalopathy and ataxia) possibly related to the CAR T cells. Optimization of manufacturing and administration in the final cohort of 19 evaluable patients suggested MB-101 provides a possible survival benefit versus historical controls. The only two patients with immunologically hot tumors – as demonstrated by high levels of intratumoral CD3+ T cells pre-therapy – achieved complete responses lasting 7.5 and 31+ months, respectively.

UAB researchers are conducting a Phase 1 clinical trial (NCT03657576) evaluating MB-108 for rGBM that will enroll up to 24 patients. The AACR poster highlighted one clinical trial participant who received a single infusion of MB-108 that was well-tolerated.  MRI changes at approximately 7 weeks post-treatment could not discriminate between tumor progression and pseudoprogression. Therefore, the patient underwent tumor biopsy 7 weeks post treatment that showed necrotic areas in tumor after treatment with MB-108. Immune infiltrates, both treated and untreated, evaluated by flow cytometry at that time point suggested that MB-108-treated tumor regions exhibited T cell immune recruitment differences when compared to an untreated region, with increased numbers of CD3+ CD8+ effector T cells that express granzyme B and lower numbers of naïve T cells. These findings suggest successful conversion by MB-108 therapy of a previously “cold” tumor to an immunologically “hot” tumor.

Finally, preclinical data from orthotopic GBM models in nude mice showed that pre-treatment with MB-108 re-shaped the tumor microenvironment by increasing immune cell infiltrates, and the overall treatment with MB-109 gave no adverse reactions. These data also showed that MB-109 combination therapy could be safely administered at low doses and leads to tumor shrinkage. As noted above, an upcoming Mustang-sponsored Phase 1 clinical trial will evaluate the safety, tolerability, feasibility and preliminary efficacy of MB-109 in patients with IL13Rα2-positive relapsed or refractory GBM and anaplastic astrocytoma. Correlative studies will evaluate whether the combination approach can modify the tumor microenvironment, facilitate CAR T cell trafficking, and mitigate tumor immune escape by antigen loss.

Runway Growth Capital LLC (“Runway”) Term Loan

In March 2022, we completed a $75 million long-term debt facility with Runway.  We received funding of $30 million and we are eligible to receive an additional $45 million if we meet certain predetermined development milestones and well as equity raise milestones.

At-the-Market Offering

During the three months ended March 31, 2022, the Company issued approximately 2.8 million shares of common stock at an average price of $1.00 per share for gross proceeds of $2.8 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $49,000.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. Applying these principles requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see the MD&A in the 2021 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2021.

Accounting Pronouncements

During the three-month period ended March 31, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our financial statements in this report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	For the three months ended March 31,		Change
($in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$16,289	$11,618	$4,671	40%
Research and development – licenses acquired	—	—	—	—%
General and administrative	3,349	3,469	(120)	(3)%
Total operating expenses	19,638	15,087	4,551	30%
Loss from operations	(19,638)	(15,087)	(4,551)	30%

Other income (expense)
Interest income	73	134	(61)	(46)%
Interest expense	(230)	(4)	(226)	5,650%
Total other income (expense)	(157)	130	(287)	(221)%
Net Loss	$(19,795)	$(14,957)	$(4,838)	32%

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

For the three months ended March 31, 2022 and 2021, research and development expenses were $16.3 million and $11.6 million, respectively. The increase of approximately $4.7 million is primarily due to higher expenses of $2.0 million for personnel related expenses in connection with the advancement of our programs, $1.4 million for third party clinical trial costs, $1.0 million for laboratory supplies, and $0.5 million for plasmid manufacturing costs. Non-cash stock compensation expense included in research and development expense for the three months ended March 31, 2022 and 2021 approximated $0.5 million and $0.7 million, respectively, a decrease of $0.2 million.

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

For the three months ended March 31, 2022 and 2021, general and administrative expenses were $3.3 million and $3.5 million, respectively. The decrease of approximately $0.2 million is primarily attributed to $0.6 million decrease for shares issued to Fortress, in connection with the equity fees paid on financings, partially offset by $0.1 million increase in professional and outside services, $0.1 million for personnel related expenses, $0.1 million for MSA fee, and $0.1 million for all other expenses. Non-cash stock compensation included in general and administrative expense for the three months ended March 31, 2022 and 2021 approximated $0.1 million and $0.3 million, respectively, a decrease of $0.2 million.

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

Other Income or Expense

For the three months ended March 31, 2022 and 2021, other income (expense) was $(0.2) million and $0.1 million, respectively. The increase of approximately $0.3 million in expense is primarily attributed to interest expense related to the new Term Loan that we entered into in March 2022.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, the Company had an accumulated deficit of $271.6 million.

The Company has funded its operations to date primarily through the sale of equity and its Term Loan. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2022, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

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

Contractual Obligations

We enter into contracts in the normal course of business with licensors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third parties for the procurement of various products and services, including without limitation biopharmaceutical development, biologic assay development, commercialization, clinical and preclinical development, clinical trials management, pharmacovigilance and manufacturing and supply. These contracts typically do not contain minimum purchase commitments (although they may) and are generally terminable by us upon written notice. Payments due upon termination or cancelation/delay consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation; in certain cases, our contractual arrangements with CROs and CMOs include cancelation and/or delay fees and penalties.

During the three months ended March 31, 2022, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2021 Form 10-K.

Cash Flows for the Three months Ended March 31, 2022 and 2021

	For the three months ended March 31,
($in thousands)	2022	2021
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(16,289)	$(15,580)
Investing activities	(1,334)	(458)
Financing activities	30,221	47,605
Net change in cash, cash equivalents and restricted cash	$12,598	$31,567

Operating Activities

Net cash used in operating activities was $16.3 million for the three months ended March 31, 2022, compared to $15.6 million for the three months ended March 31, 2021.

Net cash used in operating activities for the three months ended March 31, 2022, was primarily due to approximately $19.8 million in net loss, partially offset by $1.3 million change in operating assets and liabilities, $0.8 million of equity fee on issuance of common shares to Fortress for the Term Loan, $0.6 million of non-cash stock compensation expenses and $0.6 million of depreciation.

Net cash used in operating activities for the three months ended March 31, 2021, was primarily due to approximately $15.0 million in net loss and $3.3 million in change in operating assets and liabilities, partially offset by $1.2 million of equity fee on issuance of common shares to Fortress, $1.0 million of non-cash stock compensation expenses and $0.5 million of depreciation.

Investing Activities

Net cash used in investing activities was $1.3 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, representing purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $30.2 million during the three months ended March 31, 2022, driven by (i) proceeds from the issuance of the Term Loan of $30.0 million, net of financing costs of 2.6 million, (ii) gross proceeds of $2.8 million, net of offering costs of $49,000, from the Mustang ATM; and (iii) $0.1 million raised from the issuance of the Company’s common shares in connection with the ESPP.

Net cash provided by financing activities was $47.6 million during the three months ended March 31, 2021, due to gross proceeds of $48.4 million, net of offering costs of $0.9 million, from the Mustang ATM; and $0.2 million raised from the issuance of the Company’s common shares in connection with the ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $271.6 million as of March 31, 2022. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of March 31, 2022, we had $123.2 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Additional funding may be more difficult to obtain, or may be more expensive, as a result of recent increases in inflation and interest rates in the U.S.

economy generally. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or, if approved, commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

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

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

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

We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary, in 2022, of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in the Annual Report on Form 10-K;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Risks Inherent in Drug Development and Commercialization

Delays in the commencement or conduct of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement or conduct of clinical trials can be delayed for a variety of reasons, including, but not necessarily limited to, delays in:

●	obtaining regulatory approval to commence a clinical trial;
●	identifying, recruiting and training suitable clinical investigators;
●	reaching and preserving agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
●	obtaining sufficient quantities of a product candidate for use in clinical trials;
●	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
●	developing and validating companion diagnostics on a timely basis, if required;
●	adding new clinical sites once a trial has begun;
●	change in the principal investigator or other key staff overseeing the clinical trial at a given site;
●	identifying, recruiting and enrolling patients to participate in a clinical trial; or
●	retaining (or replacing) patients who have initiated a clinical trial but who may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, personal issues, or other reasons.

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

The FDA and other regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

●	the FDA or comparable foreign regulatory authorities may disagree with the trial design or implementation of our clinical trials, including proper use of clinical trial methods and methods of data analysis;
●	an inability to establish sufficient data and information to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
●	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;
●	the FDA may determine that our manufacturing processes or facilities or those of third-party manufacturers with which we or our respective collaborators currently contract for clinical supplies and plan to contract for commercial supplies do not satisfactorily comply with current good manufacturing practices (“cGMP”) requirements; or
●	the approval policies or interpretation of regulations of the FDA may significantly change in a manner rendering the clinical data insufficient for approval or the product characteristics or benefit-risk profile unfavorable for approval.

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

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its establishment inspection program. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party suppliers and contract manufacturers, but we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, restrictions on imports and exports, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product and customer confidence in our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recalls, re-stocking costs, damage to our reputation and potential for product liability claims.

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

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food Drug and Cosmetic Act (“FDCA”) relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Public concern regarding the safety of drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of the U.S. Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007 (“FDAAA”), grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any of our product candidates, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any of our product candidates, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize our product candidates may be otherwise adversely impacted.

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

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research (“CBER”), to consolidate the review of gene therapy and related products, and to advise the CBER on its review. The FDA can put an IND on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s IRB and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices (“GLPs”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We are currently reliant on the COH, Fred Hutch, St. Jude, and UAB for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

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

The Senate Committee on Health, Education, Labor, and Pensions (“HELP”) advanced the Lower Health Care Costs Act of 2019. Among other things, the bill is intended to reduce costs in the United States health sector. The bill revises certain requirements to expedite the approval of generics and biosimilars. It also limits prices that pharmacy benefit managers may charge health insurers or enrollees for prescription drugs. Although this bill still needs to pass the full Senate and House of Representatives, it is worth noting the wide-ranging effects it could have on the health care sector.

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

In addition, governments may impose price controls, which may adversely affect our future profitability. In January 2020, President Trump signed into law the U.S.-Mexico-Canada (“USMCA”) trade deal into law. As enacted, there are no commitments with respect to biological product intellectual property rights or data protection, which may create an unfavorable environment across these three countries.

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

●	On October 30, 2019, the Trump Administration issued an advanced notice of proposed rulemaking (“ANPRM”) entitled, International Pricing Index Model for Medicare Part B Drugs. This ANPRM was intended to solicit feedback on a potential proposal to align United States drug prices in the Medicare Part B program with international prices. It also solicited public feedback on a policy that would allowing private-sector vendors to negotiate prices, take title to drugs, and improve competition for hospital and physician business. Although this is only a notice for a potential rule, it signals the Administration’s desire to regulatorily influence the United States drug pricing system that could adversely affect the industry.
●	On November 15, 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a proposed rule entitled, Transparency in Coverage and finalized the Calendar Year (“CY”) 2020 Outpatient Prospective Payment System (“OPPS”) & Ambulatory Surgical Center Price Transparency Requirements for Hospitals to Make Standard Charges Rule. Together the rules would increase price transparency through health plans and in hospitals. The affects may influence consumer purchasing habits in the health care sector as a whole. Although the transparency provisions are not yet in effect and the hospital price transparency requirements are subject to litigation, there could be implications for the industry related to drug pricing if or when it is enacted.
●	On November 18, 2019, CMS issued a proposed rule entitled, Medicaid Fiscal Accountability Regulation (“MFAR”). The proposed rule would significantly impact states’ ability to finance their Medicaid programs. If finalized, the MFAR could force states to restructure their Medicaid financing that could disincentivize or change state prescription drug purchasing behavior that would adversely impact the industry.
●	On December 18, 2019, the FDA issued a proposed rule entitled, Importation of Prescription Drugs. The proposed rule would allow the importation of certain prescription drugs from Canada. If finalized, states or other non-federal government entities would be able to submit importation program proposals to FDA for review and authorization. This proposed rule could also influence pricing practices in the United States.
●	On January 30, 2020, CMS issued a state waiver option entitled, Health Adult Opportunity (“HAO”). The HAO would allow states to restructure benefits and coverage policies for their Medicaid programs. The HAO will provide states administrative flexibilities in exchange for a capped federal share. The cap on the federal share is commonly referred to as a “block grant.” Importantly, the HAO allows states to set formularies that align with Essential Health Benefit requirements while still requiring manufacturers to participate in the Medicaid Rebate Program. Depending on utilization of the HAO by states, it could impact the industry – especially if states elect to use a formulary.
●	On December 2, 2020, CMS issued a final rule entitled, Modernizing and Clarifying the Physician Self-Referral Regulations and on the same day the HHS Office of Inspector General finalized a similar rule, entitled Revisions to Safe Harbors Under the Anti-Kickback Statute, and Civil Monetary penalty Rules Regarding Beneficiary Inducements. The rules are an effort to reform regulations dealing with anti-kickback and self-referral laws. These rules allow certain financial arrangements that would otherwise violate anti-kickback and self-referral laws for providers that are participating in value-based payment arrangements. The rule could impact drug purchasing behavior to ensure providers are within their budget and/or restructure existing payment structures between providers and manufacturers.

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
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013, with requirements for manufacturers to submit reports to CMS by June 30, 2014, and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014 and is annually updated; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Limitation Upon Payment of Dividends

The Term Loan provides that, so long as any obligation thereunder remains unpaid, or any lender thereunder has any obligation to make any loan thereunder, the Company shall not any dividends or make any distribution or payment in respect of its equity interests, subject to limited exceptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Mustang Bio, Inc. (formerly Mustang Therapeutics, Inc.), dated July 26, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 1012G (file No. 000-5568) filed with SEC on July 28, 2016).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 14, 2018 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 001-38191) filed with SEC on August 13, 2018).

3.3

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated September 30, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on September 30, 2019).

3.4

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated December 4, 2020 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on December 4, 2020).

3.5

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 17, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on June 22, 2021).

3.6	Bylaws of Mustang Bio, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 1012G (file No. 000-55668) filed with the SEC on July 28, 2016).
10.1

Loan and Security Agreement, dated March 4, 2022, by and between Mustang Bio, Inc., and Runway Growth Finance Corp. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on March 8, 2022).

10.2

Warrant to Purchase Common Stock issued March 4, 2022, by and between Mustang Bio, Inc., and Runway Growth Finance Corp. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on March 8, 2022).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 12, 2022	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eliot Lurier
Eliot Lurier
Interim Chief Financial Officer
(Principal Financial Officer)