Form 10-Q
period 2022-06-30
MUSTANG BIO, INC.
filed 2022-08-11
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of August 9, 2022
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	105,221,651

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent upon raising additional capital, which efforts may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business, and we may have limited growth opportunities if we fail to do so.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) and gene therapy technology and product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.
●	Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

General Risks

●	We have received notice from the Nasdaq Stock Market of non-compliance with its minimum bid price rules; our common stock may be subject to delisting from The Nasdaq Global Market if we are unable to regain compliance which may decrease the market liquidity and market price of our common stock.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$107,369	$109,618
Other receivables - related party	33	50
Prepaid expenses and other current assets	1,974	2,038
Total current assets	109,376	111,706

Property, plant and equipment, net	8,663	9,025
Fixed assets - construction in process	1,537	2,027
Restricted cash	1,000	1,000
Other assets	359	362
Operating lease right-of-use asset, net	970	1,050
Total Assets	$121,905	$125,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$10,165	$9,744
Payables and accrued expenses - related party	448	723
Operating lease liabilities - short-term	368	348
Total current liabilities	10,981	10,815

Deferred income	270	270
Note payable, long-term, net	27,150	—
Operating lease liabilities - long-term	1,496	1,685
Total Liabilities	39,897	12,770

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 and 150,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively
Class A common shares, 845,385 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common shares, 104,511,195 and 93,582,991 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	9
Common stock issuable, 41,652 and 2,536,607 shares as of June 30, 2022 and December 31, 2021, respectively	28	4,329
Additional paid-in capital	372,708	359,906
Accumulated deficit	(290,738)	(251,844)
Total Stockholders’ Equity	82,008	112,400
Total Liabilities and Stockholders’ Equity	$121,905	$125,170

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$15,164	$10,902	$31,453	$22,520
Research and development – licenses acquired	—	1,000	—	1,000
General and administrative	3,077	2,538	6,426	6,007
Total operating expenses	18,241	14,440	37,879	29,527
Loss from operations	(18,241)	(14,440)	(37,879)	(29,527)

Other income (expense)
Interest income	77	85	150	219
Interest expense	(935)	(4)	(1,165)	(8)
Total other income (expense)	(858)	81	(1,015)	211
Net Loss	$(19,099)	$(14,359)	$(38,894)	$(29,316)

Net loss per common share outstanding, basic and diluted	$(0.19)	$(0.16)	$(0.39)	$(0.35)

Weighted average number of common shares outstanding, basic and diluted	102,947,158	87,561,764	100,444,938	84,033,508

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended June 30, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2022	250,000	$—	845,385	$—	100,287,838	$10	$27	$368,933	$(271,639)	$97,331
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	3,979,289	—	—	3,051	—	3,051
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	84,207	—	1	74	—	75
Issuance of common shares under ESPP	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	159,861	—	—	650	—	650
Net loss	—	—	—	—	—	—	—	—	(19,099)	(19,099)
Balances at June 30, 2022	250,000	$—	845,385	$—	104,511,195	$10	$28	$372,708	$(290,738)	$82,008

	For the Six Months Ended June 30, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	250,000	$—	845,385	$—	93,582,991	$9	$4,329	$359,906	$(251,844)	$112,400
Issuance of common shares - Founders Agreement	—	—	—	—	2,536,607	—	(4,212)	4,212	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	6,753,083	1	—	5,789	—	5,790
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	178,582	—	(89)	237	—	148
Issuance of common shares under ESPP	—	—	—	—	157,281	—	—	116	—	116
Stock-based compensation expenses	—	—	—	—	347,724	—	—	1,314	—	1,314
Issuance of common shares - Equity fee on RWG debt	—	—	—	—	954,927	—	—	750	—	750
Issuance of warrants for RWG debt	—	—	—	—	—	—	—	384	—	384
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(38,894)	(38,894)
Balances at June 30, 2022	250,000	$—	845,385	$—	104,511,195	$10	$28	$372,708	$(290,738)	$82,008

	For the Three Months Ended June 30, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2021	250,000	$—	845,385	$—	85,043,153	$8	$218	$333,566	$(200,431)	$133,361
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	4,606,102	1	—	15,087	—	15,088
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	127,744	—	(33)	421	—	388
Issuance of common shares under ESPP	—	—	—	—	1,043	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	158,120	—	—	547	—	547
Net loss	—	—	—	—	—	—	—	—	(14,359)	(14,359)
Balances at June 30, 2021	250,000	$—	845,385	$—	89,936,162	$9	$185	$349,621	$(214,790)	$135,025

	For the Six Months Ended June 30, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	250,000	$—	845,385	$—	70,920,693	$7	$7,939	$275,963	$(185,474)	$98,435
Issuance of common shares - Founders Agreement	—	—	—	—	2,001,490	—	(7,577)	7,577	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	16,203,605	2	—	62,617	—	62,619
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	452,965	—	(177)	1,763	—	1,586
Issuance of common shares under ESPP	—	—	—	—	55,963	—	—	158	—	158
Stock-based compensation expenses	—	—	—	—	301,308	—	—	1,543	—	1,543
Exercise of warrants	—	—	—	—	138	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(29,316)	(29,316)
Balances at June 30, 2021	250,000	$—	845,385	$—	89,936,162	$9	$185	$349,621	$(214,790)	$135,025

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(38,894)	$(29,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on at-the-market offering to Fortress Biotech	147	1,586
Common shares issuable for Founders Agreement	1	—
Research and development - licenses acquired	—	1,000
Issuance of common shares - Equity fee to Fortress Biotech on note payable	750	—
Stock-based compensation expenses	1,314	1,543
Depreciation expense	1,298	934
Amortization of debt discount	185	—
Amortization of operating lease right-of-use assets	80	68
Loss on disposal of property and equipment	239	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	67	324
Other receivables - related party	17	(17)
Accounts payable and accrued expenses	1,376	(3,414)
Payable and accrued expenses - related party	(275)	(241)
Lease liabilities	(169)	(142)
Net cash used in operating activities	(33,864)	(27,675)

Cash Flows from Investing Activities:
Purchase of research and development licenses	—	(750)
Purchase of fixed assets	(1,640)	(2,149)
Net cash used in investing activities	(1,640)	(2,899)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - at-the-market offering	5,900	63,773
Offering costs for the issuance of common shares - at-the-market offering	(110)	(1,238)
Proceeds from debt issuance	30,000	—
Fees paid on the issuance of debt	(2,651)	—
Proceeds from issuance of common shares under ESPP	116	158
Net cash provided by financing activities	33,255	62,693

Net change in cash, cash equivalents and restricted cash	(2,249)	32,119
Cash, cash equivalents and restricted cash, beginning of the period	110,618	98,804
Cash, cash equivalents and restricted cash, end of the period	$108,369	$130,923

Supplemental disclosure of cash flow information:
Cash paid for interest	$845	$—

Supplemental disclosure of noncash investing and financing activities:
Fixed assets (acquired but not paid)	$315	$298
Issuance of common shares - Founders Agreement	$4,212	$7,577
Research and development licenses included in accounts payable and accrued expenses	$—	$250
Note payable final payment fee (incurred but not paid)	$1,050	$—
Issuance of warrants - note payable	$384	$—
Lease liabilities arising from obtaining right-of-use assets	$—	$81

The accompanying notes are an integral part of these unaudited financial statements

MUSTANG BIO, INC.

Notes to Unaudited Financial Statements

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, the Company had an accumulated deficit of $290.7 million.

The Company has funded its operations to date primarily through the sale of equity and via debt raises, including its loan and financing agreement with Runway Growth Finance Corp. (the “Lender”), herein referred to as the (“Term Loan”). The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2022, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.

In addition to the foregoing, the Company has experienced a moderate impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. The Company has experienced some delays in clinical trial activities, as well as in the availability and delivery of certain consumables and raw materials used in its laboratory and manufacturing operations due to the negative impact of COVID-19 on the global supply chain.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2021, which were included in the Company’s Form 10-K and filed with the SEC on March 23, 2022. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Use of Estimates

The Company’s unaudited financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Due to the uncertainty inherent in such estimates, actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts, as restricted cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Balance Sheets to the Unaudited Statements of Cash Flows for the six months ended June 30, 2022 and 2021:

	June 30,
($ in thousands)	2022	2021
Cash and cash equivalents	$ 107,369	$ 129,923
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$ 108,369	$ 130,923

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

Note 3 - Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – All Licenses

City of Hope

CD123 License (MB-102)

For the three and six months ended, June 30, 2021, the Company recorded $0.3 million related to a non-refundable milestone payment for the 24th patient treated in connection with the CD123 clinical study. There were no such expenses for the three and six months ended June 30, 2022.

Mayo Clinic – CAR T Technology License

For the three and six months ended June 30, 2021, the Company recorded $0.8 million in research and development expenses – licenses acquired. There were no such expenses for the three and six months ended June 30, 2022.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and six months ended June 30, 2022 and 2021, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements in the Unaudited Statements of Operations pursuant to the terms of this agreement:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2022	2021	2022	2021
City of Hope National Medical Center	$—	$—	$—	$—
CD123	52	21	103	226
IL13Rα2	234	279	462	793
CS1	50	197	100	372
HER2	271	31	542	154
PSCA	28	(4)	50	46
Fred Hutchinson Cancer Research Center - CD20	358	327	846	998
St. Jude Children's Research Hospital - XSCID	94	176	218	280
LUMC - RAG1 SCID	138	—	265	—
Mayo Clinic	231	233	462	233
Total	$1,456	$1,260	$3,048	$3,102

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

HER2 (MB-103) Clinical Research Support Agreement

Since September 2020, the Company has been party to a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma” for MB-103. Under the terms of the agreement the Company will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $2.5 million.

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

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

Since July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Research Center (“Fred Hutch”), the Company has been party to an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million, which includes $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. In January 2022, the CD20 CTA was amended to include additional funding of $2.2 million increasing the total payment obligation of the Company in connection with the CD20 CTA not to exceed $9.3 million. Since inception, the Company has reimbursed Fred Hutch $6.1 million.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

Since June 2020, the Company has been party to a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked severe combined immunodeficiency (“XSCID”) whereby, the Company will continue to reimburse St. Jude for costs incurred in connection with this trial. Since inception, the Company has reimbursed St. Jude $2.7 million.

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

Sponsored Research Support Agreement with Mayo Clinic

Since June 2021, the Company has been party to an SRA with the Mayo Clinic under which the Company will fund research in the amount of $2.1 million over a period of two years. The research performed pursuant to this agreement will support technology the Company has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. Since inception, the Company has funded $0.9 million.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “MSA”) with Fortress for the three and six months ended June 30, 2022 and 2021, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended June 30, 2022 and 2021, the Company recorded expense of $0.3 million and $0.1 million, respectively, related to this agreement. For the six months ended June 30, 2022 and 2021, the Company recorded expense of $0.5 million and $0.3 million, respectively, related to this agreement

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the six months ended June 30, 2022, the Company issued 1,133,510 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $5.9 million from the sale of shares of common stock under Mustang’s at-the-market offering and $30 million from the Runway Growth Capital Term Loan.  For the three months ended June 30, 2022 and 2021, the Company recorded expense of approximately $0.1 million and $0.4 million, respectively, in general and administrative expenses related to these shares. For the six months ended June 30, 2022 and 2021, the Company recorded expense of approximately $0.9 million and $1.6 million, respectively, in general and administrative expenses related to these shares.

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

Note 5 – Property, Plant and Equipment

At June 30, 2022 and December 31, 2021, Mustang’s property, plant and equipment consisted of the following:

	Estimated Useful	June 30,	December 31,
($ in thousands)	Life (in years)	2022	2021
Computer equipment	3	$145	$145
Furniture and fixtures	5	370	370
Machinery and equipment	5	7,486	6,550
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	1,537	2,027
Total property, plant and equipment		17,232	16,786
Less: accumulated depreciation		(7,032)	(5,734)
Property, plant and equipment, net		$10,200	$11,052

Depreciation expense for the three months ended June 30, 2022 and 2021, was approximately $0.7 million and $0.5 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations. Depreciation expense for the six months ended June 30, 2022 and 2021, was approximately $1.3 million and $0.9 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At June 30, 2022 and December 31, 2021, accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2022	2021
Accounts payable	$5,441	$3,512
Research and development	1,432	3,083
Accrued compensation	2,718	2,595
Other	574	554
Total accounts payable and accrued expenses	$10,165	$9,744

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

The Term Loan accrues interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%. The Applicable Rate at June 30, 2022 was 10.21%. For the three and six months ended June 30, 2022, the Company made interest payments of $0.8 million recorded in interest expense in the Unaudited Statements of Operations.

Pursuant to the terms of the Term Loan on the Closing Date the Company paid the Lender upfront fees out of proceeds of $0.4 million consisting of a 1% commitment fee and a deposit of $75,000.  In addition, the Company paid other cash fees directly to third parties comprising of an advisory fee and legal fees totaling $2.3 million.

Also, in connection with the Term Loan, on March 4, 2022, the Company issued a warrant to the Lender to purchase 748,036 shares of the Company’s common stock with an exercise price of $0.8021 (the “Warrant”) via a warrant agreement (the “Warrant Agreement”). The Warrant is exercisable for ten years from the date of issuance. The Lender may exercise the Warrant with cash or through a net issuance conversion. The shares of the Company’s common stock will be registered at the Company’s first opportunity after the date of the exercise of the Warrant. In addition, the provisions of the Warrant Agreement provide for additional warrants to be issued upon funding of the term loan tranches. The fair value of the warrant at the grant date was determined utilizing a Black Scholes Model with the following assumptions: risk free rate of return 1.74%, volatility of 57.3%, 10-year life yielding a value of approximately $0.4 million as of March 4, 2022.  The fair value of the warrant was also recorded in debt discount and will be amortized over the life of the note.

	June 30,	December 31,
($ in thousands)	2022	2021	Applicable Rate	Maturity
Note payable	$31,050	$—	10.21%	April - 2027
Discount on note payable	(3,900)	—
Long-term note payable	$27,150	$—

(1) Balance includes $1.1 million final payment fee.

Amortization of the debt discount associated with the Term Loan was approximately $0.2 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and was recorded in interest expense in the Unaudited Statements of Operations. The Company had no expense related to debt discount amortization in 2021.

The Company has the option to prepay all of the outstanding Term Loan but not less. Prepayment would include outstanding principal, accrued interest, prepayment fee and Final Payment which is equal to the original principal amount of the Term Loan times 3.5% or $1.1 million and is accreted over the life of the loan.

In addition, the Term Loan is secured by a lien on substantially all of our assets other than certain intellectual property assets and certain other excluded collateral, and it contains a minimum liquidity covenant and other covenants that include among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors. The Company was in compliance with all applicable covenants as of June 30, 2022.

The Term Loan contains customary events of default, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Runway will have the right upon notice to accelerate all amounts outstanding under the Term Loan, in addition to other remedies available to the lenders as secured creditors of the Company.

Note 8 - Stockholders’ Equity

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of June 30, 2022, approximately $8.7 million of the 2020 S-3 remains available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of June 30, 2022, there have been no sales of securities under the 2021 S-3.

Common Stock

At the Company’s 2022 Annual Meeting of Stockholders held on June 21, 2022, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue by 50 million to 200 million. The amendment was filed with the Secretary of State of the State of Delaware on July 6, 2022.

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

During the six months ended June 30, 2022, the Company issued approximately 6.8 million shares of common stock at an average price of $0.87 per share for gross proceeds of $5.9 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million. During the six months ended June 30, 2021, the Company issued approximately 16.2 million shares of common stock at an average price of $3.94 per share for gross proceeds of $63.8 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $1.2 million.

Pursuant to the Founders Agreement, the Company issued 178,582 shares of common stock to Fortress at a weighted average price of $1.33 per share for the six months ended June 30, 2022, and recorded 41,652 shares issuable to Fortress in connection with the shares issued under the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 452,965 shares of common stock to Fortress at a weighted average price of $3.50 per share for the six months June 30, 2021, in connection with the shares issued under the Mustang ATM.

Equity Incentive Plan

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,000,000 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 8,000,000 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 11,000,000 shares.

As of June 30, 2022, 5,215,524 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2022:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2021	1,141,675	$5.73	5.31
Outstanding at June 30, 2022	1,141,675	5.73	4.81
Options vested and exercisable at June 30, 2022	713,547	$5.73	4.81

As of June 30, 2022, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock

The following table summarizes restricted stock award activities for the six months ended June 30, 2022:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2021	280,983	$4.05
Vested	(129,058)	4.89
Nonvested at June 30, 2022	151,925	$3.33

As of June 30, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.3 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the six months ended June 30, 2022:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2021	2,335,557	$3.27
Granted	870,000	0.91
Forfeited	(276,686)	2.83
Vested	(455,562)	3.43
Nonvested at June 30, 2022	2,473,309	$2.27

As of June 30, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2.9 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.8 years.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
General and administrative	$208	$240	$355	$564
Research and development	442	307	959	979
Total stock-based compensation expense	$650	$547	$1,314	$1,543

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

As of June 30, 2022, 412,458 shares have been purchased and 587,542 shares are available for future sale under the Company’s ESPP.

Warrants

A summary of warrant activities for the six months ended June 30, 2022, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2021	3,308,654	$8.02	0.73
Expired	(3,000,270)	8.50	—
Granted	748,036	0.80	9.68
Outstanding as of June 30, 2022	1,056,420	$1.54	8.76

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

	For the six months ended June 30,
	2022	2021
Warrants	1,056,420	5,402,532
Options	1,141,675	1,141,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	151,925	280,983
Unvested restricted stock units	2,473,309	2,080,309
Total	5,073,329	9,155,499

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

Our pipeline is currently focused in three core areas: gene therapies for rare genetic disorders, CAR T therapies for hematologic malignancies and CAR T therapies for solid tumors. For each therapy we have partnered with world class research institutions. For our gene therapies, we have partnered with St. Jude in the development of a first-in-class ex vivo lentiviral treatment (“LV”) of XSCID and with LUMC for RAG1 severe combined immunodeficiency (“RAG1-SCID”). For our CAR T therapies we have partnered with the COH, Fred Hutch, Nationwide Children’s Hospital (“Nationwide”) and the Mayo Clinic.

Gene Therapy

In partnership with St. Jude, our XSCID gene therapy programs (MB-107 and MB-207) are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo LV gene therapy is currently in two Phase 1/2 clinical trials involving two different autologous cell products: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”).

MB-107 (Ex vivo LV Therapy for Newly Diagnosed X-linked Severe Combined Immunodeficiency (XSCID))

The interim Phase 1/2 data on treatment of newly diagnosed infants under the age of two with the same LV vector used in MB-107 were updated at an oral presentation at the American Society of Gene & Cell Therapy (“ASGCT”) 25th Annual Meeting from May 16-19, 2022. The data included 23 infants with XSCID treated with the LV vector at a median age of 3 months (range: 2 months to 14 months) with a median follow-up of 2.6 years (range: 4 months to 5.6 years), making it the largest known cohort of infants treated with LV gene therapy with the longest follow-up. Transduced autologous bone marrow CD34+ cells were generated for all patients with a median vector copy number (VCN) of 0.81/cell (range: 0.16-1.81), and a median CD34+ cell dose of 9.61x106/kg (range 4.40-22.45). Prior to the infusion of cells, patients received busulfan targeted to a cumulative area-under-the-curve (cAUC) of 22 mg*hr/L. Severe adverse events occurred in three patients (two patients with pancytopenia and hemolytic anemia, and one patient with delayed neutrophil engraftment), and all resolved.

Seventeen of 18 patients with a follow-up of > 6 months achieved robust immune reconstitution [median CD3+ 2,545/µL, CD4+ 1,568/µL, CD4+/CCR7+/CD45R0- 1,416/µL].  In these 17 patients, T cells matured appropriately as assessed by normal T cell receptor excision circles (TRECs) and TCRvβ repertoire diversity and were functional as judged by phytohemagglutinin activation.   All patients are currently alive with stable vector marking in all cell lineages.  In addition, 15 patients have so far been able to discontinue intravenous immunoglobulin, and to date 14 patients have been successfully immunized.  Identified integration site hotspots were consistent with previous reports for LV vectors, and no evidence of clonal expansion or malignant transformation was observed.

The MB-107 timeline has been extended due to unanticipated issues related to the quality of materials used in manufacturing. We continue to work with our outside suppliers and are working towards enrolling the first patient in a pivotal multicenter Phase 2 clinical trial under our Investigation New Drug Application (“IND”) in 2023 to evaluate MB-107, a LV gene therapy for the treatment of infants under the age of two with XSCID.

MB-207 (Ex vivo LV Gene Therapy for Previously Transplanted XSCID)

In January 2022, the U.S. Food and Drug Administration (“FDA”) issued a hold, pending Chemistry, Manufacturing and Controls (“CMC”) clearance, on our IND application to conduct a pivotal non-randomized multicenter Phase 2 clinical trial of MB-207 in previously transplanted XSCID patients. In order to lift this hold and receive FDA clearance for the IND, we believe the most critical activities will be to (1) perform process validation manufacturing runs using healthy donor material and (2) ensure qualification of all assays related to the product release. We are working towards enrolling the first patient in a pivotal multicenter Phase 2 clinical trial in 2023.

LUMC License

On November 10, 2021, the Company announced that it has executed an exclusive license agreement with LUMC for a first-in-class ex vivo LV gene therapy for the treatment of RAG1 severe combined immunodeficiency (“RAG1-SCID”). On July 27, 2022, the Company announced the successful treatment of the first RAG1-SCID patient. The baby tolerated the gene therapy well and is developing a functioning immune system that is responding to the usual vaccinations for newborns. Combined, XSCID and RAG1-SCID make up almost 60% of all SCID cases combined.

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

We are developing autologous CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). A Phase 1 clinical trial sponsored by COH for MB-102 has completed enrollment and Phase 1 clinical trials sponsored by COH for MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-102, and our clinical trial began enrollment in 2020 for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm (“BPDCN”). In May 2021, the FDA approved our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-106. The first patient was enrolled in July 2022. In June 2022, the FDA granted Orphan Drug Designation to MB-106 for the treatment Waldenstrom macroglobulinemia, a rare type of B-cell non-Hodgkin lymphoma.

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

The interim Phase 1/2 data on MB-106 were updated at an oral presentation at the 2022 European Hematology Association (“EHA 2022”) from June 9-12, 2022. As presented by Mazyar Shadman, M.D., M.P.H., Associate Professor and Physician

at Fred Hutch and University of Washington, the data demonstrated high efficacy and a very favorable safety profile in all patients (n=26). Five dose levels were investigated during the study, and complete responses were observed at all dose levels. Durable responses were observed in a wide range of hematologic malignancies including follicular lymphoma (“FL”), CLL, diffuse large B-cell lymphoma (“DLBCL”), and Waldenstrom macroglobulinemia (“WM”). An overall response rate (“ORR”) of 96% and complete response (“CR”) rate of 73% was observed in all patients across all dose levels. Additionally, two patients had been previously treated with CD19-directed CAR T therapy and subsequently relapsed, and both achieved CR in response to MB-106 treatment, one patient with FL and one patient with DLBCL.

CAR T expansion was observed across all dose levels. At the 28-day evaluation, a favorable safety profile was observed in all patients. No patients experienced grade 3 or 4 cytokine release syndrome or immune effector cell‐associated neurotoxicity syndrome (“ICANS”), and none of the FL patients experienced ICANS of any grade (n=18). We are in the process of manufacturing the first dose for the Mustang-sponsored Phase 1/2 clinical trial and expect to infuse the patient in the next 60 days. We further expect to enroll 3 to 6 patients in this trial by the end of 2022.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

We are developing a combination therapy utilizing a CAR T therapy for solid tumors targeting IL13Rα2 (MB-101) and a herpes simplex virus 1 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma (“GBM”). The overall objective of this program (MB-109) is to first achieve initial cell kill and convert highly malignant brain tumors from immunologically “cold” tumors to immunologically “hot” tumors by injecting them with MB-108 oncolytic virus therapy, then subsequently achieve more robust tumor cell kill by treating these patients with locoregional administration of MB-101 IL13Rα2-directed CAR-T therapy. This trial design is based on MB-108 phase 1 data from the University of Alabama at Birmingham (“UAB”), MB-101 phase 1 data from COH, and in vivo studies at COH that combined the two therapies in a mouse tumor model.

In April 2022, we disclosed data from a late-breaking poster presentation at the American Association for Cancer Research (AACR) Annual Meeting 2022, which included results from the MB-108 and MB-101 phase 1 trials, as well as data from the in vivo mouse studies. We are in the process of completing IND-enabling manufacturing and non-clinical activities requested by the FDA in a pre-IND meeting and expect to file an IND for a Mustang-sponsored phase 1 trial in 2023.

At-the-Market Offering

During the six months ended June 30, 2022, the Company issued approximately 6.8 million shares of common stock at an average price of $0.87 per share for gross proceeds of $5.9 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million.

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

Accounting Pronouncements

During the six month period ended June 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	For the three months ended June 30,		Change
($ in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$15,164	$10,902	$4,262	39%
Research and development – licenses acquired	—	1,000	(1,000)	(100)%
General and administrative	3,077	2,538	539	21%
Total operating expenses	18,241	14,440	3,801	26%
Loss from operations	(18,241)	(14,440)	(3,801)	26%

Other income (expense)
Interest income	77	85	(8)	(9)%
Interest expense	(935)	(4)	(931)	23,275%
Total other income (expense)	(858)	81	(939)	(1,159)%
Net Loss	$(19,099)	$(14,359)	$(4,740)	33%

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license, sponsored research and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations (“CROs”) for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies.

For the three months ended June 30, 2022 and 2021, research and development expenses were $15.2 million and $10.9 million, respectively. The increase of approximately $4.3 million is primarily due to higher expenses of $1.5 million for personnel related expenses in connection with the advancement of our programs, $1.0 million for third party clinical trial and sponsored research costs, $0.5 million for laboratory supplies, $1.0 million for plasmid manufacturing costs, and $0.3 million for various other costs. Non-cash stock compensation expense included in research and development expense for the three months ended June 30, 2022 and 2021 approximated $0.4 million and $0.3 million, respectively, an increase of $0.1 million.

For the three months ended June 30, 2022 and 2021, research and development expenses for licenses acquired were approximately zero and $1.0 million, respectively. For the three months ended June 30, 2021, we expensed approximately $0.3 million related to our licenses with COH and $0.8 million related to our license with the Mayo Clinic.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits;

●	license fees and milestone payments related to in-licensed products and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the three months ended June 30, 2022 and 2021, general and administrative expenses were $3.1 million and $2.5 million, respectively. The increase of approximately $0.6 million is primarily attributed to $0.7 million in professional and outside services, $0.1 million in personnel related expenses, and $0.1 million for MSA fee, partially offset by $0.3 million decrease for shares issued to Fortress, in connection with the equity fees paid on financings. Non-cash stock compensation included in general and administrative expense for the three months ended June 30, 2022 and 2021 approximated $0.2 million and $0.2 million, respectively.

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

Other Income or Expense

For the three months ended June 30, 2022 and 2021, other income (expense) was $(0.9) million and $0.1 million, respectively. The increase of approximately $1.0 million in expense is primarily attributed to interest expense related to the Term Loan that we entered into in March 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

	For the six months ended June 30,		Change
($ in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$31,453	$22,520	$8,933	40%
Research and development – licenses acquired	—	1,000	(1,000)	(100)%
General and administrative	6,426	6,007	419	7%
Total operating expenses	37,879	29,527	8,352	28%
Loss from operations	(37,879)	(29,527)	(8,352)	28%

Other income (expense)
Interest income	150	219	(69)	(32)%
Interest expense	(1,165)	(8)	(1,157)	14,463%
Total other income (expense)	(1,015)	211	(1,226)	(581)%
Net Loss	$(38,894)	$(29,316)	$(9,578)	33%

Research and Development Expenses

For the six months ended June 30, 2022 and 2021, research and development expenses were $31.5 million and $22.5 million, respectively. The increase of approximately $8.9 million is primarily due to higher expenses of $3.4 million for personnel related expenses in connection with the advancement of our programs, $1.9 million for third party clinical trial costs, $1.5 million for laboratory supplies, $1.6 million for plasmid manufacturing costs, and $0.5 million for all other expenses. Non-cash stock compensation expense included in research and development expense for the six months ended June 30, 2022 and 2021 approximated $1.0 million and $1.0 million, respectively.

For the six months ended June 30, 2022 and 2021, research and development expenses for licenses acquired were approximately zero and $1.0 million, respectively. For the six months ended June 30, 2021, we expensed approximately $0.3 million related to our licenses with COH and $0.8 million related to our license with the Mayo Clinic.

General and Administrative Expenses

For the six months ended June 30, 2022 and 2021, general and administrative expenses were $6.4 million and $6.0 million, respectively. The increase of approximately $0.4 million is primarily attributed to $0.7 million for professional and outside services, $0.2 million for personnel related expenses, $0.1 million for MSA fee, and $0.1 million related to other expenses, partially offset by $0.7 million decrease for shares issued to Fortress, in connection with the equity fees paid on financings. Non-cash stock compensation included in general and administrative expense for the six months ended June 30, 2022 and 2021 approximated $0.4 million and $0.6 million, respectively, a decrease of $0.2 million.

Other Income or Expense

For the six months ended June 30, 2022 and 2021, other income (expense) was $(1.0) million and $0.2 million, respectively. The increase of approximately $1.2 million in expense is primarily attributed to interest expense and the amortization of debt discount related to the Term Loan that we entered into in March 2022.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, the Company had an accumulated deficit of $290.7 million.

The Company has funded its operations to date primarily through the sale of equity and its Term Loan. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2022, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates.

In addition to the foregoing, the Company has experienced a moderate impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. The Company has experienced some delays in clinical trial accrual, as well as in the availability and delivery of certain consumables and raw materials used in its laboratory and manufacturing operations due to the negative impact of COVID-19 on the global supply chain.

Contractual Obligations

We enter into contracts in the normal course of business with licensors, CROs, contract manufacturing organizations (CMOs) and other third parties for the procurement of various products and services, including without limitation biopharmaceutical development, biologic assay development, commercialization, clinical and preclinical development, clinical trials management, pharmacovigilance and manufacturing and supply. These contracts typically do not contain minimum purchase commitments (although they may) and are generally terminable by us upon written notice. Payments due upon termination or cancelation/delay consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation; in certain cases, our contractual arrangements with CROs and CMOs include cancelation and/or delay fees and penalties.

During the three and six months ended June 30, 2022, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2021 Form 10-K.

Cash Flows for the Six months Ended June 30, 2022 and 2021

	For the six months ended June 30,
($ in thousands)	2022	2021
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(33,864)	$(27,675)
Investing activities	(1,640)	(2,899)
Financing activities	33,255	62,693
Net change in cash, cash equivalents and restricted cash	$(2,249)	$32,119

Operating Activities

Net cash used in operating activities was $33.9 million for the six months ended June 30, 2022, compared to $27.7 million for the six months ended June 30, 2021.

Net cash used in operating activities for the six months ended June 30, 2022, was primarily due to approximately $38.9 million in net loss, partially offset by $1.0 million change in operating assets and liabilities, $1.3 million of non-cash stock compensation expenses, $1.3 million of depreciation, $0.9 million of equity fee on issuance of common shares to Fortress for the Term Loan and at-the-market issuances, and $0.5 million from other operating activities.

Net cash used in operating activities for the six months ended June 30, 2021, was primarily due to approximately $29.3 million in net loss and $3.5 million in change in operating assets and liabilities, partially offset by $1.6 million of equity fee on issuance of common shares to Fortress, $1.5 million of non-cash stock compensation expenses, $1.0 million of research and development-licenses acquired and $0.9 million of depreciation.

Investing Activities

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2022, representing purchases of fixed assets.

Net cash used in investing activities was $2.9 million for the six months ended June 30, 2021, primarily due to $2.1 million purchases of fixed assets and $0.8 million in purchases of research and development licenses.

Financing Activities

Net cash provided by financing activities was $33.3 million during the six months ended June 30, 2022, driven by (i) proceeds from the issuance of the Term Loan of $30.0 million, net of financing costs of $2.7 million, (ii) gross proceeds of $5.9 million, net of offering costs of $0.1 million, from the Mustang ATM; and (iii) $0.1 million raised from the issuance of the Company’s common shares in connection with the ESPP.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $290.7 million as of June 30, 2022. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of June 30, 2022, we had $108.4 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;

●	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

●	the rate of progress and costs of our efforts to prepare for the submission of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

●	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

●	the effect of competing technological and market developments;

●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

●	the success of the commercialization of one or more of our product candidates, if approved.

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

Our Term Loan with Runway, which we entered into in March 2022, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Term Loan, we granted a security interest in substantially all of our assets, other than certain intellectual property assets and certain other excluded collateral, to Runway. Our failure to comply with the covenants in the Term Loan, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of Runway’s lien on our assets, as determined by Runway, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Term Loan without consent of Runway, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (i) acquire promising intellectual property or other assets on desired timelines or terms; (ii) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (iii) stimulate further corporate growth or development through the assumption of additional debt; or (iv) enter into other arrangements that necessitate the imposition of a lien on corporate assets.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on ex vivo LV gene therapy for rare genetic diseases and on novel combinations of CAR T cells with immuno-oncology antibodies, other biologics, and small molecule kinase inhibitors. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including, but not necessarily limited to:

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

In addition, even if our product candidates were to obtain approval, regulatory authorities may approve any such product candidates or any future product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of the product. In addition, the Drug Enforcement Agency (“DEA”) (or foreign equivalent) may classify one or more of our product candidates in scheduling under the Controlled Substances Act (or its foreign equivalent) that could impede such product’s commercial viability. Any of these scenarios could impact the commercial prospects for one or more of our current or future product candidates.

Any product candidates we advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize product candidates.

The research and clinical development, testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of any product candidate, including our product candidates, is subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market a product candidate until such product candidate’s BLA or NDA is approved by the FDA. The process of obtaining approval is uncertain, expensive, often spanning many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to significant and expensive clinical testing requirements, our ability to obtain marketing approval for product candidates depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or equipment and facilities are inadequate to support approval. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. We intend to seek approval to market our product candidates in the U.S., the European Union (“EU”) and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or future introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (“EMA”), and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, a limited number of gene therapy products, including CAR T therapies, have been approved by the FDA, the EMA and the European Commission. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research (“CBER”), to consolidate the review of gene therapy and related products, and to advise the CBER on its review. The FDA can put an IND on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s Institutional Review Board (“IRB”) and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

We rely on our licensors to conduct some of our preclinical studies and some of our clinical trials for our product candidates and for future product candidates, and we rely on third-party CROs and site management organizations to conduct most of the remainder of our preclinical studies and all the rest of our clinical trials. We expect to continue to rely on third parties, such as our licensors, CROs, site management organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

If any of our relationships with these third-party CROs or site management organizations terminates, we may not be able to enter into arrangements with alternative CROs or site management organizations or to do so on commercially reasonable terms. Switching or adding additional CROs or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control, including the impacts of COVID-19, could disrupt the ability of our third-party CROs, site management organizations, clinical data management organizations, medical institutions, and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate. As of the date of this Quarterly Report on Form 10-Q, the Company has experienced a moderate impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus.

We are currently reliant on COH, Fred Hutch, St. Jude, UAB, Mayo Clinic, and LUMC for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, St. Jude, UAB, Mayo Clinic, and LUMC pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his laboratory team at COH, of Dr. Brian Till and his laboratory team at Fred Hutch, of Drs. Stephen Gottschalk and Ewelina Mamcarz at St. Jude, of Dr. James M. Markert at UAB, of Dr. Larry R. Pease at Mayo Clinic, and Dr. Frank Staal at LUMC. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

We rely on third parties to conduct all aspects of our LV vector production and these third parties may not perform satisfactorily.

We do not independently conduct our LV vector production and we currently rely, and expect to continue to rely, on third parties with respect to the manufacture of these items.

Our reliance on these third parties for manufacturing LV vector reduces our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For products that we develop and commercialize, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies is conducted in accordance with the study plan and protocols, and that our LV vectors are manufactured in accordance with GMP as applied in the relevant jurisdictions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our LV vectors in accordance with GMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, market authorization application and BLA submissions and approval of our product candidates, or to support commercialization of our products, if approved. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.

We may be forced to enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture LV vector for our drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval or impact our ability to successfully commercialize our product or any future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

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

Legislative and regulatory changes to the healthcare systems of the United States and certain foreign countries could impact our ability to sell our products profitably. Several federal agencies including FDA, CMS and HHS, in addition to state and local governments regulate drug product development and marketing. In particular, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products by revising the payment methodology for many products reimbursed by Medicare, resulting in lower rates of reimbursement for many types of drugs, and added a prescription drug benefit to the Medicare program that involves commercial plans negotiating drug prices for their members. In addition, this law provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this law and future laws could decrease the coverage and price that we will receive for any approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Therefore, any limitations in reimbursement that results from the MMA may result in reductions in payments from private payors.

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

In the United States there is significant interest in containing healthcare costs and increasing scrutiny of pharmaceutical pricing practices. Congress has continually explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee,

and Judiciary Committee), regularly evaluate and hold hearings on legislation intended to address various elements of the prescription drug supply chain and prescription drug pricing. Proposals include a significant overhaul of the Medicare Part D benefit design, efforts to cap the increase in drug prices, create drug price transparency, and efforts to allow the Secretary of the Department of Health and Human Services to negotiate drug prices with prescription drug manufacturers. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

The former Trump administration took several regulatory steps and proposed numerous prescription drug cost control measures. Similarly, the Biden administration has identified promoting competition and lowering drug prices as a priority. State legislatures are similarly active in proposing and passing legislation and regulations aimed at controlling pharmaceutical and biological prices and drug cost transparency. There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services, including prescription drugs. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and prescription drugs may adversely affect:

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

The COVID-19 pandemic has caused consideration disruptions at the FDA, namely with respect to diverting the FDA’s attention and resources to facilitate vaccine development and ensure rapid review and emergency use authorization of vaccines intended to prevent COVID-19.  Continued focus on COVID-19 countermeasures, and the reorganization and rededication or critical resources, both at the FDA and within similar governmental authorities across the world, may impact the ability of new products and services from being developed or commercialized in a timely manner

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

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

We are currently a party to license agreements with St. Jude, COH, Fred Hutch, University of California at Los Angeles (“UCLA”), Nationwide and other institutions. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Under the terms of the Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on January 1st, payable in shares of common stock in an amount equal to two and one-half percent (2.5%) of our fully-diluted outstanding capital stock as of the business day immediately prior to January 1st of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if the value of Mustang has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Second Amended and Restated Founders Agreement).

We might have received better terms from unaffiliated third parties than the terms we receive in our agreements with Fortress.

The agreements we have entered into with Fortress include the MSA and the Founders Agreement. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales and the provision of employment and transition services. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business.

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

We currently rely on third parties, such as contract laboratories, CROs, medical institutions and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions resulting from the coronavirus outbreak, we will likely experience delays and/or realize additional costs. We also rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. Disruptions to the global supply chain could impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture and distribute our product candidates. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

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

We have received notice from the Nasdaq Stock Market of non-compliance with its minimum bid price rules.

On May 24, 2022, we received written notification (the “Notice Letter”) from the Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the closing bid price for our Common Stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until November 21, 2022 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our Common Stock is at least $1.00 for a minimum of 10 consecutive business days.

In the event that we do not regain compliance with Listing Rule 5450(a)(1) prior to the expiration of the Initial Compliance Period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. A delisting of our Common Stock would have an adverse effect on the market liquidity of our Common Stock and, as a result, the market price for our Common Stock could become more volatile. Further, a delisting could also make it more difficult for us to raise additional capital. We intend to monitor the closing bid price of our Common Stock and may conduct a reverse stock, if necessary, to regain compliance with the Nasdaq bid price rule.

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

3.6

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated July 5, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on July 7, 2022).

3.7	Bylaws of Mustang Bio, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 1012G (file No. 000-55668) filed with the SEC on July 28, 2016).
10.1

Third Amendment to Mustang Bio, Inc. 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 24, 2022).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 11, 2022	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eliot Lurier
Eliot Lurier
Interim Chief Financial Officer
(Principal Financial Officer)