Form 10-Q
period 2022-09-30
MUSTANG BIO, INC.
filed 2022-11-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of November 11, 2022
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	106,458,821

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$91,364	$109,618
Other receivables - related party	33	50
Prepaid expenses and other current assets	3,050	2,038
Total current assets	94,447	111,706

Property, plant and equipment, net	8,950	9,025
Fixed assets - construction in process	1,095	2,027
Restricted cash	1,000	1,000
Other assets	320	362
Operating lease right-of-use asset, net	3,024	1,050
Total Assets	$108,836	$125,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,810	$9,744
Payables and accrued expenses - related party	152	723
Operating lease liabilities - short-term	595	348
Total current liabilities	13,557	10,815

Deferred income	270	270
Note payable, long-term, net	27,293	—
Operating lease liabilities - long-term	3,391	1,685
Total Liabilities	44,511	12,770

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 and 150,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively
Class A common shares, 845,385 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common shares, 106,427,767 and 93,582,991 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	11	9
Common stock issuable, 6,987 and 2,536,607 shares as of September 30, 2022 and December 31, 2021, respectively	4	4,329
Additional paid-in capital	374,045	359,906
Accumulated deficit	(309,735)	(251,844)
Total Stockholders’ Equity	64,325	112,400
Total Liabilities and Stockholders’ Equity	$108,836	$125,170

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$15,419	$14,083	$46,872	$36,603
Research and development – licenses acquired	40	630	40	1,630
General and administrative	3,389	2,364	9,815	8,371
Total operating expenses	18,848	17,077	56,727	46,604
Loss from operations	(18,848)	(17,077)	(56,727)	(46,604)

Other income (expense)
Grant income	669	—	669	—
Interest income	216	75	366	294
Interest expense	(1,034)	(3)	(2,199)	(11)
Total other income (expense)	(149)	72	(1,164)	283
Net Loss	$(18,997)	$(17,005)	$(57,891)	$(46,321)

Net loss per common share outstanding, basic and diluted	$(0.18)	$(0.19)	$(0.57)	$(0.54)

Weighted average number of common shares outstanding, basic and diluted	105,917,723	91,136,969	102,289,247	86,487,092

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2022	250,000	$—	845,385	$—	104,511,195	$10	$28	$372,708	$(290,738)	$82,008
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	1,125,012	—	—	709	—	709
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	62,678	1	(24)	42	—	19
Issuance of common shares under ESPP	—	—	—	—	173,552	—	—	90	—	90
Stock-based compensation expenses	—	—	—	—	555,330	—	—	496	—	496
Net loss	—	—	—	—	—	—	—	—	(18,997)	(18,997)
Balances at September 30, 2022	250,000	$—	845,385	$—	106,427,767	$11	$4	$374,045	$(309,735)	$64,325

	For the Nine Months Ended September 30, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	250,000	$—	845,385	$—	93,582,991	$9	$4,329	$359,906	$(251,844)	$112,400
Issuance of common shares - Founders Agreement	—	—	—	—	2,536,607	—	(4,212)	4,212	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	7,878,095	2	—	6,498	—	6,500
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	241,260	—	(113)	279	—	166
Issuance of common shares under ESPP	—	—	—	—	330,833	—	—	206	—	206
Stock-based compensation expenses	—	—	—	—	903,054	—	—	1,810	—	1,810
Issuance of common shares - Equity fee on RWG debt	—	—	—	—	954,927	—	—	750	—	750
Issuance of warrants for RWG debt	—	—	—	—	—	—	—	384	—	384
Net loss	—	—	—	—	—	—	—	—	(57,891)	(57,891)
Balances at September 30, 2022	250,000	$—	845,385	$—	106,427,767	$11	$4	$374,045	$(309,735)	$64,325

	For the Three Months Ended September 30, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2021	250,000	$—	845,385	$—	89,936,162	$9	$185	$349,621	$(214,790)	$135,025
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	1,050,328	—	—	3,084	—	3,084
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	64,339	—	(148)	223	—	75
Issuance of common shares under ESPP	—	—	—	—	58,358	—	—	151	—	151
Stock-based compensation expenses	—	—	—	—	50,627	—	—	884	—	884
Net loss	—	—	—	—	—	—	—	—	(17,005)	(17,005)
Balances at September 30, 2021	250,000	$—	845,385	$—	91,159,814	$9	$37	$353,963	$(231,795)	$122,214

	For the Nine Months Ended September 30, 2021
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	250,000	$—	845,385	$—	70,920,693	$7	$7,939	$275,963	$(185,474)	$98,435
Issuance of common shares - Founders Agreement	—	—	—	—	2,001,490	—	(7,577)	7,577	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	17,253,933	2	—	65,701	—	65,703
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	517,304	—	(325)	1,986	—	1,661
Issuance of common shares under ESPP	—	—	—	—	114,321	—	—	309	—	309
Stock-based compensation expenses	—	—	—	—	351,935	—	—	2,427	—	2,427
Exercise of warrants	—	—	—	—	138	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(46,321)	(46,321)
Balances at September 30, 2021	250,000	$—	845,385	$—	91,159,814	$9	$37	$353,963	$(231,795)	$122,214

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(57,891)	$(46,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on at-the-market offering to Fortress Biotech	165	1,661
Research and development - licenses acquired	40	1,630
Issuance of common shares - Equity fee to Fortress Biotech on note payable	750	—
Stock-based compensation expenses	1,810	2,427
Depreciation expense	1,995	1,512
Amortization of debt discount	328	—
Amortization of operating lease right-of-use assets	202	102
Loss on disposal of property and equipment	255	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(970)	717
Other receivables - related party	17	(26)
Accounts payable and accrued expenses	4,316	(525)
Payable and accrued expenses - related party	(571)	(194)
Deferred income	—	270
Lease liabilities	(223)	(217)
Net cash used in operating activities	(49,777)	(38,964)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(40)	(1,280)
Proceeds from the sale of fixed assets	127	—
Purchase of fixed assets	(2,619)	(2,609)
Net cash used in investing activities	(2,532)	(3,889)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - at-the-market offering	6,622	66,912
Offering costs for the issuance of common shares - at-the-market offering	(123)	(1,293)
Proceeds from debt issuance	30,000	—
Fees paid on the issuance of debt	(2,650)	—
Proceeds from issuance of common shares under ESPP	206	309
Net cash provided by financing activities	34,055	65,928

Net change in cash, cash equivalents and restricted cash	(18,254)	23,075
Cash, cash equivalents and restricted cash, beginning of the period	110,618	98,804
Cash, cash equivalents and restricted cash, end of the period	$92,364	$121,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,803	$—

Supplemental disclosure of noncash activities:
Fixed assets (acquired but not paid)	$21	$1,376
Issuance of common shares - Founders Agreement	$4,212	$7,577
Research and development licenses included in accounts payable and accrued expenses	$—	$350
Note payable final payment fee (incurred but not paid)	$1,050	$—
Issuance of warrants - note payable	$384	$—
Lease liabilities arising from obtaining right-of-use assets	$2,176	$81

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, the Company had an accumulated deficit of $309.7 million.

The Company has funded its operations to date primarily through the sale of equity and via debt raises, including its loan and financing agreement with Runway Growth Finance Corp. (the “Lender”), herein referred to as the (“Term Loan”). The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2022, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates. The rising interest rate environment may cause the Company to pay more interest on the Term Loan, which could lead to higher operating expenses.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Balance Sheets to the Unaudited Statements of Cash Flows for the nine months ended September 30, 2022 and 2021:

	September 30,
($ in thousands)	2022	2021
Cash and cash equivalents	$ 91,364	$ 120,879
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$ 92,364	$ 121,879

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

Note 3 - Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – All Licenses

City of Hope

CD123 License (MB-102)

For the three and nine months ended, September 30, 2021, the Company recorded $0.3 million related to a non-refundable milestone payment for the 24th patient treated in connection with the CD123 clinical study. There were no such expenses for the three and nine months ended September 30, 2022.

PSCA License (MB-105)

For the three and nine months ended, September 30, 2021, the Company expensed a non-refundable milestone payment of $0.3 million for the 12th patient treated in the Phase 1 clinical study of MB-105 at COH. There were no such expenses for the three and nine months ended September 30, 2022.

Leiden University Medical Centre License

For the three and nine months ended September 30, 2021, the Company expensed an upfront payment of $0.4 million in connection with an exclusive, worldwide licensing agreement with Leiden University Medical Centre for the use of a gene therapy under development for the treatment of severe immunodeficiency caused by RAG1 deficiency. There were no such expenses for the three and nine months ended September 30, 2022.

Mayo Clinic – CAR T Technology License

For the nine months ended September 30, 2021, the Company expensed an upfront payment of $0.8 million in connection with the exclusive license agreement with Mayo Clinic. There were no such expenses for the three and nine months ended September 30, 2022.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and nine months ended September 30, 2022 and 2021, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements in the Unaudited Statements of Operations pursuant to the terms of this agreement:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2022	2021	2022	2021
City of Hope National Medical Center	$—	$—	$—	$—
CD123	62	24	165	250
IL13Rα2	192	199	654	992
CS1	187	138	287	510
HER2	691	319	1,233	473
PSCA	27	23	77	69
Fred Hutchinson Cancer Center - CD20	132	492	978	1,490
St. Jude Children's Research Hospital - XSCID	184	330	402	610
LUMC - RAG1 SCID	92	—	357	—
Mayo Clinic	269	231	731	464
Total	$1,836	$1,756	$4,884	$4,858

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

IL13Rα2 (MB-101) Clinical Research Support Agreements

Since February 2017, the Company has been party to a clinical research support agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 CRA”) with COH, whereby, the Company has agreed to contribute $0.1 million related to patient costs in connection with the on-going investigator-initiated study.

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

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

Since July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Center (“Fred Hutch”), the Company has been party to an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million, which includes $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. In January 2022, the CD20 CTA was amended to include additional funding of $2.2 million increasing the total payment obligation of the Company in connection with the CD20 CTA not to exceed $9.3 million. Since inception, the Company has reimbursed Fred Hutch $6.2 million.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

Since June 2020, the Company has been party to a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked severe combined immunodeficiency (“XSCID”) whereby, the Company will continue to reimburse St. Jude for costs incurred in connection with this trial. Since inception, the Company has reimbursed St. Jude $3.0 million.

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

Sponsored Research Support Agreement with Mayo Clinic

Since June 2021, the Company has been party to an SRA with the Mayo Clinic under which the Company will fund research in the amount of $2.1 million over a period of two years. The research performed pursuant to this agreement will support technology the Company has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. Since inception, the Company has funded $1.4 million.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “MSA”) with Fortress for the three and nine months ended September 30, 2022 and 2021, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended September 30, 2022 and 2021, the Company recorded expense of $0.2 million and $0.1 million, respectively, related to the MSA. For the nine months ended September 30, 2022 and 2021, the Company recorded expense of $0.8 million and $0.4 million, respectively, related to the MSA

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the nine months ended September 30, 2022, the Company issued 1,196,187 shares of common stock to Fortress, which equaled 2.5% of the gross proceeds of $6.6 million from the sale of shares of common stock under Mustang’s at-the-market offering and $30 million from the Runway Growth Capital Term Loan.  For the three months ended September 30, 2022 and 2021, the Company recorded expense of approximately $18,000 and $0.1 million, respectively, in general and administrative expenses related to these shares. For the nine months ended September 30, 2022 and 2021, the Company recorded expense of approximately $0.9 million and $1.7 million, respectively, in general and administrative expenses related to these shares.

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

Note 5 – Property, Plant and Equipment

At September 30, 2022 and December 31, 2021, property, plant and equipment consisted of the following:

	Estimated Useful	September 30,	December 31,
($ in thousands)	Life (in years)	2022	2021
Computer equipment	3	$145	$145
Furniture and fixtures	5	370	370
Machinery and equipment	5	8,414	6,550
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	1,095	2,027
Total property, plant and equipment		17,718	16,786
Less: accumulated depreciation		(7,673)	(5,734)
Property, plant and equipment, net		$10,045	$11,052

Depreciation expense for the three months ended September 30, 2022 and 2021, was approximately $0.7 million and $0.6 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations. Depreciation expense for the nine months ended September 30, 2022 and 2021, was approximately $2.0 million and $1.5 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At September 30, 2022 and December 31, 2021, accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2022	2021
Accounts payable	$7,005	$3,512
Research and development	1,794	3,083
Accrued compensation	3,247	2,595
Other	764	554
Total accounts payable and accrued expenses	$12,810	$9,744

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

The Term Loan accrues interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%. The Applicable Rate at September 30, 2022 was 11.69%. For the three and nine months ended September 30, 2022, the Company made interest payments of $0.8 million and $1.8 million, respectively, recorded in interest expense in the Unaudited Statements of Operations.

Pursuant to the terms of the Term Loan on the Closing Date the Company paid the Lender upfront fees out of proceeds of $0.4 million consisting of a 1% commitment fee and a deposit of $75,000.  In addition, the Company paid other cash fees directly to third parties comprising of an advisory fee and legal fees totaling $2.3 million.

Also, in connection with the Term Loan, on March 4, 2022, the Company issued a warrant to the Lender to purchase 748,036 shares of the Company’s common stock with an exercise price of $0.8021 (the “Warrant”) via a warrant agreement (the “Warrant Agreement”). The Warrant is exercisable for ten years from the date of issuance. The Lender may exercise the Warrant with cash or through a net issuance conversion. The shares of the Company’s common stock will be registered at the Company’s first opportunity after the date of the exercise of the Warrant. In addition, the provisions of the Warrant Agreement provide for additional warrants to be issued upon funding of the term loan tranches. The fair value of the warrant at the grant date was determined utilizing a Black Scholes Model with the following assumptions: risk free rate of return 1.74%, volatility of 57.3%, 10-year life yielding a value of approximately $0.4 million as of March 4, 2022.  The fair value of the warrant was also recorded in debt discount and will be amortized over the life of the Term Loan.

	September 30,	December 31,
($ in thousands)	2022	2021	Applicable Rate	Maturity
Note payable(1)	$31,050	$—	11.69%	April - 2027
Discount on note payable	(3,757)	—
Long-term note payable	$27,293	$—

(1) Balance includes $1.1 million final payment fee.

Amortization of the debt discount associated with the Term Loan was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, and was recorded in interest expense in the Unaudited Statements of Operations. The Company had no expense related to debt discount amortization in 2021.

The Company has the option to prepay all of the outstanding Term Loan but not less. Prepayment would include outstanding principal, accrued interest, prepayment fee and final payment which is equal to the original principal amount of the Term Loan times 3.5% or $1.1 million and is accreted over the life of the Term Loan.

In addition, the Term Loan is secured by a lien on substantially all of our assets other than certain intellectual property assets and certain other excluded collateral, and it contains a minimum liquidity covenant and other covenants that include among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors. The Company was in compliance with all applicable covenants as of September 30, 2022.

The Term Loan contains customary events of default, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Runway will have the right upon notice to accelerate all amounts outstanding under the Term Loan, in addition to other remedies available to the lenders as secured creditors of the Company.

Note 8 - Stockholders’ Equity

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of September 30, 2022, approximately $8.0 million of the 2020 S-3 remains available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of September 30, 2022, there have been no sales of securities under the 2021 S-3.

Common Stock

At the Company’s 2022 Annual Meeting of Stockholders held on June 21, 2022, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue by 50 million to 200 million. The amendment was filed with the Secretary of State of the State of Delaware on July 6, 2022.

At-the-Market Offering

The Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to the 2020 S-3. Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC as an Agent.

During the nine months ended September 30, 2022, the Company issued approximately 7.9 million shares of common stock at an average price of $0.84 per share for gross proceeds of $6.6 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million. During the nine months ended September 30, 2021, the Company issued approximately 17.3 million shares of common stock at an average price of $3.87 per share for gross proceeds of $66.9 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $1.3 million.

Pursuant to the Founders Agreement, the Company issued 241,260 shares of common stock to Fortress at a weighted average price of $1.16 per share for the nine months ended September 30, 2022, and recorded 6,987 shares issuable to Fortress in connection with the shares issued under the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 517,304 shares of common stock to Fortress at a weighted average price of $3.84 per share for the nine months September 30, 2021, in connection with the shares issued under the Mustang ATM.

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

As of September 30, 2022, 4,582,057 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2022:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2021	1,141,675	$5.73	5.31
Outstanding at September 30, 2022	1,141,675	5.73	4.56
Options vested and exercisable at September 30, 2022	713,547	$5.73	4.56

As of September 30, 2022, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2022:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2021	280,983	$4.05
Granted	358,320	0.70
Vested	(129,058)	4.89
Nonvested at September 30, 2022	510,245	$1.48

As of September 30, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.4 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the nine months ended September 30, 2022:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2021	2,335,557	$3.27
Granted	1,249,397	0.82
Forfeited	(395,935)	2.76
Vested	(720,019)	2.93
Nonvested at September 30, 2022	2,469,000	$2.02

As of September 30, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2.5 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.8 years.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
General and administrative	$194	$229	$549	$793
Research and development	302	655	1,261	1,634
Total stock-based compensation expense	$496	$884	$1,810	$2,427

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

As of September 30, 2022, 586,010 shares have been purchased and 413,990 shares are available for future sale under the Company’s ESPP.

Warrants

A summary of warrant activities for the nine months ended September 30, 2022, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2021	3,308,654	$8.02	0.73
Expired	(3,003,770)	8.50	—
Granted	748,036	0.80	9.43
Outstanding as of September 30, 2022	1,052,920	$1.52	8.54

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

	For the nine months ended September 30,
	2022	2021
Warrants	1,052,920	4,736,166
Options	1,141,675	1,141,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	510,245	280,983
Unvested restricted stock units	2,469,000	1,971,182
Total	5,423,840	8,380,006

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

Leases

On June 14, 2022, the Company entered into a sublease agreement with The Paul Revere Life Insurance Company. Pursuant to the terms of the sublease lease agreement, the Company agreed to lease 26,503 square feet, located at 1 Mercantile Street, Worcester, MA (the “Facility”), through January 2030. The Company recorded a right of use asset and related operating lease liability of $2.2 million on the Unaudited Balance Sheet at the lease inception.

The Company also leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026. The Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copiers, which expire in 2024. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At September 30, 2022, the Company had operating lease liabilities of $4.0 million and right of use assets of $3.0 million, which were included in the Unaudited Balance Sheet. At December 31, 2021, the

Company had operating lease liabilities of $2.0 million and right of use assets of $1.1 million, which were included in the Unaudited Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2022	2021
Lease cost
Operating lease cost	$414	$232
Variable lease cost	293	447
Total	$707	$679

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2022	2021
Operating cash flows from operating leases	$362	$260
Weighted-average remaining lease term – operating leases	6.3	5.6
Weighted-average discount rate – operating leases	9.1%	9.0%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Year ended December 31, 2022	$151
Year ended December 31, 2023	529
Year ended December 31, 2024	614
Year ended December 31, 2025	1,139
Year ended December 31, 2026	1,076
Thereafter	2,044
Total	5,553
Less present value discount	(1,567)
Operating lease liabilities	$3,986

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

Gene Therapy

In partnership with St. Jude, our XSCID gene therapy programs (MB-107 and MB-207) are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo LV gene therapy has been utilized in two Phase 1/2 clinical trials involving two different autologous cell products: an ongoing multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude (LVXSCID-ND) and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”) (LVXSCID-OC).

MB-107 (Ex vivo LV Therapy for Newly Diagnosed X-linked Severe Combined Immunodeficiency (XSCID))

Interim Phase 1/2 data on treatment of newly diagnosed infants under the age of two with the same LV vector used in MB-107 were updated at an oral presentation at the American Society of Gene & Cell Therapy (“ASGCT”) 25th Annual Meeting held from May 16-19, 2022. The data included 23 infants with XSCID treated with the LV vector at a median age of 3 months (range: 2 months to 14 months) with a median follow-up of 2.4 years (range: 1.4 months to 5.4 years), making it the largest known cohort of infants treated with LV gene therapy with the longest follow-up. Transduced autologous bone marrow CD34+ cells were generated for all patients with a median vector copy number (VCN) of 0.81/cell (range: 0.16-1.81), and a median CD34+ cell dose of 9.61x106/kg (range 4.40-18.95). Prior to the infusion of cells, patients received busulfan targeted to a cumulative area-under-the-curve (cAUC) of 22 mg*hr/L. Severe adverse events occurred in three patients (two patients with pancytopenia and hemolytic anemia, and one patient with delayed neutrophil engraftment), and all resolved.

Seventeen of 18 patients with a follow-up of > 6 months achieved robust immune reconstitution [median CD3+ 2,545/µL, CD4+ 1,568/µL, CD4+/CCR7+/CD45R0- 1,416/µL].  In these 17 patients, T cells matured appropriately as assessed by normal T cell receptor excision circles (TRECs) and TCRvβ repertoire diversity and were functional as judged by phytohemagglutinin activation (“PHA”).   All patients are currently alive with stable vector marking in all cell lineages.  In addition, 15 patients have so far been able to discontinue intravenous immunoglobulin, and to date 12 patients have been successfully immunized.  Identified integration site hotspots were consistent with previous reports for LV vectors, and no evidence of clonal expansion or malignant transformation was observed.

The MB-107 timeline has been extended due to unanticipated issues related to the quality of materials used in manufacturing. These issues were communicated to the FDA and the Company received a written response on August 26, 2022.  The FDA response provided additional direction enabling us to effectively continue to work with our outside suppliers, and are working towards enrolling the first patient in a pivotal multicenter Phase 2 clinical trial under our Investigation New Drug Application (“IND”) in 2023 to evaluate MB-107, a LV gene therapy for the treatment of newly diagnosed infants under the age of two with XSCID.

MB-207 (Ex vivo LV Gene Therapy for Previously Transplanted XSCID)

In January 2022, the U.S. Food and Drug Administration (“FDA”) issued a clinical hold, pending Chemistry, Manufacturing and Controls (“CMC”) clearance, on our IND application to conduct a pivotal non-randomized multicenter Phase 2 clinical trial of MB-207 in previously transplanted XSCID patients. In order to lift this clinical hold and receive FDA safe-to-proceed for the IND, we believe the most critical activities will be to (1) perform process validation manufacturing runs using healthy donor material and (2) ensure qualification of all assays related to the product release. We are working towards enrolling the first patient in a pivotal multicenter Phase 2 clinical trial in 2023.

LUMC License

On November 10, 2021, the Company announced that it has executed an exclusive license agreement with LUMC for a first-in-class ex vivo LV gene therapy for the treatment of RAG1 severe combined immunodeficiency (“RAG1-SCID”). On July 27, 2022, the Company announced the successful treatment of the first RAG1-SCID patient. The patient tolerated the gene therapy well and is developing a functioning immune system that is responding to the usual vaccinations for newborns. Combined, XSCID and RAG1-SCID make up almost 60% of all SCID cases combined.

CAR-T Therapies

Our pipeline of CAR-T therapies is being developed under exclusive licenses from several world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our partners and transfer the underlying technology to our cell processing facility located in Worcester, Massachusetts, in order to conduct our own clinical trials.

We are developing autologous CAR-T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). A Phase 1 clinical trial sponsored by COH for MB-102 has completed enrollment and Phase 1 clinical trials sponsored by COH for MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA granted a safe-to-proceed for our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-102, and our clinical trial began enrollment in 2020 for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm (“BPDCN”). In May 2021, the FDA granted a safe-to-proceed for our IND application to initiate a multicenter Phase 1/2 clinical trial of MB-106. The first patient was enrolled in July 2022. In June 2022, the FDA granted Orphan Drug Designation to MB-106 for the treatment Waldenstrom macroglobulinemia, a rare type of indolent B-cell non-Hodgkin lymphoma.

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

On October 6, 2022, the Company provided an update on the ongoing Phase 1/2 investigator-sponsored clinical trial at Fred Hutch.  Interim Data from 28 patients treated at Fred Hutch continue to support MB-106 as a viable CAR-T cell therapy for B-NHLs and CLL. As of September 9, 2022, the interim data show:

•	An overall response rate of 96% and complete response (“CR”) rate of 75% in a wide range of hematologic malignancies including follicular lymphoma (“FL”), CLL, diffuse large B-cell lymphoma, and Waldenstrom macroglobulinemia.
•	Twelve patients have experienced CR for more than 12 months (10 ongoing); four patients have experienced CR for more than two years, and the longest patient with CR is at 33 months.
•	Six patients with partial response (“PR”) at their initial 28-day assessments improved to CR, and all remain in ongoing CR.
•	All three patients previously treated with CD19 CAR-T cell therapy have responded to treatment with MB-106.
•	A favorable safety profile for MB-106 as an outpatient therapy remains with no cytokine release syndrome (CRS) or immune effector cell-associated neurotoxicity syndrome (ICANS) ≥ Grade 3.
•	None of the FL patients experienced ICANS of any Grade.

On October 6, 2022, the Company further announced the first patient treated in its multicenter Phase 1/2 Clinical Trial of MB-106, a first-in-class CD20-targeted, autologous CAR T cell therapy to treat B-cell non-Hodgkin lymphoma and chronic lymphocytic leukemia. This multicenter trial under Mustang’s Investigational New Drug Application (“IND”) builds upon the initial, ongoing Phase 1/2 clinical trial taking place at Fred Hutch in a single-center study under Fred Hutch’s IND. We further expect to enroll 3 to 6 patients in this multicenter trial by the end of 2022.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

We are developing a combination therapy utilizing a CAR T therapy for solid tumors targeting IL13Rα2 (MB-101) and a herpes simplex virus 1 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma (“GBM”). The overall objective of this program (MB-109) is to first achieve initial cell kill and convert highly malignant brain tumors from immunologically “cold” tumors to immunologically “hot” tumors by injecting them with MB-108 oncolytic virus therapy, then subsequently achieve more robust tumor cell kill by treating these patients with serial locoregional administration of MB-101 IL13Rα2-directed CAR-T therapy. This trial design is based on MB-108 Phase 1 data from the University of Alabama at Birmingham (“UAB”), MB-101 Phase 1 data from COH, and in vivo studies conducted at COH that combined the two therapies in a mouse tumor model.

In April 2022, we disclosed data from a late-breaking poster presentation at the American Association for Cancer Research (AACR) Annual Meeting 2022, which included results from the MB-108 and MB-101 Phase 1 trials, as well as data from the in vivo mouse studies. We are in the process of completing IND-enabling manufacturing and preclinical activities requested by the FDA in a Pre-IND meeting and expect to file an IND for a Mustang-sponsored Phase 1 trial in 2023.

At-the-Market Offering

During the nine months ended September 30, 2022, the Company issued approximately 7.9 million shares of common stock at an average price of $0.84 per share for gross proceeds of $6.6 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million.

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

Accounting Pronouncements

During the nine months ended September 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	For the three months ended September 30,		Change
($ in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$15,419	$14,083	$1,336	9%
Research and development – licenses acquired	40	630	(590)	(94)%
General and administrative	3,389	2,364	1,025	43%
Total operating expenses	18,848	17,077	1,771	10%
Loss from operations	(18,848)	(17,077)	(1,771)	10%

Other income (expense)
Grant income	669	—	669	100%
Interest income	216	75	141	188%
Interest expense	(1,034)	(3)	(1,031)	34,367%
Total other income (expense)	(149)	72	(221)	(307)%
Net Loss	$(18,997)	$(17,005)	$(1,992)	12%

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

For the three months ended September 30, 2022 and 2021, research and development expenses were $15.4 million and $14.1 million, respectively. The increase of approximately $1.3 million is primarily due to increased expenses of $0.6 million for personnel related expenses in connection with the advancement of our programs, $0.3 million for third party clinical trial and sponsored research costs, $0.4 million for laboratory supplies and $0.5 million for various other costs, partially offset by a $0.5 million decrease in consulting and outside services. Non-cash stock compensation expense included in research and development expense for the three months ended September 30, 2022 and 2021 approximated $0.3 million and $0.7 million, respectively, a decrease of $0.4 million.

For the three months ended September 30, 2022 and 2021, research and development expenses for licenses acquired were approximately $40,000 and $0.6 million, respectively. The decrease of approximately $0.6 million is primarily due to lower license and milestone expenses in the three months ended September 30, 2022. For the three months ended September 30, 2021, the Company expensed approximately $0.3 million related to our licenses with COH and $0.3 million related to our license with Leiden University.

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

For the three months ended September 30, 2022 and 2021, general and administrative expenses were $3.4 million and $2.4 million, respectively. The increase of approximately $1.0 million is primarily attributed to $0.6 million in professional and outside services, $0.2 million in consulting expenses, $0.1 million in personnel related expenses, and $0.1 million for fees related to the MSA. Non-cash stock compensation included in general and administrative expense for the three months ended September 30, 2022 and 2021 approximated $0.2 million and $0.2 million, respectively.

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

Other Income or Expense

For the three months ended September 30, 2022 and 2021, other income (expense) was $(0.1) million and $0.1 million, respectively. The increase of approximately $0.2 million in expense reflects $1.0 million of interest expense related to the Term Loan that we entered into in March 2022, partially offset by $0.7 million of income received from the NIH grant for covered expenses, and $0.1 million of interest income.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	For the nine months ended September 30,		Change
($ in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$46,872	$36,603	$10,269	28%
Research and development – licenses acquired	40	1,630	(1,590)	(98)%
General and administrative	9,815	8,371	1,444	17%
Total operating expenses	56,727	46,604	10,123	22%
Loss from operations	(56,727)	(46,604)	(10,123)	22%

Other income (expense)
Grant income	669	—	669	100%
Interest income	366	294	72	24%
Interest expense	(2,199)	(11)	(2,188)	19,891%
Total other income (expense)	(1,164)	283	(1,447)	(511)%
Net Loss	$(57,891)	$(46,321)	$(11,570)	25%

Research and Development Expenses

For the nine months ended September 30, 2022 and 2021, research and development expenses were $46.9 million and $36.6 million, respectively. The increase of approximately $10.3 million is primarily due to higher expenses of $4.0 million for personnel related expenses in connection with the advancement of our programs, $2.4 million for third party clinical trial costs, $1.8 million for laboratory supplies, $1.3 million for plasmid manufacturing costs, $0.5 million for depreciation expense, and $0.3 million for all other expenses. Non-cash stock compensation expense included in research and development expense for the nine months ended September 30, 2022 and 2021 approximated $1.3 million and $1.6 million, respectively.

For the nine months ended September 30, 2022 and 2021, research and development expenses for licenses acquired were approximately $40,000 and $1.6 million, respectively. The decrease of approximately $1.6 million is primarily due to lower license and milestone expenses in the nine months ended September 30, 2022. For the nine months ended September 30, 2021, the Company expensed approximately $0.5 million related to our licenses with COH, approximately $0.3 million related to our license with Leiden University and $0.8 million related to our license with the Mayo Clinic.

General and Administrative Expenses

For the nine months ended September 30, 2022 and 2021, general and administrative expenses were $9.8 million and $8.4 million, respectively. The increase of approximately $1.4 million is primarily attributed to $1.4 million for professional and outside services, $0.5 million for consulting, $0.1 million for personnel related expenses, and $0.1 million for fees related to the MSA, partially offset by $0.7 million decrease for shares issued to Fortress, in connection with the equity fees paid on financings. Non-cash stock compensation included in general and administrative expense for the nine months ended September 30, 2022 and 2021 approximated $0.5 million and $0.8 million, respectively, a decrease of $0.3 million.

Other Income or Expense

For the nine months ended September 30, 2022 and 2021, other income (expense) was $(1.1) million and $0.3 million, respectively. The increase of approximately $1.4 million in expense is primarily reflects $2.2 million of interest expense and the amortization of debt discount related to the Term Loan that we entered into in March 2022, partially offset by $0.7 million of income received from the NIH grant for covered expenses, and $0.1 million of interest income.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, the Company had an accumulated deficit of $309.7 million.

The Company has funded its operations to date primarily through the sale of equity and its Term Loan. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2022, are sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates. The rising interest rate environment may cause the Company to pay more interest on the Term Loan, which could lead to higher operating expenses.

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

During the three and nine months ended September 30, 2022, we entered into a new lease for office space commencing on July 1, 2022. The lease has a term of 7 years and 7 months, with rent obligations beginning on November 1, 2022. Base rent is $49,000 per month and increases to $56,000 per month during the term of the lease. The first 24 months of rent payments are abated, and the lease includes a $0.3 million tenant improvement allowance. There were no other material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2021 Form 10-K.

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

	For the nine months ended September 30,
($ in thousands)	2022	2021
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(49,777)	$(38,964)
Investing activities	(2,532)	(3,889)
Financing activities	34,055	65,928
Net change in cash, cash equivalents and restricted cash	$(18,254)	$23,075

Operating Activities

Net cash used in operating activities was $49.8 million for the nine months ended September 30, 2022, compared to $39.0 million for the nine months ended September 30, 2021.

Net cash used in operating activities for the nine months ended September 30, 2022, was primarily due to approximately $57.9 million in net loss, partially offset by $2.6 million change in operating assets and liabilities, $1.8 million of non-cash stock compensation expenses, $2.0 million of depreciation, $0.9 million of equity fee on issuance of common shares to Fortress for the Term Loan and at-the-market issuances, and $0.8 million from other operating activities.

Net cash used in operating activities for the nine months ended September 30, 2021, was primarily due to approximately $46.3 million in net loss, partially offset by $1.7 million of equity fee on issuance of common shares to Fortress Biotech, $2.4 million of non-cash stock compensation expenses, $1.5 million of depreciation and $1.6 million of research and development-licenses acquired.

Investing Activities

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2022, representing purchases of fixed assets of $2.6 million partially offset by the cash received from the sale of fixed assets of $0.1 million.

Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2021, primarily due to $2.6 million purchases of fixed assets and $1.3 million in purchases of research and development licenses.

Financing Activities

Net cash provided by financing activities was $34.1 million during the nine months ended September 30, 2022, driven by (i) proceeds from the issuance of the Term Loan of $30.0 million, net of financing costs of $2.7 million, (ii) gross proceeds of $6.6 million, net of offering costs of $0.1 million, from the Mustang ATM; and (iii) $0.2 million raised from the issuance of the Company’s common shares in connection with the ESPP.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $309.7 million as of September 30, 2022. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory commercial approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of September 30, 2022, we had $92.4 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, we may have to delay or terminate the development of certain product candidates if we are unable to secure additional funding; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary, in 2022, of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Limitation Upon Payment of Dividends

The Term Loan provides that, so long as any obligation thereunder remains unpaid, or any lender thereunder has any obligation to make any loan thereunder, the Company shall not pay any dividends or make any distribution or payment in respect of its equity interests, subject to limited exceptions.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 14, 2022	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eliot Lurier
Eliot Lurier
Interim Chief Financial Officer
(Principal Financial Officer)