Form 10-K
period 2022-12-31
MUSTANG BIO, INC.
filed 2023-03-30
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

(781) 652-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MBIO	NASDAQ Capital Market

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $48.8 million.

Class of Common Stock	Outstanding Shares as of March 27, 2023
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	109,398,635

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms to the Company, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our commercial readiness efforts, activities to support a potential commercial launch following any approval of our product candidates, or other operations.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent upon raising additional capital, which efforts may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business, and we may have limited growth opportunities if we fail to do so.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology and gene therapy product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.
●	Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.

●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

General Risks

●	We have received notice from the Nasdaq Stock Market of non-compliance with its minimum bid price rules; our common stock may be subject to delisting from The Nasdaq Capital Market if we are unable to regain compliance which may decrease the market liquidity and market price of our common stock.

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

Our pipeline is currently focused in three core areas: CAR T therapies for hematologic malignancies, CAR T therapies for solid tumors and gene therapies for rare genetic disorders. For each therapy we have partnered with world class research institutions. For our CAR T therapies we have partnered with the City of Hope National Medical Center (“COH”), Fred Hutchinson Cancer Center (“Fred Hutch”), Nationwide Children’s Hospital (“Nationwide”) and the Mayo Foundation for Medical Education and Research (“Mayo Clinic”). For our gene therapies, we have partnered with St. Jude Children’s Research Hospital (“St. Jude”) in the development of a first-in-class ex vivo lentiviral treatment of X-linked severe combined immunodeficiency (“XSCID”) and with Leiden University Medical Centre (“LUMC”) for RAG1 severe combined immunodeficiency (“RAG1-SCID”).

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In July 2019 the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial began enrollment in 2020 for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm (“BPDCN”). In May 2021, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-106, and our clinical trial began enrollment in 2022 for treatment of patients with non-Hodgkin lymphoma (“NHL”) and chronic lymphocytic leukemia (“CLL”). We plan to file an IND for a multicenter Phase 1/2 trial for MB-104 for the treatment of patients with multiple myeloma once COH has established a safe and effective dose.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Rα2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 began during the third quarter of 2019, and we plan to file an IND for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with relapsed or refractory GBM and anaplastic astrocytoma in 2023. In the third quarter of 2019, we announced that COH had started enrolling patients on a Phase 1 clinical trial of MB-101 in combination with nivolumab (trade name: Opdivo®) and ipilimumab (trade name: Yervoy®) in patients with recurrent malignant glioma (ClinicalTrials.gov Identifier: NCT04003649). In the fourth quarter of 2020 we announced that COH had initiated a Phase 1, two-arm clinical trial of MB-101 in patients with leptomeningeal brain tumors (e.g., glioblastoma, ependymoma or medulloblastoma; ClinicalTrials.gov Identifier: NCT04003649).

Finally, the Company is collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. Mustang plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified.

Gene Therapies

In partnership with St. Jude, our XSCID gene therapy programs (MB-107 and MB-207) are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy has been evaluated in two Phase 1/2 clinical trials involving two different autologous cell products: an ongoing multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”). In 2022, the NIH study was suspended as a result of the study stopping rules. In January 2021 we received a safe to proceed “approval” from the U.S. Food and Drug Administration (“FDA”) for our MB-107 Investigational New Drug (“IND”) application allowing us to initiate a pivotal non-randomized multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. In January 2022, the FDA issued a clinical hold, pending additional Chemistry, Manufacturing and Controls (“CMC”) data, on our IND application to conduct a pivotal non-randomized multicenter Phase 2 clinical trial of MB-207 in previously transplanted XSCID patients.

To date, we have not received approval for the sale of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, we have an accumulated deficit of $329.4 million.

We are a majority-controlled subsidiary of Fortress.

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

Of these malignancies, we are currently investigating CD123 as a target for adoptive cellular immunotherapy in BPDCN, since high CD123 expression is associated with enhanced cell proliferation, increased resistance of these cells to apoptosis, and poor clinical prognosis. Depending on the early results in this patient population, we may broaden the inclusion criteria to include AML and high-risk MDS (“HR-MDS”). CD123 is overexpressed in the vast majority of cases of AML and HR-MDS and in essentially all cases of BPDCN.

AML is a cancer of the myeloid line of blood cells characterized by rapid growth of abnormal white blood cells that accumulate in the bone marrow. AML is the most common form of acute leukemia. Although AML is a relatively rare disease, there are approximately 20,000 new cases per year in the U.S. and 10,000 deaths per year, accounting for approximately 1.8% of cancer deaths in the U.S. [Source: The Surveillance, Epidemiology, and End Results (“SEER”) Program of the National Cancer Institute]. AML standard of care involves chemotherapy to induce remission followed by additional chemotherapy or a hematopoietic stem cell transplant. Allogeneic stem cell transplantation (“allo-SCT”) is the preferred treatment for AML following a second remission. It can lead to a 5-year disease-free survival in 26% of patients. Unfortunately, however, currently only about half of relapsed patients are able to achieve a second remission with traditional chemotherapy agents. Patients who do not achieve a second remission are much less likely to benefit from transplantation and face a dismal outcome.

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

MDS and AML lie along a disease continuum, with distinction between the two largely made based upon the percentage of myeloblasts, which are immature cells with large nuclei, nucleoli, and a scant rim of dark blue cytoplasm, suggesting an underlying malignant hematologic disorder. In the current World Health Organization (“WHO”) classification system, blast forms must account for less than 20% of the total cells of the bone marrow aspirate and peripheral blood to meet the criteria for MDS.

MDS prognosis is often assessed using the revised International Prognostic Scoring System (“IPSS-R”), which takes into account cytogenetics, percentage of bone marrow blasts, and the degree of anemia, thrombocytopenia, and neutropenia. This System categorizes patients into very low, low, intermediate, high, and very high risk MDS. High risk and very high risk MDS are characterized by more unfavorable cytogenetics, bone marrow blast percentages greater than 5% but under the 20% threshold for AML, and worse cytopenias (anemia, thrombocytopenia, and neutropenia) – all of which cumulatively generate an IPSS-R score of >4.5 to 6 for high risk MDS and >6 for very high risk MDS. Furthermore, they are generally progressive in nature and can easily progress to AML. Treatment is stratified according to medical fitness in a manner similar to that for older patients with AML. Patients who are medically fit or of intermediate fitness are generally evaluated soon after diagnosis to determine their suitability for allo-SCT. For patients who are not candidates for intensive treatment, care is focused on relieving symptoms and improving the quality of life and might involve lower intensity treatment, for example, with azacitidine, decitabine, or targeted therapy. Patients with recurrent or refractory higher risk MDS may be encouraged to participate in clinical trials. Outside of a clinical trial, the management of patients with recurrent or refractory MDS is largely dependent on the patient’s prior therapy.

BPDCN is categorized by the WHO under AML. Most often, BPDCN presents with features of both lymphoma and leukemia. There is little data about BPDCN and the only approved drug for this disease is tagraxofusp-erzs, which is indicated for the treatment of adult and pediatric patients with both treatment-naïve and previously-treated BPDCN. The average age at diagnosis is 60 to 70 years. BPDCN is very often misdiagnosed and under-reported. The skin is the most frequently involved site of disease (80 percent of cases). However, BPDCN usually progresses with bone marrow involvement and a decrease in red blood cell, white blood cell and platelet counts. The lymph nodes and spleen may also be involved. Common misdiagnoses for BPCDN include non-Hodgkin lymphoma (“NHL”), AML, leukemia cutis [a nonspecific term used for cutaneous (skin) manifestation of any type of leukemia], melanoma (a type of skin cancer), and lupus erythematosus (chronic inflammatory disease that occurs when the body’s immune system attacks its own tissues and organs). There are no data or randomized clinical trials that can define the best first treatment for patients with BPDCN. In addition to the emerging use of tagraxofusp-erzs, which was approved by the FDA in December 2018, treatment sometimes includes therapies that are used for AML, ALL, or lymphoma. The time for which a patient responds to these treatments is usually short. After a relapse, second remissions with conventional chemotherapy are difficult to achieve. allo-SCT, especially if offered in first remission, may result in longer remissions. The current recommendation is for BPDCN patients to be evaluated for an allo-SCT as soon as possible and to begin searching for a donor.

The use of CAR T immunotherapy in relapsed BPDCN, AML, and HR-MDS patients may offer the potential to achieve a complete or longer lasting remission. COH investigators have developed CD123-targeted CAR T cells designed to be activated, to proliferate, and to kill CD123-expressing tumor cells [Mardiros A et al. Blood. 2013;122(18):3138-3148]. The therapy is designed to recognize and eliminate malignant cells, leading to remission in patients with relapsed or refractory BPDCN, AML, and HR-MDS, and could serve as a bridge to potentially curative allogeneic stem cell transplant. The manufacturing process genetically modifies T cells isolated from peripheral blood mononuclear cells in order to express a CD123-specific, hinge-optimized, CD28 co-stimulatory domain-expressing CAR.

In October 2020, we announced the dosing of the first patient in a multicenter Phase 1/2 clinical trial of MB-102 in patients with relapsed or refractory BPDCN (Clinicaltrials.gov Identifier: NCT04109482). This is also the first clinical trial under a Mustang IND in which a patient was dosed with cells processed in our manufacturing facility. In December 2022, we announced that the safety review team (“SRT”), after thoroughly reviewing the safety data from Dose Level 1 (100 x 106 CAR T cells), unanimously recommended dose escalation to Dose Level 2 (300 x 106 CAR T cells). We anticipate initiation of Dose Level 2 cohort in 2023.

MB-104 (CS1 CAR T for Multiple Myeloma and Light Chain Amyloidosis)

CS1 (also known as CD319, CRACC and SLAMF7) was identified as a natural killer (“NK”) cell receptor regulating immune functions. It is also expressed on B cells, T cells, dendritic cells, NK-T cells, and monocytes. CS1 is overexpressed in multiple myeloma (“MM”) and light chain amyloidosis (“AL”), which makes it a good target for immunotherapy. A humanized anti-CS1 antibody, elotuzumab (Empliciti™), has shown promising results in clinical studies and was initially approved by the FDA in 2015 in combination with lenalidomide and dexamethasone for the treatment of patients with multiple myeloma who have received one to three prior therapies. Despite great advances in treatment, MM remains an incurable malignancy of plasma cells. AL is a protein deposition disorder that is a result of a plasma cell dysplasia, similar to MM. Immunotherapy is an attractive approach for AL because of the low burden of disease. Our academic partners at COH have developed a novel second generation CS1-specific CAR T cell therapy. In preclinical studies, they have demonstrated efficacy of these CAR T cells, both in vitro and in vivo, within the context of clinically relevant models of MM and AL. COH is evaluating the safety of this CS1-specific CAR T cell therapy in a Phase 1 trial that commenced in the first half of 2019 (ClinicalTrials.gov Identifier: NCT03710421). Once COH has established a safe and effective dose for MB-104 in this trial, we expect to file an IND for a multicenter Phase 1/2 trial for the treatment of patients with MM.

MB-106 (CD20 CAR T for B cell non-Hodgkin lymphoma (NHL) and chronic lymphocytic leukemia (CLL))

CD20 is a promising target for immunotherapy of B-cell malignancies. CD20 is a B-cell lineage-specific phosphoprotein that is expressed in high, homogeneous density on the surface of more than 95% of B-cell NHL and CLL. CD20 is stable on the cell surface with minimal shedding, internalization, or modulation upon antibody binding and is present at only nanomolar levels as a soluble antigen. It is well established as an effective immunotherapy target, with extensive studies demonstrating improved tumor responses and survival of B-NHL patients treated with rituximab and other anti-CD20 antibodies. Importantly, CD20 continues to be expressed on the lymphoma cells of most patients with relapsed B-NHL despite repetitive rituximab treatments, and loss of CD20 expression is not a major contributor to treatment resistance. Thus, there is strong rationale for testing CD20 CAR T cells as an immunotherapy for NHL.

More than 80,000 new cases of NHL are diagnosed each year in the United States, and over 20,000 patients die of this group of diseases annually. Most forms of NHL including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma (“SLL”), which account collectively for ~45% of all cases of NHL, are incurable with available therapies, except for allo-SCT. However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft-versus-host disease. Aggressive B-cell lymphomas such as diffuse large B-cell lymphoma account for an additional 30-35% of NHL. The majority of patients with aggressive B-NHL are successfully treated with combination chemotherapy, but a significant proportion relapse or have refractory disease, and the outcome of these patients is poor. Innovative new treatments are therefore urgently needed.

Chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) is a mature B cell neoplasm characterized by a progressive accumulation of monoclonal B lymphocytes. CLL is considered to be identical (i.e., one disease with different manifestations) to the NHL SLL. The malignant cells seen in CLL and SLL have identical pathologic and immunophenotypic features. The term CLL is used when the disease manifests primarily in the blood, whereas the term SLL is used when involvement is primarily nodal.

CLL is the most common leukemia in adults in Western countries, accounting for approximately 25 to 35 percent of all leukemias in the United States. It is estimated that 18,740 new cases of CLL will be diagnosed in the United States in 2023. CLL is considered to be mainly a disease of older adults, with a median age at diagnosis of approximately 70 years; however, it is not unusual to make this diagnosis in younger individuals (e.g., from 30 to 39 years of age). The incidence increases rapidly with increasing age. The natural history of CLL is extremely variable, with survival times from initial diagnosis that range from approximately 2 to 20 years, and a median survival of approximately 10 years.

Most patients will have a complete or partial response to initial therapy. However, conventional therapy for CLL is not curative and most patients experience relapse. In addition, many patients will require a change in therapy due to intolerance. Since patients with CLL are generally elderly with a median age older than 70 years, and due to the relatively benign course of the disease in the majority of patients, only selected patients are candidates for intensive treatments such as allo-SCT. Innovative new treatments with a favorable safety profile are therefore urgently needed for patients with relapsed and refractory disease.

Under their IND, Fred Hutch is currently conducting a Phase 1/2 clinical study to evaluate the anti-tumor activity and safety of administering CD20-directed third-generation CAR T cells incorporating both 4-1BB and CD28 co-stimulatory signaling domains  (MB-106) to patients with relapsed or refractory B-cell NHL or CLL (ClinicalTrials.gov Identifier: NCT03277729). Secondary endpoints of this study include safety and toxicity, preliminary antitumor activity as measured by overall response rate and complete remission rate, progression-free survival, and overall survival. The study is also assessing CAR T cell persistence and the potential immunogenicity of the cells. Finally, the study was designed so that Mustang together with Fred Hutch could determine a recommended Phase 2 dose. Fred Hutch intends to enroll approximately 50 subjects in the study, which is being led by Principal Investigator Mazyar Shadman, M.D., M.P.H., Assistant Member of Fred Hutch’s Clinical Research Division.

The Fred Hutch IND was amended in 2019 to incorporate an optimized manufacturing process that had been developed in collaboration with Mustang.

In May 2021, we announced that the FDA had approved our IND application  allowing for initiation of a multi-center Phase 1/2 clinical study  of MB-106 in patients with relapsed or refractory B cell NHL or CLL (Clinicaltrials.gov Identifier: NCT05360238).

In November 2021, Mustang was awarded a grant of approximately $2 million from NCI of the National Institutes of Health. This two-year award will partially fund the Mustang-sponsored multicenter trial to assess the safety, tolerability and efficacy of MB-106.

CAR T Therapies for Solid Tumors

MB-103 (HER2 CAR T for GBM & Metastatic Breast Cancer to Brain)

HER2/neu (“HER2”) is a growth-promoting protein on the outside of all breast cells. Breast cancer cells with higher-than-normal levels of HER2 are called HER2-positive (“HER2+”). These cancers tend to grow and spread faster than other breast cancers. Breast cancer is the most commonly diagnosed cancer in women, with over 42,000 women in the United States expected to die from advanced metastatic disease in 2023. Approximately 20% to 25% of breast cancers overexpress HER2, which is an established therapeutic target of both monoclonal antibodies (mAbs) and receptor tyrosine kinase inhibitors. With the advent of effective mAbs directed against HER2, the median overall survival of patients with metastatic HER2+ breast cancer has improved. However, management of metastatic disease in the brain and/or CNS – observed in up to 50% of HER2+ breast cancer patients – continues to be a clinical challenge in large part due to the inability of mAbs to sufficiently cross the blood-brain barrier. Although small-molecule inhibitors of HER2 exist and have been clinically approved, their single-agent efficacy in the context of metastatic disease to the brain has been limited. While HER2-targeted therapy in combination with conventional agents has shown some promise for the treatment of patients with metastatic breast cancer, control of brain metastases remains a significant unmet clinical need, as most patients survive less than two years following CNS involvement. Recent advances in cellular immunotherapy approaches have underscored the potential for potent antitumor immune responses and clinical benefit against solid cancers, and these approaches may be effective in the treatment of HER2+ cancers – in particular breast cancer – that have metastasized to the brain. Likewise, HER2 has been suggested as a suitable target for GBM, wherein elevated HER2 protein levels have been correlated with impaired survival.

CAR T cell immunotherapy is being actively investigated for the treatment of solid tumors, including HER2+ cancers. Our academic partners at COH have developed a second-generation HER2-specific CAR T cell therapy for the treatment of brain and/or leptomeningeal metastases from HER2+ cancers, as well as for the treatment of refractory/relapsed HER2+ GBM. COH’s preclinical data demonstrate effective targeting of breast cancer brain metastases with intraventricular delivery of CAR T cells expressing HER2-CARs that contain the 4-1BB costimulatory domain. COH is evaluating the safety of this HER2-specific CAR T cell therapy in two ongoing Phase 1 clinical trials that commenced in the fourth quarter of 2018 (ClinicalTrials.gov Identifier: NCT03389230 for HER2+ GBM; ClinicalTrials.gov Identifier: NCT03696030 for HER2+ brain metastases).

MB-105 (PSCA CAR T for Prostate & Pancreatic Cancers)

PSCA is a glycosylphosphatidylinositol-anchored cell membrane glycoprotein. In addition to being highly expressed in the prostate it is also expressed in the bladder, placenta, colon, kidney, and stomach. This gene is upregulated in a large proportion of prostate cancers and is also detected in cancers of the bladder and pancreas. The gene includes a polymorphism that results in an upstream start codon in some individuals; this polymorphism is thought to be associated with a risk for certain gastric and bladder cancers. Prostate cancer may be amenable to T cell-based immunotherapy since several tumor antigens, including prostate stem-cell antigen (“PSCA”), are widely overexpressed in metastatic disease. Our academic partners at COH have developed a second-generation PSCA-specific CAR T cell therapy that has demonstrated robust in vitro and in vivo anti-tumor activity in patient-derived, clinically relevant, bone-metastatic prostate cancer xenograft models. COH is evaluating the safety of this PSCA-specific CAR T cell therapy in an ongoing Phase 1 trial treating patients with PSCA+ metastatic castration-resistant prostate cancer (ClinicalTrials.gov Identifier: NCT03873805).

In October 2020,we announced initial data from this Phase 1 clinical trial in patients with PSCA-positive castration-resistance prostate cancer (“CRPC”). In the presentation at the 2020 Annual Prostate Cancer Foundation Scientific Retreat, the COH principal investigator reported results from a highly refractory patient treated with MB-105 who experienced a 94 percent reduction in prostate-specific antigen (“PSA”), a nearly complete reduction of measurable soft tissue metastasis by computerized tomography, and improvement in bone metastases by magnetic resonance imaging.

MB-109: Combination MB-101(IL13Rα2 CAR T Cell Program for Glioblastoma) and MB-108 (HSV-1 oncolytic virus C134) as a Potential Treatment for IL13Rα2+ Relapsed or Refractory Glioblastoma (GBM) and Anaplastic Astrocytoma (AA).

An attractive novel approach to control glioblastoma is adoptive cellular immunotherapy utilizing CAR T cells. CAR T cells can be engineered to recognize very specific antigenically distinct tumor populations and to migrate through the brain parenchyma to kill malignant cells. In addition, oncolytic viruses (“OVs”) have been developed to effectively infect and kill cancer cells in the tumor, as well as modify the microenvironment to increase tumor immunogenicity and immune cell trafficking within the tumor. Due to these properties, OVs have been studied in combination with other treatments to enhance the effectiveness of immunotherapies.

Preliminary anti-tumor activity has been observed in clinical studies administering the OV (MB-108) and CAR T cell therapy (MB-101) as single agents; however, the combination has not yet been explored. To determine if the combination of both therapies will result in a synergistic effect, investigators from COH developed preclinical studies in orthotopic GBM models in nude mice.  Dr. Christine Brown from City of Hope presented these preclinical studies at the American Association for Cancer Research 2022 annual meeting.  It was observed that co-treatment with C134 OV and IL13Rα2-directed CAR-T cells gave no adverse reaction and, more notably, that pre-treatment with C134 re-shaped the tumor microenvironment by increasing immune cell infiltrates and enhanced the efficacy of sub-therapeutic doses of CAR-T cell therapy delivered either intraventricularly or intratumorally. These preclinical studies aimed to provide a deeper understanding of this combination approach to support the potential benefit of a combination study that will evaluate C134 OV (MB-108) and IL13Rα2-directed CAR-T cells (MB-101).

We received Pre-IND Written Responses from the FDA in May 2022, and we expect to file an IND for the combination trial of C134 oncolytic virus (MB-108) and IL13Rα2-directed CAR- T cells (MB-101) in 2023.  In the planned Phase 1 clinical study, we intend to evaluate the combination of CAR-T cells (MB-101) and the C134 oncolytic virus (MB-108) in patients with IL13Rα2+ high-grade gliomas.  The proposed design of this study will  investigate increasing doses of intratumorally administered MB-108 followed by dual intratumoral (ICT) and intraventricular (ICV) administration of MB-101.

MB-101 (IL13Rα2 CAR T Cell Program for Glioblastoma)

GBM is the most common brain and central nervous system (“CNS”) cancer, accounting for 49.1% of malignant primary brain and CNS tumors, 54% of all gliomas, and 16% of all primary brain and CNS tumors. More than 13,000 new glioblastoma cases were predicted in the U.S. for 2022. Malignant brain tumors are the second leading cause of cancer-related deaths in adolescents and young adults aged 15-39 and the most common cancer occurring among 15-19-year-olds in the U.S. While GBM is a rare disease [2-3 cases per 100,000 persons per year in the U.S. and European Union (“EU”)], it is quite lethal, with five-year survival rates historically under 10%. Standard of care therapy consists of maximal surgical resection, radiation, and chemotherapy with temozolomide, which, while rarely curative, is shown to extend median overall survival from 4.5 to 15 months. GBM remains difficult to treat due to the inherent resistance of the tumor to conventional therapies.

Immunotherapy approaches targeting brain tumors offer promise over conventional treatments. IL13Rα2 is an attractive target for CAR T therapy, as it has limited expression in normal tissue but is overexpressed on the surface of greater than 50% of GBM tumors. CAR-T cells are designed to express membrane-tethered IL-13 receptor ligand (“IL-13”) mutated at a single site (glutamic acid at position 13 to a tyrosine; E13Y) with high affinity for IL13Rα2 and reduced binding to IL13Rα1 in order to reduce healthy tissue targeting (Kahlon KS et al. Cancer Research. 2004;64:9160-9166).

We are developing an optimized CAR-T product incorporating enhancements in CAR-T design and T cell engineering to improve antitumor potency and T cell persistence. These include a second-generation hinge-optimized CAR containing mutations in the IgG4 linker to reduce off-target Fc interactions (Jonnalagadda M et al. Molecular Therapy. 2015;23(4):757-768.), a 4-1BB (CD137) co-stimulatory signaling domain for improved survival and maintenance of CAR T cells, and the extracellular domain of CD19 as a selection/tracking marker. In order to further improve persistence, either central memory T-cells (TCM ) or enriched CD62L+ naïve and memory T cells (TN/MEM) are isolated and enriched. Our manufacturing process limits ex vivo expansion, which is designed to reduce T cell exhaustion and maintain a TCM or TN/MEM phenotype. Based on experiments with CAR-Ts in mouse xenograft models of GBM, these CAR-modified TCM and TN/MEM cells have been shown to be more potent and persistent than earlier generations of CAR-T cells.

Our academic partners at COH have completed a Phase 1 study to assess the feasibility and safety of using TCM or TN/MEM enriched IL13Rα2-specific CAR-engineered T cells for clinical study participants with recurrent/refractory malignant glioma (ClinicalTrials.gov Identifier: NCT02208362). As of May 2022 COH had enrolled and treated 65 patients.  Preliminary data for patients enrolled in Arm 2 of the protocol (the “Intracavitary Arm”) were presented at the annual meeting of the American Association for Cancer Research in April 2018. The data indicated that the CAR-T cells were well tolerated, and no dose-limiting toxicities had been observed. In 2016 COH reported that a patient had achieved a complete response to treatment based on the imaging and clinical features set forth by the Response Assessment in Neuro-Oncology Criteria (“RANO”). This result was published as a case report in the New England Journal of Medicine (Brown CE et al. NEJM. 2016;375:2561-9). As described in the paper, this patient diagnosed with recurrent multifocal glioblastoma received multiple infusions of IL13Rα2-specific CAR-T cells over 220 days through two intracranial delivery routes – infusions into the resected tumor cavity followed by infusions into the ventricular system. Intracranial infusions of IL13Rα2-targeted CAR-T cells were not associated with any toxic effects of grade 3 or higher. After CAR-T cell treatment, regression of all intracranial and spinal tumors was observed, along with corresponding increases in levels of cytokines and immune cells in the cerebrospinal fluid. This clinical response was sustained for 7.5 months after the initiation of CAR T-cell therapy; however, the patient’s disease eventually recurred at four new locations that were distinct and non-adjacent to the original tumors, and biopsy of one of these lesions showed decreased expression of IL13Rα2. With enrollment in this Phase 1 study completed, COH has established the recommended Phase 2 dose, schedule and route of administration, as well as the optimal T cell selection.

Results from this COH study have laid the foundation for 3 new MB-101 studies:

1.	MB-101 with or without nivolumab and ipilimumab in treating patients with recurrent or refractory glioblastoma (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04003649) sponsored by COH;
2.	MB-101 in treating patients with recurrent or refractory glioblastoma with a substantial component of leptomeningeal disease (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04661384) sponsored by COH;
3.	MB101 in combination with the C134 oncolytic virus (MB108) in treating patients with recurrent or refractory glioblastoma or anaplastic astrocytoma (IND filing expected in 2023). This combination therapy, to be administered in a phase 1 two-center trial under Mustang IND, will be referred to as MB-109.

Technology to Convert GBM from an Immunologically Cold Tumor to an Immunologically Hot Tumor

MB-108 (HSV-1 oncolytic virus C134)

MB-108 is a next-generation oncolytic herpes simplex virus (“oHSV”) that is conditionally replication competent; that is, it can replicate in tumor cells, but not in normal cells, thus killing the tumor cells directly through this process. Replication of C134 in the tumor itself not only kills the infected tumor cells but causes the tumor cell to act as a factory to produce new virus. These virus particles are released as the tumor cell dies and can then proceed to infect other tumor cells in the vicinity and continue the process of tumor kill. In addition to this direct oncolytic activity, the virus promotes an immune response against surviving tumor cells, which increases the antitumor effect of the therapy. The virus expresses a gene from another virus from the same overall virus family, human cytomegalovirus, which allows it to replicate better in the tumor cells than its first-generation predecessors. However, the virus has also been genetically engineered to minimize the production of any toxic effects for the patient receiving the therapy.

To improve this virus over its first-generation predecessors, modifications have focused on improving viral replication and spread within the tumor bed and on enhancing bystander damage to uninfected tumor cells. These effects cumulatively should result in converting an immunologically cold tumor to an immunologically hot tumor, which Mustang anticipates will increase the efficacy of its IL13Rα2-directed CAR T for the treatment of GBM and anaplastic astrocytoma.

UAB is the clinical trial site for the Phase 1 trial of MB-108, and the site has initiated a Phase 1 trial that began enrolling patients in 2019 (ClinicalTrials.gov Identifier: NCT03657576). The primary objective of this study is to determine the safety and tolerability of stereotactic intracerebral injections of escalating doses of MB-108 and to determine the maximally tolerated dose (“MTD”) of the oncolytic virus. Secondary objectives are to obtain preliminary information about the potential benefit of MB-108 in the treatment of patients with recurrent malignant gliomas, including relevant data on markers of efficacy, including time to tumor progression and patient survival. This trial has been on clinical hold since September 2022 due to toxicity, and UAB expects FDA clearance in 2023 in order to resume enrolling patients at a lower dose level.

In Vivo CAR T Platform Technology

Mustang is collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. The technology, developed by Larry R. Pease, Ph.D., principal investigator and former director of the Center for Immunology and Immune Therapies at Mayo Clinic, is a new platform to administer CAR T therapy using a two-step approach. First, a peptide is administered to the patient to drive the proliferation of the patient’s resident T cells. This is followed by the administration of a viral CAR construct directly into the lymph nodes of the patient. In turn, the viral construct infects the activated T cells and effectively forms CAR T cells in vivo in the patient. Successful implementation may lead to an off-the-shelf product with no need to isolate and expand patient T cells ex vivo.

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

Gene Therapies for Rare Genetic Disorders

MB-107 and MB-207 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

XSCID is a rare genetic immune system condition that occurs almost exclusively in males, in which affected patients do not live beyond infancy without treatment. Mustang Bio’s first-in-class ex vivo lentiviral gene therapy for XSCID has been administered as two distinct cellular products using the same lentiviral vector in two phase 1/2 clinical trials: (1) an ongoing multicenter trial of MB-107 in newly diagnosed patients being led by St. Jude and including also UCSF Benioff Children’s Hospital San Francisco (“UCSF”) and Seattle Children’s Hospital (“Seattle Children’s”) (ClinicalTrials.gov Identifier: NCT01512888) and (2) a single center trial of MB-207 at the NIH in patients who have previously undergone hematopoietic stem cell transplantation (ClinicalTrials.gov Identifier: NCT01306019).

MB-207 (previously transplanted patients):

The last peer-reviewed presentation by the NIH Principal Investigator, Dr. Harry Malech, occurred at the 61st Annual Meeting of the American Society of Hematology (“ASH”) in December 2019, at which time 24 patients had been treated in total. Eleven patients under the age of two years had been treated at St. Jude and UCSF and thirteen patients 3 to 34 years of age had been treated at the NIH.

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

While the Cohort A results were impressive, the relatively inefficient transduction of hematopoietic stem/progenitor cells (“HSPCs”) required large quantities of vector. This resulted in relatively low vector copy number in myeloid cells in some patients, with delayed immune cell recovery and persistent clinical disease, especially in the last patient treated (patient 8). To address this, NIH developed a refined enhanced transduction (“ET”) procedure and incorporated two transduction enhancers: LentiBOOST™ 1mg/mL and dimethyl prostaglandin 2 (dmPGE2; 1µM) into the manufacturing process from MB-207.

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

In a press release dated February 2, 2021, we further disclosed that, of the 6 Cohort A patients who were alive at the time of the 2019 NIH data readout and who did not undergo repeat therapy, 3 patients were able to discontinue chronic intravenous immunoglobulin (IVIG) and experienced sustained restoration of humoral responses to immunization. The remaining 3 patients had reduced IVIG requirements. All chronic norovirus infections were resolved, and the quality of life of all patients had improved significantly. The original 6 patients in Cohort B also continued to do well, with the longest follow-up being 22 months. Two additional patients were successfully treated with transduction enhancers, for a total of 8 patients in Cohort B. As was the case in Cohort A, no serious adverse events related to treatment were reported other than hematologic related to low-dose busulfan conditioning, and there was no evidence of malignant transformation.

As a result of the study stopping rules, the NIH study was suspended in 2022 due to the presence of clonal expansion in the myeloid lineage in 10% of the treated patients, although to date there have been no observations of insertional mutagenesis or malignancies. All patients continue to be followed and remain clinically stable with no significant hematological anomalies. Upon review of these data, the FDA agree that the risk-benefit ration of both MB-107 and MB-207 remains favorable to support moving forward with the Mustang-sponsored multicenter clinical trials once Mustang has appropriately addressed other items flagged by the Agency.

The IND for MB-207 was submitted to the FDA in December 2021.  In January 2022, the FDA issued a clinical hold, pending additional CMC data. In order to lift this clinical hold and receive an FDA safe-to-procced for the IND, we believe the most critical activities will be to (1) perform process validation manufacturing runs using healthy donor material and (2) ensure qualification of all assays related to the product release. Following completion of these activities and the earliest release of the clinical hold by FDA, we expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial in 2023.

MB-207 received Orphan Drug Designation from the FDA in September 2020.  The FDA also granted Rare Pediatric Disease Designation for MB-207 in August 2020. If Mustang’s BLA for MB-207 is approved, the Company may be eligible to receive a priority review voucher for this product as well, which can also be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred. The European Medicines Agency (“EMA”) granted Advanced Therapy Medicinal Product (“ATMP”) classification to MB-207 in April 2020 and Orphan Drug designation in April 2021.

MB-107 (newly diagnosed patients):

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

Seventeen of 18 patients with a follow-up of > 6 months achieved robust immune reconstitution [median CD3+ 2,545/µL, CD4+ 1,568/µL, CD4+/CCR7+/CD45R0- 1,416/µL].  In these 17 patients, T cells matured appropriately as assessed by normal T cell receptor excision circles (TRECs) and TCRvβ repertoire diversity and were functional as judged by phytohemagglutinin activation (“PHA”). All patients were alive with stable vector marking in all cell lineages.  In addition, 15 patients  had  discontinued intravenous immunoglobulin, and 12 patients had  been successfully immunized.  No evidence of clonal expansion or malignant transformation was observed.

The MB-107 timeline has been extended due to unanticipated issues related to the materials used in manufacturing. These issues were communicated to the FDA and the Company received a written response on August 26, 2022.  The FDA response provided additional direction enabling us to effectively continue to work with our outside suppliers. We are working towards enrolling the first patient in a pivotal multicenter Phase 2 clinical trial under our IND in 2023.

MB-107 received Orphan Drug Designation in August 2020 and Rare Pediatric Disease and Regenerative Medicine Advanced Therapy (“RMAT”) designations in August 2019. Finally, the FDA designated MB-107 a Rare Pediatric Disease in August 2020.

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

The EMA, granted Priority Medicines (“PRIME”) designation to MB-107 in July 2021, and ATMP classification to MB-107 in April 2020 and Orphan Drug designation in November 2020.

MB-110 (Ex vivo Lentiviral Therapy for RAG1 Severe Combined Immunodeficiency (SCID))

Under an exclusive license and in partnership with LUMC, MB-110, a first-in-class ex vivo treatment for RAG1 SCID, is under development. Severe combined immunodeficiency (“SCID”) due to complete recombinase-activating gene-1 (RAG1) deficiency is a rare, genetic disorder due to null mutations in the RAG1 gene resulting in less than 1% of wild type V(D)J recombination activity. Neonatal patients present with life-threatening, severe, recurrent infections by opportunistic fungal, viral and bacterial micro-organisms, as well as skin rashes, chronic diarrhea, failure to thrive and fever. Immunologic observations include profound T and B cell lymphopenia, low or absent serum immunoglobulins, and normal natural killer cell counts. As is the case with other types of SCID, RAG1-SCID is fatal in infancy unless immune reconstitution is achieved with hematopoietic stem cell transplantation (HSCT).

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

Mustang also established an ongoing partnership with Frank J. Staal, Ph.D., professor of Molecular Stem Cell Biology and molecular immunologist at LUMC, whose laboratory developed the MB-110 therapy. Dr. Staal will continue the development of additional LV gene therapies in his lab, to which Mustang Bio has rights under the agreement.

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

City of Hope

In February 2017, the Company and COH amended and restated their license agreement, dated March 17, 2015 (the “Original Agreement”), by entering into three separate amended and restated exclusive license agreements, one relating to the CD123-directed CAR T program, one relating to the IL13Rα2-directed CAR T program, and one relating to the Spacer technology (described below). The total potential consideration payable to COH by the Company, in equity or cash, did not in the aggregate change materially from the Original Agreement. As of December 31, 2022, COH owns 845,385 shares of Class A common stock representing approximately 0.8% of ownership, and has the right to appoint a director to the Board of Directors (the “Board”). The Company considers COH to be a related party, due to the foregoing rights and ownership, as well as the high proportion of the Company’s assets that are licensed from COH.

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

Sponsored Research Agreement - IL13Rα2 and C134 Combination

In October 2020, the Company entered into a Sponsored Research Agreement (“SRA”) with COH to conduct combination studies of a potential IL13Rα2 CAR and C134 oncolytic virus therapy. Pursuant to the SRA, the Company funded research in the amount of $0.3 million for the program. In November 2022, the SRA was amended to include additional funding of $0.6 million.

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

Fred Hutchinson Cancer Center

CD20 Technology License

Effective July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutch for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific CAR (the “CD20 Technology License”). Pursuant to the CD20 Technology License, the Company paid Fred Hutch an upfront fee of $0.3 million and owes an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by the Company of regulatory approval of a licensed product using the CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million. Royalty payments in the mid-single digits are due on net sales of licensed products.

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

In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million for the treatment of five patients with chronic lymphocytic leukemia (“CLL”) and other research costs. In January 2022, the CTA was amended to increase funding by approximately $2.2 million for the treatment of additional patients.

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

Minaris Regenerative Medicine Agreement

On November 23, 2020, we announced an agreement with Minaris Regenerative Medicine GmbH (“Minaris”) to enable technology transfer and GMP clinical manufacturing in Europe of our MB-107 lentiviral gene therapy program for the treatment of XSCID. Under the terms of the agreement, Minaris will perform technology transfer of the manufacturing and analytical processes, as well as their adoption to the European regulatory environment, for the GMP-compliant manufacturing of the drug product at its site in Ottobrunn, Germany, with the goal of supplying clinical trials in Europe. In 2022, the Company made the decision to delay the technology transfer and clinical manufacturing processes.

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

Sponsored Research Agreement

In connection with the Mayo Clinic license agreement, the Company entered into an SRA under which the Company will fund research in the amount of $2.1 million over a period of two years. In October 2022, the SRA was amended to include additional funding of $0.1 million. The research performed pursuant to this agreement will support the technology the Company has licensed from Mayo Clinic.

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

The field of CAR T therapy is extremely active. Companies and partnerships currently engaged in clinical trials with CAR T modalities include Bristol Myers Squibb, Novartis Pharmaceuticals/University of Pennsylvania, 2seventy bio, Allogene Therapeutics, Cellectis, Gilead Sciences, Bellicum Pharmaceuticals, MD Anderson/Ziopharm Oncology, Atara Biotherapeutics, Celyad, Autolus Therapeutics, Precigen Inc., Precision BioSciences, Adicet Bio, Cargo Therapeutics, and ImmPACT Bio.

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

EMPLOYEES

As of December 31, 2022, we had 113 full and part-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement and we consider our employee relations to be good. Employees of Fortress also make valuable financial, legal, scientific and other strategic contributions to Mustang on a regular basis.

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

We have limited experience in processing cells for clinical or commercial purposes. In 2018 we opened our own cell processing facility in Worcester, Massachusetts, in order to manufacture and supply cellular product candidates for all clinical trials that will be conducted under IND applications to be filed by us. In August 2019, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102 (CD123 CAR T) and in January 2021, the FDA approved our IND application to initiate a multi-center Phase 2 clinical trial of MB-107 (XSCID). In May 2021, the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-106 (CD-

20). As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.

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

Item 1A.Risk Factors

Investing in our Common Stock or any other type of equity or debt securities we may offer (together, our “Securities”) involves a high degree of risk. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-K, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us, or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $329.4 million as of December 31, 2022. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms to the Company, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing our programs in hematologic cancers, solid tumors and rare genetic diseases through clinical development. Developing and commercializing CAR T and gene therapy products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States and following any potential commercial launch.

As of December 31, 2022, our cash and cash equivalents were $75.7 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2022 are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Our current and the potential for additional indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to further revise our business plan and strategy, which may result in us (i) significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates, (ii) selling certain of our assets (which could include our manufacturing facility) and/or (iii) may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.

We are exposed to interest rate risk under our Term Loan with Runway, which could cause our debt service obligations to increase significantly.

We are exposed to market risk from changes in interest rates. Our Term Loan with Runway bears a variable interest rate equal to the (i) 8.75% and (ii) the greater of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 0.50%. The Federal Reserve has recently raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in interest rates by the Federal Reserve has and could in the future cause the prime rate to increase, which has and could in the future increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness, or result in increased borrowing costs in the future.

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

Our loan agreement requires us to meet certain funding conditions and operating conditions which place restrictions on our operating and financial flexibility.

Our Term Loan with Runway, which we entered into in March 2022, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt, limitations on the ability to pay cash dividends and other requirements. The Term Loan also subjects us to financial covenants in respect of minimum liquidity, pursuant to which we must maintain an unrestricted cash balance in an amount equal to or greater than the trailing five months of our operating cash flow. This covenant imposes significant operational constraints on us, and it will be difficult for us to continue to comply with the covenant absent remedial measures to reduce costs and/or raise additional capital. The Term Loan contains customary events of default, which include among others, non-payment of principal, violation of covenants, inaccuracy of representations and warranties, insolvency events, materials judgments, and certain regulatory-related events. These restrictions may adversely affect our ability to operate our business, finance our operations, engage in business activities or fully pursue our business strategies. To secure our performance of our obligations under this Term Loan, we granted a security interest in substantially all of our assets, other than certain intellectual property assets and certain other excluded collateral, to Runway. Our failure to comply with the covenants in the Term Loan, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of Runway’s lien on our assets, as determined by Runway, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. In the event of an acceleration of amounts due under the Term Loan as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financing to repay such indebtedness.

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

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of December 31, 2022, we had $76.7 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf rules.” SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the registration statement to calculate our public float.

As of the date of this Annual Report on Form 10-K, our public float was less than $75 million. As a result, for sales following the date of this Annual Report on Form 10-K, and until we again have a public float with a value in exceeds of $75 million, if ever, we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay the pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately and/or effectively evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We are a "smaller reporting company," and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

If serious adverse or unacceptable side effects are identified during the development of one or more of our product candidates or any future product candidate, we may need to abandon or limit the development of some of our product candidates.

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

In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such a country.

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

If any of our relationships with these third-party CROs or site management organizations terminates, we may not be able to enter into arrangements with alternative CROs or site management organizations or to do so on commercially reasonable terms. Switching or adding additional CROs or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control, including the impacts of COVID-19, could disrupt the ability of our third-party CROs, site management organizations, clinical data management organizations, medical institutions, and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate. As of the date of this Annual Report on Form 10-K, the Company has experienced a moderate impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus.

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

The COVID-19 pandemic has caused considerable disruptions at the FDA, namely with respect to diverting the FDA’s attention and resources to facilitate vaccine development and ensure rapid review and emergency use authorization of vaccines intended to prevent COVID-19. Continued focus on COVID-19 countermeasures, and the reorganization and rededication for critical resources, both at the FDA and within similar governmental authorities across the world, may impact the ability of new products and services from being developed or commercialized in a timely manner.

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

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on January 1st, payable in shares of common stock in an amount equal to two and one-half percent (2.5%) of our fully-diluted outstanding capital stock as of the business day immediately prior to January 1st of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if the value of Mustang has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Founders Agreement).

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

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our preclinical research and clinical trials have been affected in the past by the pandemic, and they may be affected again in the future should the pandemic return to previous levels of severity. Similarly, the FDA has identified COVID-19 as an important contributor to delays in response to sponsors and in scheduling of requested meetings, and it is not clear at the present time that such delays have subsided. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Infections and deaths related to the pandemic may disrupt the United States’ and other countries’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA or other regulatory review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently rely on third parties, such as contract laboratories, CROs, medical institutions and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions resulting from the coronavirus outbreak, we will likely experience delays and/or realize additional costs. We also rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. Disruptions to the global supply chain have impacted our and our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture and distribute our product candidates. As a result, our efforts to develop our products have been delayed, and recurrence of such disruptions could delay or disrupt our ability to obtain regulatory approvals for, and to commercialize, our product candidates. Finally, we have incurred considerable expense to warehouse sufficient supplies in anticipation of future unexpected supply chain disruptions, and we may need to increase these expenses as we increase our cell processing.

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

The Company’s employees and consultants are being affected by the COVID-19 pandemic. The Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. COVID-19 may also compromise the ability of independent contractors who perform consulting services for us to deliver services or deliverables in a satisfactory or timely manner.  Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which continues to require an investment of time and resources, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

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

On May 24, 2022, we received written notification (the “Notice Letter”) from the Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the closing bid price for our Common Stock was below the $1.00 per share requirement for the previous 30 consecutive business days. The Notice Letter stated that we had 180 calendar days, or until November 21, 2022 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. On November 22, 2022, we were granted an additional 180 calendar days, or until May 24, 2023 (“Extended Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our Common Stock is at least $1.00 for a minimum of 10 consecutive business days. Although we have taken steps toward effecting a reverse stock split in order to regain compliance with the minimum bid price requirement, and we expect to complete the reverse stock split and regain compliance within the extended compliance period, there can be no assurance that such transaction will be completed, or if completed, will be successful in regaining compliance with the minimum bid price requirement.

In the event that we do not regain compliance with Listing Rule 5450(a)(1) prior to the expiration of the Extended Compliance Period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. A delisting of our Common Stock would have an adverse effect on the market liquidity of our Common Stock and, as a result, the market price for our Common Stock could become more volatile. Further, a delisting could also make it more difficult for us to raise additional capital.

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

On October 27, 2017, we entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation (“Landlord”). Pursuant to the terms of the lease agreement, we agreed to lease 27,043 sf from the Landlord, located at 377 Plantation Street in Worcester, MA (the “Plantation Street Facility”), through November 2026, subject to additional extensions at our option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis.

The Plantation Street Facility became operational for the production of personalized CAR T and gene therapies in 2018.

On June 14, 2022, the Company entered into a sublease agreement with The Paul Revere Life Insurance Company. Pursuant to the terms of the sublease lease agreement, the Company agreed to lease 26,503 square feet, located at 1 Mercantile Street, Worcester, MA (the “Mercantile Street Facility”), through January 2030. Base rent, net of abatements of $1.2 million, totals approximately $3.4 million.

Item 3.      Legal Proceedings

We are not involved in any legal proceedings that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our company or our officers or directors in their capacities as such.

Item 4.        Mine Safety Disclosures

Not applicable

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

On November 22, 2022, our common stock listing transferred to the NASDAQ Capital Market tier and continues to be traded under the symbol “MBIO.” Our common stock had been quoted on the NASDAQ Global Market since August 22, 2017, under the symbol “MBIO.” Prior to this there was no public market for our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 30, 2017, July 30, 2021, and July 15, 2022, we filed a registration statement on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our 2016 Plan. That registration statement became effective immediately upon filing, and shares covered by the registration statement are eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 limitations applicable to our affiliates.

Our Board of Directors approved, and our stockholders subsequently approved, a reverse stock split of our Common Stock. On March 15, 2023, the Board of Directors set the reverse stock split ratio at 15-for-1. We have filed a Definitive Information Statement on Schedule 14C in connection with the reverse stock split, and once the applicable waiting periods under SEC and Nasdaq rules have expired, we plan to file a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended, in order to give effect to the reverse stock split.

The information required by Item 5 of Form 10-K addressing equity compensation plans is incorporated herein by reference to “Item 12, Security Ownership of Certain Beneficial Owners of Management and Related Stockholder Matters.”

Holders of Record

As of December 31, 2022, there were approximately 75 holders of record of our common stock and one holder of record for our Class A common stock. The actual number of stockholders of our common shares is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

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

Our pipeline is currently focused in three core areas: CAR T therapies for hematologic malignancies, CAR T therapies for solid tumors and gene therapies for rare genetic disorders. For each therapy we have partnered with world class research institutions. For our CAR T therapies we have partnered with COH, Fred Hutch, Nationwide and Mayo Clinic. For our gene therapies, we have partnered with St. Jude in the development of a first-in-class ex vivo lentiviral treatment of XSCID and with LUMC in the development of a first-in-class ex vivo lentiviral treatment of RAG1-SCID.

The Company expects to incur substantial expenses for the foreseeable future relating to research, development and commercialization of its potential products. However, there can be no assurance that the Company will be successful in securing additional resources when needed, on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

CAR T Therapies

Our pipeline of CAR T therapies is being developed under exclusive licenses from several world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our academic partners and transfer the underlying technology to our cell processing facility located in Worcester, Massachusetts, in order to conduct our own clinical trials.

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). Phase 1 clinical trials sponsored by COH for MB-102 and MB-104 and by Fred Hutch for MB-106 are underway. In the third quarter of 2019 the FDA approved our IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102, and our clinical trial began enrollment in 2020 for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm (“BPDCN”). In December 2022, we announced that the safety review team (SRT), after thoroughly reviewing the safety data from Dose Level 1 (100 x 106 CAR T cells), unanimously recommended dose escalation to Dose Level 2 (300 x 106 CAR T cells). We anticipate initiation of the Does Level 2 cohort in 2023.

In May 2021, we announced that the FDA had approved our IND application allowing for initiation of a multi-center Phase 1/2 clinical study of MB-106 in patients with relapsed or refractory B cell NHL or CLL (Clinicaltrials.gov Identifier: NCT05360238).

We plan to file an IND for a multicenter Phase 1/2 trial for MB-104 for the treatment of patients with multiple myeloma once COH has established a safe and effective dose.

We are also developing CAR T therapies for solid tumors in partnership with COH targeting IL13Rα2 (MB-101), HER2 (MB-103) and PSCA (MB-105). In addition, we have partnered with Nationwide for the C134 oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with glioblastoma (“GBM”). Phase 1 clinical trials sponsored by COH for MB-101, MB-103 and MB-105 are underway. A Phase 1 clinical trial sponsored by UAB for MB-108 began during the third quarter of 2019. In the first half of 2023, we plan to file an IND for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with relapsed or refractory GBM and anaplastic astrocytoma. We also plan to file INDs and initiate our own clinical trials for MB-103 for the treatment of patients with metastatic breast cancer to brain and for MB-105 for the treatment of patients with prostate and pancreatic cancer, once COH has established a safe and effective dose for each therapy. The Company is also collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. Mustang plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified.

Gene Therapies

In partnership with St. Jude, our XSCID gene therapy programs (MB-107 and MB-207) are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo lentiviral gene therapy has been evaluated in two Phase 1/2 clinical trials involving two different autologous cell products: an ongoing multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the NIH. In January 2021 we received approval to proceed with our IND application with the FDA to initiate a pivotal non-randomized multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. We expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial in 2023. Our IND for MB-207 was submitted to the FDA in December 2021. In January 2022, the FDA issued a clinical hold, pending CMC data.  In order to lift this clinical hold and receive a safe-to-proceed from the FDA for the IND, we believe the most critical activities will be to (1) perform process validation manufacturing runs using healthy donor material and (2) ensure qualification of all assays related to the product release. Following completion of these activities and the earliest release of the clinical hold, we expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial 2023.

Recent Events

MB-102 (CD123 CAR T Cell Program for BPDCN, AML and High-Risk MDS)

In December 2022, we announced that the safety review team (SRT), after thoroughly reviewing the safety data from Dose Level 1 (100 x 106 CAR T cells), unanimously recommended dose escalation to Dose Level 2 (300 x 106 CAR T cells). The Company anticipates initiation of the Dose Level 2 cohort in 2023.

MB-106 (CD20-targeted CAR T for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

In May 2021, we announced that the FDA had approved our IND application allowing for initiation of a multi-center Phase 1/2 clinical study of MB-106 in patients with relapsed or refractory B cell NHL or CLL (Clinicaltrials.gov Identifier: NCT05360238). The phase 1 portion of the trial will enroll patients in 3 separate arms, with dose escalation planned to establish a recommended phase 2 dose for each arm:

●	Arm 1: Aggressive non-Hodgkin lymphoma, with a starting dose of 1 x 106 CAR T cells/kg
●	Arm 2: Indolent non-Hodgkin lymphoma, with a starting dose of 3.3 x 106 CAR T cells/kg
●	Arm 3: Chronic lymphocytic leukemia/small cell lymphoma, with a starting dose of 1 x 106 CAR T cells/kg

The FDA deferred approval of the phase 2 portion of this trial pending review of the results of each of the 3 phase 1 arms. Initially we are considering conducting non-randomized phase 2 registration trials in each of the following indications:

1.	Diffuse large B cell lymphoma relapsed from CD19-directed CAR T therapy
2.	Relapsed/refractory Waldenstrom macroglobulinemia
3.	Relapsed/refractory chronic lymphocytic leukemia/small cell lymphoma

In April 2022, we announced that interim Phase 1/2 data on MB-106 were presented at the 2022 Tandem Meetings | Transplantation & Cellular Therapy Meetings of the American Society of Transplantation and Cellular Therapy and Center for International Blood & Marrow Transplant Research. Data demonstrated high efficacy and a very favorable safety profile in all patients (n=25). Five dose levels were used during the study, and complete responses were observed at all dose levels. Durable responses were observed in a wide range of hematologic malignancies including follicular lymphoma (“FL”), CLL, diffuse large B-cell lymphoma (“DLBCL”) and Waldenstrom macroglobulinemia (“WM”). An ORR of 96% and a complete response (“CR”) rate of 72% were observed in all patients across all dose levels.

Also in April 2022, MB-106 data focused on CLL were presented at the 4th International Workshop on CAR-T and Immunotherapies.

In June 2022, we announced that MB-106 data were presented in an oral session at the European Hematology Association 2022 Hybrid Congress. Dr. Mazyar Shadman of Fred Hutch presented updated interim data from the ongoing Phase 1/2 clinical trial for B-NHL and CLL. Data presented include a 94% ORR and 78% CR rate in patients with FL. Overall, for the 26 patients treated on the trial, there was a 96% ORR and 73% CR, including complete responses in both DLBCL patients, both WM patients, and both patients previously treated with CD19-targeted CAR-T therapy (1 DLBCL patient and 1 FL patient).

Also in June 2022, we announced that the FDA granted Orphan Drug Designation to MB-106 for the treatment of CD20+ Waldenstrom macroglobulinemia.

In October 2022, we announced that the first patient was treated in Mustang’s multicenter, open-label, non-randomized Phase 1/2 clinical trial evaluating the safety and efficacy of MB-106.

Also in October 2022, the Company provided an update on the ongoing Phase 1/2 investigator-sponsored clinical trial at Fred Hutch.  Interim Data from 28 patients treated at Fred Hutch, all with the optimized manufacturing process, continue to support MB-106 as a viable CAR-T cell therapy for B-NHLs and CLL. As of September 2022, the interim data show:

●	An overall response rate of 96% and complete response (“CR”) rate of 75% in a wide range of hematologic malignancies including follicular lymphoma (“FL”), CLL, diffuse large B-cell lymphoma, and Waldenstrom macroglobulinemia.
●	Twelve patients have experienced CR for more than 12 months (10 ongoing); four patients have experienced CR for more than two years, and the longest patient with CR is at 33 months.
●	Six patients with partial response (“PR”) at their initial 28-day assessments improved to CR, and all remain in ongoing CR.
●	All three patients previously treated with CD19 CAR-T cell therapy have responded to treatment with MB-106.
●	A favorable safety profile for MB-106 as an outpatient therapy remains with no cytokine release syndrome (CRS) or immune effector cell-associated neurotoxicity syndrome (ICANS) ≥ Grade 3.
●	None of the FL patients experienced ICANS of any Grade.

In December 2022, we announced that six patients had been enrolled in Mustang’s multicenter Phase 1/2 clinical trial, with five patients infused at the starting dose levels of their respective protocol arms. We have since treated the first WM in the indolent lymphoma arm of the trial, and we expect to provide first safety and efficacy data from that arm in the second quarter of 2023, with a more substantial data set from all 3 arms in the fourth quarter of 2023. Finally, we anticipate that the indication for the first pivotal Phase 2 trial will be relapsed/refractory WM, with the first patient treated on that trial in the first quarter of 2024.

In Vivo CAR T Platform Technology

In December 2022 we announced that published proof-of-concept data from murine tumor model studies are anticipated in 2023.

MB-107 and MB-207 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

Interim Phase 1/2 data on treatment of newly diagnosed infants under the age of two with the same LV vector used in MB-107 were updated at an oral presentation at the American Society of Gene & Cell Therapy (“ASGCT”) 25th Annual Meeting held from May 16-19, 2022. The data included 23 infants with XSCID treated with the LV vector at a median age of 3 months (range: 2 months to 14 months) with a median follow-up of 2.4 years (range: 1.4 months to 5.4 years), making it the largest known cohort of infants treated with LV gene therapy with the longest follow-up. Transduced autologous bone marrow CD34+ cells were generated for all patients with a median vector copy number (VCN) of 0.81/cell (range: 0.16-1.81), and a median CD34+ cell dose of 9.61x106/kg (range 4.40-18.95). Prior to the infusion of cells, patients received busulfan targeted to a cumulative area-under-the-curve (cAUC) of 22 mg*hr/L. Severe adverse events occurred in three patients (two patients with pancytopenia and hemolytic anemia, and one patient with delayed neutrophil engraftment, and all resolved.

Seventeen of 18 patients with a follow-up of > 6 months achieved robust immune reconstitution [median CD3+ 2,545/µL, CD4+ 1,568/µL, CD4+/CCR7+/CD45R0- 1,416/µL].  In these 17 patients, T cells matured appropriately as assessed by normal T cell receptor excision circles (TRECs) and TCRvβ repertoire diversity and were functional as judged by phytohemagglutinin activation (“PHA”).   All were alive with

stable vector marking in all cell lineages.  In addition, 15 patients had  discontinued intravenous immunoglobulin, and 12 patients had  been successfully immunized.  No evidence of clonal expansion or malignant transformation was observed.

The MB-107 timeline has been extended due to unanticipated issues related to the materials used in manufacturing. These issues were communicated to the FDA and the Company received a written response on August 26, 2022.  The FDA response provided additional direction enabling us to continue to work effectively with our outside suppliers. We are working towards enrolling the first patient in a pivotal multicenter Phase 2 clinical trial under our IND in 2023.

As a result of the study stopping rules, the NIH single-center trial of the MB-207 product in previously transplanted patients was suspended in 2022 due to the presence of clonal expansion in the myeloid lineage in 10% of the treated patients, although to date there have been no observations of insertional mutagenesis or malignancies.  All patients continue to be followed and remain clinically stable with no significant hematological anomalies. Upon review of these data, the FDA agreed that the risk-benefit ratio of both MB-107 and MB-207 remains favorable to support moving forward with Mustang-sponsored multicenter clinical trials once Mustang has appropriately addressed other items flagged by the Agency.

The IND for MB-207 was submitted to the FDA in December 2021.  In January 2022, the FDA issued a clinical hold, pending additional CMC data. In order to lift this clinical hold and receive an FDA safe-to-procced for the IND, we believe the most critical activities will be to (1) perform process validation manufacturing runs using healthy donor material and (2) ensure qualification of all assays related to the product release. Following completion of these activities and the earliest release of the clinical hold by FDA, we expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial in 2023.

LUMC License

On July 27, 2022, the Company announced that the first patient successfully received LV-RAG1 ex vivo lentiviral gene therapy to treat RAG1-SCID, in an ongoing Phase 1/2 multicenter clinical trial taking place in Europe at LUMC. The patient was administered LV-RAG1 without any complications. LV-RAG1 allowed the patient’s body to create a functioning immune system, and he responded well to the standard vaccinations for newborns. The same lentiviral vector drug substance produced by LUMC will be used to transduce patients’ cells to create the MB-110 drug product produced at Mustang Bio’s Worcester, MA, cell processing facility for further clinical development and to facilitate eventual commercial launch of the product.

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of December 31, 2022, approximately $8.0 million of the 2020 S-3 remained available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of December 31, 2022, there have been no sales of securities under the 2021 S-3.

The amount of securities we are able to sell pursuant to the registration statements on Form S-3 is limited. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Term Loan

On March 4, 2022 (the “Closing Date”), the Company entered into a $75.0 million long-term debt facility with Runway Growth Finance Corp. (the “Term Loan”). Under the Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million fundable if the Company achieves certain predetermined milestones.

The Term Loan matures on April 15, 2027 (the “Maturity Date”). As of March 15, 2022, the Company began making monthly payments of interest only until April 1, 2024 (the “Amortization Date”). The Amortization Date may be extended to April 1, 2025, if the Company achieves certain predetermined milestones based on equity raises and the initiation of certain clinical trials. After that, the Company will make monthly payments of interest and principal. If the Amortization Date is extended to April 1, 2025, the monthly payments will be recalculated in equal amounts according to the remaining number of payment dates through the Maturity Date. All unpaid outstanding principal and accrued and unpaid interest will be due and payable in full on the Maturity Date.

The Term Loan accrues interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%. On December 7, 2022, the Company entered into the First Amendment (the “First Amendment”) to the Loan Agreement by and between the Company and Runway. The First Amendment amended certain definitions and other provisions of the Loan Agreement to replace LIBOR-based benchmark rates applicable to loans outstanding under the Loan Agreement with SOFR-based rates, subject to adjustments as specified in the First Amendment. The Applicable Rate at December 31, 2022, was 13.40%. For the year ended December 31, 2022, the Company made interest payments of $2.7 million recorded in interest expense in the Statements of Operations.

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

At-the-Market Offering

In July 2018, the Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to the 2020 S-3. Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC as an Agent.

During the year ended December 31, 2022, the Company issued approximately 7.9 million shares of common stock at an average price of $0.84 per share for gross proceeds of $6.6 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $0.1 million for net proceeds of approximately $6.5 million.

During the year ended December 31, 2021, the Company issued approximately 19.4 million shares of common stock at an average price of $3.70 per share for gross proceeds of $71.9 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $1.3 million for net proceeds of approximately $70.6 million.

Pursuant to the Founders Agreement, the Company issued 196,952 shares of common stock to Fortress at a weighted average price of $0.84 per share for the year ended December 31, 2022, and recorded zero shares issuable to Fortress in connection with the shares issued under the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 576,157 shares of common stock to Fortress at a weighted average price of $3.70 per share for the year ended December 31, 2021, in connection with the shares issued under the Mustang ATM.

The amount of securities we are able to sell pursuant to the registration statements on Form S-3 is limited. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Authorized Shares

On June 21, 2022, the stockholders of the Company voted at the 2022 Annual Meeting to approve an amendment to Mustang’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by 50 million shares, bringing the total number of authorized shares of common stock to 200 million shares.

We are a majority-controlled subsidiary of Fortress. As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

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

In accordance with ASC 730 10 25 1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period was reflected as research and development - licenses acquired on the Statements of Operations for the years ended December 31, 2022 and 2021.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. As of December 31, 2022, the earliest federal tax year open for the assessment of income taxes under the applicable statutes of limitations is its 2019 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2022 and 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	For the year ended December 31,		Change
($ in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$62,475	$49,864	$12,611	25%
Research and development – licenses acquired	1,474	5,842	(4,368)	(75)%
General and administrative	12,210	11,017	1,193	11%
Total operating expenses	76,159	66,723	9,436	14%
Loss from operations	(76,159)	(66,723)	(9,436)	14%

Other income (expense)
Grant income	1,304	—	1,304	100%
Interest income	689	368	321	87%
Interest expense	(3,359)	(15)	(3,344)	22,293%
Total other income (expense)	(1,366)	353	(1,719)	(487)%
Net Loss	$(77,525)	$(66,370)	$(11,155)	17%

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

Research and development expenses increased by approximately $12.6 million from $49.9 million for the year ended December 31, 2021, to $62.5 million for the year ended December 31, 2022. The increase in research and development expense for the year ended December 31, 2022 was primarily attributable to the following:

●	$4.3 million for increased research and development employee compensation costs, including stock compensation, as we continue to increase research and development headcount to support development of our clinical programs;
●	$2.7 million for increased laboratory supply costs;
●	$1.7 million for increased vector manufacturing costs;
●	$2.6 million for increased clinical trial related costs;

●	approximately $1.6 million for increased other costs including depreciation, software licenses, assay development and rent; and
●	offset by approximately $0.3 million for decreased costs for consulting and sponsored research agreements.

Research and development expenses - licenses acquired decreased by $4.4 million from $5.8 million for the year ended December 31, 2021 to $1.5 million for the year ended December 31, 2022. The decrease in research and development expenses - licenses acquired for the year ended December 31, 2022 was primarily attributable to the following:

●	Approximately $3.1 million for the annual stock dividend to Fortress;
●	$0.8 million for increased costs related to our license with Mayo Clinic;
●	$0.3 million related to our LUMC license; and
●	$0.2 million related to our licenses with COH.

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

General and administrative expense increased by approximately $1.2 million from $11.0 million for the year ended December 31, 2021, to $12.2 million for the year ended December 31, 2022. The increase in general and administrative expense for the year ended December 31, 2022, was primarily attributable to the following:

●	$0.4 million for increased general and administrative employee compensation costs due primarily to additional headcount to support the Company’s continued growth;
●	$1.3 million for increased corporate and patent related legal costs;
●	$0.4 million for increased third-party consulting;
●	$0.6 million for increased other costs, including outside services; and
●	offset by approximately $1.3 million for decreased stock-based costs;
●	$0.2 million decrease in state taxes.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our expanded research and development activities, including additional product candidates entering the clinic;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a publicly traded company.

Other Income (Expense)

Other income (expense) consists primarily of funds received from the NIH grant, interest income earned on cash balances and short-term investments and interest expense on the Company’s notes payable. For the year ended December 31, 2022, and 2021, total other income (expense) was approximately $1.4 million of expense and $0.4 million of income, respectively. The $1.7 million decrease in other income (expense) for the year ended December 31, 2022 was primarily attributable to increased interest expense of $3.3 million partially offset by $1.3 million of grant income and increased interest income of $0.3 million.

We expect interest expense to remain higher so long as the Term Loan is outstanding. The amount of our interest expense may increase if interest rates continue to increase because the Term Loan has a variable rate of interest.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, the Company had an accumulated deficit of $329.4 million.

The Company has funded its operations to date primarily through the sale of equity and its Term Loan. The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2022, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these financial statements. The financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary should operations discontinue.

As of the date of this Annual Report on Form 10-K, our public float was less than $75 million. As a result, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 registration statements until such time as our public float exceeds $75 million, at which time the amount of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

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

Cash Flows for the Years Ended December 31, 2022 and 2021

	For the year ended December 31,
($ in thousands)	2022	2021
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(65,066)	$(53,667)
Investing activities	(2,952)	(5,366)
Financing activities	34,056	70,847
Net change in cash, cash equivalents and restricted cash	$(33,962)	$11,814

Operating Activities

Net cash used in operating activities was $65.1 million for the year ended December 31, 2022, compared to $53.7 million for the year ended December 31, 2021. Net cash used in operating activities for the year ended December 31, 2022, was primarily due to approximately $77.5 million in net loss, partially offset by $4.0 million change in operating assets and liabilities, $2.7 million of depreciation expense, $2.3 million of non-cash stock compensation expenses, $1.1 million of common shares issuable for the Founders Agreement, $0.7 million equity fee to Fortress related to the Term Loan, $0.5 million of amortization of debt discount, $0.4 million of research and development-licenses acquired, $0.2 million loss on disposal of property and equipment, $0.3 million of amortization of operating lease right-of-use assets, and $0.2 million of equity fee on issuance of common shares to Fortress.

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

Investing Activities

Net cash used in investing activities was $3.0 million for the year ended December 31, 2022, representing $2.7 million in purchases of fixed assets and $0.4 million in purchases of research and development licenses, offset by $0.1 million of proceeds from the sale of fixed assets.

Net cash used in investing activities was $5.4 million for the year ended December 31, 2021, representing $4.0 million in purchases of fixed assets and $1.4 million in purchases of research and development licenses.

Financing Activities

Net cash provided by financing activities was $34.1 million during the year ended December 31, 2022, driven by (i) proceeds from the issuance of the Term Loan of $30.0 million, net of financing costs of $2.7 million; (ii) gross proceeds of $6.6 million, net of offering costs of $0.1 million, from the Mustang ATM; and (iii) $0.2 million raised from the issuance of the Company’s common shares in connection with the Employee Stock Purchase Plan (“ESPP”).

Net cash provided by financing activities was $70.8 million during the year ended December 31, 2021, representing gross proceeds of $71.9 million, net of offering costs of $1.4 million, from the Mustang ATM and $0.3 million raised from the issuance of the Company’s common shares in connection with the ESPP.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

We are exposed to fluctuations in interest rates, subject to a designated floor and cap, on our Term Loan. A change in interest rates could have a material impact on our cash flow. For example, at December 31, 2022, a 100 basis point change in assumed interest rates for our Term Loan would have an annual impact of approximately $0.3 million on interest expense.

Item 8.       Financial Statements and Supplementary Data.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2022, our internal controls over financial reporting were effective based upon those criteria.

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

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following financial statements are filed as part of this Form 10-K:

(b) Exhibits.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Mustang Bio, Inc. (formerly Mustang Therapeutics, Inc.), dated July 26, 2016 (incorporated by reference to the Exhibit 3.1 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 14, 2018 (incorporated by reference to the Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (file No. 001-38191) filed with the SEC on June 14, 2018).

3.3

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated September 30, 2019 (incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on September 30, 2019).

3.4

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated December 4, 2020 (incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on December 4, 2020).

3.5

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 17,

2021 (incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 22, 2021).

3.6

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated July 5, 2022 (incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on July 5, 2022).

3.7	Bylaws of Mustang Bio, Inc. (incorporated by reference to the Exhibit 3.2 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

4.1

Specimen certificates evidencing shares of common stock, Class A common stock and Class A preferred stock (incorporated by reference to the Exhibit 4.1 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

4.2	Form of warrant agreement (incorporated by reference to the Exhibit 4.2 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

4.3	Description of Securities of Mustang Bio, Inc. **

10.1

Second Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated July 26, 2016 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

10.2

Management Services Agreement between Fortress Biotech, Inc. and Mustang Bio, Inc., dated March 13, 2015 (incorporated by reference to the Exhibit 10.2 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

10.3

Future Advance Promissory Note to Fortress Biotech, Inc., dated May 5, 2016 (incorporated by reference to the Exhibit 10.3 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

10.4

Promissory Note to NSC Biotech Venture Fund I, LLC, dated July 5, 2016 (incorporated by reference to the Exhibit 10.4 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

Exhibit No.	Description
10.5

Common Stock Warrant issued by Mustang Bio, Inc. to NSC Biotech Venture Fund I, LLC, dated July 5, 2016 (incorporated by reference to the Exhibit 10.5 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

10.6

License Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015 (incorporated by reference to the Exhibit 10.6 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016). #

10.7

Sponsored Research Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015 (incorporated by reference to the Exhibit 10.7 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

10.8	Mustang Bio, Inc. 2016 Incentive Plan (incorporated by reference to the Exhibit 10.8 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016). †

10.9	Mustang Bio, Inc. Non-Employee Directors Compensation Plan (incorporated by reference to the Exhibit 10.9 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016). †

10.10

Agreement by and between Mustang Bio, Inc. and Chord Advisors, LLC, dated April 8, 2016 (incorporated by reference to the Exhibit 10.10 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

10.11

Board Advisory Services Agreement by and between Mustang Bio, Inc. and Caribe BioAdvisors, LLC, dated January 1, 2017 (incorporated by reference to the Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (file No. 000-55668) filed with the SEC on March 31, 2017).

10.12

Exclusive License Agreement by and between Mustang Bio, Inc. and The Regents of the University of California, dated March 17, 2017 (incorporated by reference to the Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (file No. 000-55668) filed with the SEC on August 14, 2017). #

10.13

Exclusive License Agreement (IV/ICV) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017.

Filed as Exhibit 10.5 on the Company’s Form 10-Q filed on August 14, 2017 (incorporated by reference to the Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (file No. 000-55668) filed with the SEC on August 14, 2017). #

10.14

Amended and Restated Exclusive License Agreement (CD123) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017 (incorporated by reference to the Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (file No. 000-55668) filed with the SEC on March 31, 2017). #

10.15

Amended and Restated Exclusive License Agreement (IL13Ra2) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017 (incorporated by reference to the Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (file No. 000-55668) filed with the SEC on March 31, 2017). #

10.16

Amended and Restated Exclusive License Agreement (Spacer) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017 (incorporated by reference to the Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (file No. 000-55668) filed with the SEC on March 31, 2017). #

10.17

Employment Agreement between Manuel Litchman and Mustang Bio, Inc., effective as of April 24, 2017 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 000-55668) filed with the SEC on April 24, 2017). †

10.18

License Agreement (CSI) by and between Mustang Bio, Inc. and City of Hope, dated May 31, 2017 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q/A (file No. 001-38191) filed with the SEC on November 14, 2017). #

10.19

License Agreement (PSCA)by and between Mustang Bio, Inc. and City of Hope, dated May 31, 2017 (incorporated by reference to the Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q/A (file No. 001-38191) filed with the SEC on November 14, 2017). #

Exhibit No.	Description

10.20

License Agreement (HER2) by and between Mustang Bio, Inc. and City of Hope, dated May 31, 2017 (incorporated by reference to the Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q/A (file No. 001-38191) filed with the SEC on November 14, 2017). #

10.21

Lease Agreement by and between Mustang Bio, Inc. and WCS - 377 Plantation Street, Inc., dated October 27, 2017 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (file No. 001-38191) filed with the SEC on November 14, 2017).

10.22	Sublease Agreement by and between Mustang Bio, Inc., and The Paul Reverse Life Insurance Company, dated June 14, 2022. **

10.23	First Amendment to Sublease Agreement by and between Mustang Bio, Inc. and The Paul Revere Life Insurance Company, dated October 25, 2022. **
10.24

Mustang Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to the Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (file No. 001-38191) filed with the SEC on August 9, 2019).†

10.25

Second Amendment to the Mustang Bio, Inc. 2016 Equity Incentive Plan, dated June 17, 2021 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 22, 2021). †

10.26

Third Amendment to Mustang Bio, Inc. 2016 Equity Incentive Plan, dated June 21,2022 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 24, 2022). †

10.27

Amendment to the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan, dated June 17, 2021 (incorporated by reference to the Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 22, 2021). †

10.28

Warrant to Purchase Common Stock issued to Runway Growth Finance Corp., dated March 4, 2022 (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on March 8, 2022).

10.29

Loan and Security Agreement by and between Mustang Bio, Inc., the Borrower, the Lenders, and Runway Growth Finance Corp. (as agent), dated March 4, 2022 (incorporated by reference to the Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on March 8, 2022).

10.30

First Amendment to Loan and Security Agreement by and between Mustang Bio, Inc., the Borrower, the Lenders and Runway Growth Finance Corp. (as agent), dated December 7, 2022 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on December 13, 2022).

16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission dated September 22, 2021, incorporated by reference to the Form 8-K filed on September 24, 2021. *

23.1	Consent of Independent Registered Public Accounting Firm, KPMG, LLP, Hartford, Connecticut.

24.1	Power of Attorney (included on signature page).

31.1	Certification of President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1	Certification of President and Chief Executive Officer, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to the Financial Statements (filed herewith).

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

Item 16.      Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Mustang Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mustang Bio, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s expectation to generate operating losses and negative operating cash flows in the future, projections of future inability to meet certain financial debt covenants, and the need for additional funding to support its planned operations raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements and supplemental information do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Hartford, Connecticut
March 29, 2023

MUSTANG BIO, INC.

BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$75,656	$109,618
Other receivables - related party	36	50
Prepaid expenses and other current assets	3,160	2,038
Total current assets	78,852	111,706

Property, plant and equipment, net	8,440	9,025
Fixed assets - construction in process	951	2,027
Restricted cash	1,000	1,000
Other assets	261	362
Operating lease right-of-use asset, net	2,918	1,050
Total Assets	$92,422	$125,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$13,731	$9,744
Payables and accrued expenses - related party	766	723
Operating lease liabilities - short-term	612	348
Total current liabilities	15,109	10,815

Deferred income	270	270
Note payable, long-term, net	27,436	—
Operating lease liabilities - long-term	3,334	1,685
Total Liabilities	46,149	12,770

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 and 150,000,000 shares authorized as of December 31, 2022 and 2021, respectively
Class A common shares, 845,385 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common shares, 106,501,663 and 93,582,991 shares issued and outstanding as of December 31, 2022 and 2021, respectively	11	9
Common stock issuable, 2,807,008 and 2,536,607 shares as of December 31, 2022 and 2021, respectively	1,109	4,329
Additional paid-in capital	374,522	359,906
Accumulated deficit	(329,369)	(251,844)
Total Stockholders’ Equity	46,273	112,400
Total Liabilities and Stockholders’ Equity	$92,422	$125,170

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	For the year ended December 31,
	2022	2021
Operating expenses:
Research and development	$62,475	$49,864
Research and development – licenses acquired	1,474	5,842
General and administrative	12,210	11,017
Total operating expenses	76,159	66,723
Loss from operations	(76,159)	(66,723)

Other income (expense)
Grant income	1,304	—
Interest income	689	368
Interest expense	(3,359)	(15)
Total other income (expense)	(1,366)	353
Net Loss	$(77,525)	$(66,370)

Net loss per common share outstanding, basic and diluted	$(0.75)	$(0.76)

Weighted average number of common shares outstanding, basic and diluted	103,432,603	87,885,235

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	250,000	$—	845,385	$—	70,920,693	$7	$7,939	$275,963	$(185,474)	$98,435
Common stock issuable - Founders Agreement	—	—	—	—	—	—	4,212	—	—	4,212
Issuance of common shares - Founders Agreement	—	—	—	—	2,001,490	—	(7,577)	7,577	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	19,419,944	2	—	70,620	—	70,622
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	576,157	—	(245)	2,129	—	1,884
Issuance of common shares under ESPP	—	—	—	—	114,321	—	—	309	—	309
Correction to previously issued shares	—	—	—	—	60,999	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	489,249	—	—	3,308	—	3,308
Exercise of warrants	—	—	—	—	138	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(66,370)	(66,370)
Balances at December 31, 2021	250,000	$—	845,385	$—	93,582,991	$9	$4,329	$359,906	$(251,844)	$112,400
Common stock issuable - Founders Agreement	—	—	—	—	—	—	1,109	—	—	1,109
Issuance of common shares - Founders Agreement	—	—	—	—	2,536,607	—	(4,212)	4,212	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	7,878,095	2	—	6,498	—	6,500
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	248,247	—	(117)	283	—	166
Issuance of common shares under ESPP	—	—	—	—	330,833	—	—	206	—	206
Issuance of common shares - Equity fee on RWG Debt	—	—	—	—	954,927	—	—	750	—	750
Issuance of warrants for RWG Debt	—	—	—	—	—	—	—	384	—	384
Stock-based compensation expenses	—	—	—	—	969,963	—	—	2,283	—	2,283
Net loss	—	—	—	—	—	—	—	—	(77,525)	(77,525)
Balances at December 31, 2022	250,000	$—	845,385	$—	106,501,663	$11	$1,109	$374,522	$(329,369)	$46,273

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(77,525)	$(66,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on At-the-Market Offering to Fortress	166	1,884
Common shares issuable for Founders Agreement	1,109	4,212
Research and development - licenses acquired	365	1,630
Issuance of common shares - Equity fee to Fortress on note payable	750	—
Stock-based compensation expenses	2,283	3,308
Depreciation expense	2,723	2,167
Amortization of debt discount	470	—
Amortization of operating lease right-of-use assets	308	139
Loss on disposal of property and equipment	255	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,021)	(401)
Other receivables - related party	14	(35)
Accounts payable and accrued expenses	5,257	(408)
Payable and accrued expenses - related party	43	233
Deferred income	—	270
Lease liabilities	(263)	(296)
Net cash used in operating activities	(65,066)	(53,667)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(365)	(1,380)
Proceeds from the sale of fixed assets	127	—
Purchase of fixed assets	(2,714)	(3,986)
Net cash used in investing activities	(2,952)	(5,366)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - At-the-Market Offering	6,623	71,919
Offering costs for the issuance of common shares - At-the-Market Offering	(123)	(1,381)
Proceeds from debt issuance	30,000	—
Fees paid on the issuance of debt	(2,650)	—
Proceeds from issuance of common shares under ESPP	206	309
Net cash provided by financing activities	34,056	70,847

Net change in cash, cash equivalents and restricted cash	(33,962)	11,814
Cash, cash equivalents and restricted cash, beginning of the period	110,618	98,804
Cash, cash equivalents and restricted cash, end of the period	$76,656	$110,618

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,710	$—

Supplemental disclosure of noncash activities:
Fixed assets (acquired but not paid)	$—	$1,270
Issuance of common shares - Founders Agreement	$4,212	$7,577
Research and development licenses included in accounts payable and accrued expenses	$—	$250
Note payable final payment fee (incurred but not paid)	$1,050	$—
Issuance of warrants - note payable	$384	$—
Lease liabilities arising from obtaining right-of-use assets	$2,176	$101

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, the Company had an accumulated deficit of $329.4 million.

The Company has funded its operations to date primarily through the sale of equity and via debt raises, including its loan and financing agreement with Runaway Growth Finance Corporation (the "Lender"), herein referred to as the "Term Loan." The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company will require additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing and any new product candidates. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its evaluation, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances, and the potential sale of priority review vouchers cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have been approved by the Board of Directors as of the date of these financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future, as well as projections of future inability to meet certain financial debt covenants, and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. The Company continues to monitor its spending by reducing 2023 expenses, which may include projected savings through delaying the development timelines of certain programs, or termination of such programs and the pursuit of additional cash resources through public or private equity or debt financings. The Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2022 and 2021, consisted of cash and certificates of deposit in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (FDIC) limits, though the Company customarily invests a significant portion of its cash in CDARS accounts to maximize FDIC insurance coverage across its holdings. As of December 31, 2022, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Other Receivables – Related Party

Other receivables include amounts due to the Company from Fortress and Journey Medical Corporation, both related parties, and is recorded at the invoiced amount.

Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts, as restricted cash. The Company had $1.0 million in restricted cash as of December 31, 2022 and 2021, respectively. The Facility initiated cell processing operations for personalized CAR T and gene therapies in 2018.

Property, plant and equipment, net

Property and equipment, net, which consists mainly of laboratory equipment, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally five years, using the straight-line method.

Property and equipment - Construction in Process

In connection with the Company’s cell processing facility, the Company incurred costs for the design and construction of the facility and the purchase of equipment; $1.0 million and $2.0 million are recorded in fixed assets - construction in process on the balance sheet at December 31, 2022 and 2021, respectively. Upon completion of the facility’s construction, all costs associated with the buildout will be recorded as leasehold improvements and amortized over the shorter of the estimated useful lives or the term of the respective leases, upon the improvement being placed in service.

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

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 2,807,008 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2023. This was shown in the Statement of Stockholders’ Equity at December 31, 2022, as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $1.1 million in research and development - licenses acquired related to these issuable shares during the year ended December 31, 2022.

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

	For the year ended December 31,
	2022	2021
Warrants	1,052,920	3,308,654
Options	1,141,675	1,141,675
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	510,245	280,983
Unvested restricted stock units	2,488,687	2,335,557
Total	5,443,527	7,316,869

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

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – All Licenses

For the years ended December 31, 2022 and 2021, the Company recorded the following expense in research and development for licenses acquired:

	For the year ended December 31,
($ in thousands)	2022	2021
City of Hope National Medical Center
CD123	$—	$250
IV/ICV	125	—
PSCA	—	250
HER2	200	—
CSL Behring (Calimmune)	40	30
Leiden University Medical Centre	—	350
Mayo Clinic	—	750
Fortress PIK Dividend	1,109	4,212
Total	$1,474	$5,842

License Agreements

City of Hope

CD123 License (MB-102)

In February 2017, the Company entered into an Amended and Restated Exclusive License Agreement with the City of Hope National Medical Center (“COH”) to acquire intellectual property rights pertaining to CD123 specific CAR T technology. Pursuant to this agreement, the Company and COH acknowledged that an upfront fee was previously paid. In addition, COH is eligible to receive an annual maintenance fee of $25,000 and milestone payments totaling $14.5 million upon the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products.

For the year ended December 31, 2021, the Company recorded a non-refundable milestone payment of $0.3 million for the 24th patient treated in connection with the CD123 study. There were no such expenses for the year ended December 31, 2022.

IV/ICV

In February 2017, the Company entered into an exclusive license agreement (the “IV/ICV License”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV License, in March 2017, the Company paid COH an upfront fee of $0.1 million. COH is eligible to receive a milestone payment totaling approximately $0.1 million, upon and subject to the achievement of a milestone, and an annual maintenance fee of $25,000. Royalty payments in the low single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties, but no such payments are due in connection with sublicenses that are granted in conjunction with the sublicense of other CAR T programs that are licensed from COH to the Company.

For the year ended December 31, 2022, the Company expensed a non-refundable milestone payment of $0.1 million in connection with the first patent within the Patent Rights issued. There were no such expenses for the year ended December 31, 2021.

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

For the year ended December 31, 2021, the Company expensed a non-refundable milestone payment of $0.3 million for the twelfth patient treated in the Phase 1 clinical study of MB-105 at COH. There were no such expenses for the year ended December 31, 2022.

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

For the year ended, December 31, 2022, the Company expensed a non-refundable milestone payment of $0.2 million in connection with the first patent within the Patent Rights issued. There were no such expenses for the year ended December 31, 2021.

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

For the year ended December 31, 2022 and 2021, the Company expensed a non-refundable milestone payments of $40,000 and $30,000, respectively, in connection with the Calimmune license.

LUMC License (MB-110)

On September 8, 2021, the Company entered into an exclusive, worldwide licensing agreement with LUMC for the use of a gene therapy under development for the treatment of severe immunodeficiency caused by RAG1 deficiency (the “LUMC License”). Pursuant to the LUMC License, the Company expensed an upfront fee of $0.4 million. Additional payments are due for the achievement of certain development milestones totaling up to $31 million and royalty payments in the low to mid-single digits as a percentage of revenue are due on net sales of licensed products.

For the year ended December 31, 2021, the Company expensed an upfront payment of $0.4 million in connection with the LUMC License. There were no such expenses for the year ended December 31, 2022.

Mayo Clinic - CAR T Technology License

On April 1, 2021, the Company entered into an exclusive license agreement with Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the shelf therapy. Pursuant to this agreement, the Company paid an upfront fee of $0.8 million and will pay an annual maintenance fee of $25,000. Additional payments are due for each of two licensed products for the achievement of eleven development and commercial milestones totaling up to $92.6 million per product, and royalty payments in the mid-single digits as a percentage of revenue are due on net sales of licensed products.

For the year ended December 31, 2021, the Company expensed an upfront payment of $0.8 million pursuant to the terms of the license agreement. There were no such expenses for the year ended December 31, 2022.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the year ended December 31, 2022 and 2021, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the year ended December 31,
($ in thousands)	2022	2021
City of Hope National Medical Center	$—	$—
CD123	166	301
IL13Rα2	1,486	1,169
CS1	482	608
HER2	784	697
PSCA	103	107
Fred Hutchinson Cancer Center - CD20	1,987	1,979
St. Jude Children's Research Hospital - XSCID	508	865
LUMC - RAG1 SCID	505	170
Mayo Clinic	968	695
Total	$6,989	$6,591

City of Hope

CD123 (MB-102) Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA the Company made an upfront payment of $19,450 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the years ended December 31, 2022 and 2021, the Company recorded $0.2 million and $0.3 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

IL13Rα2 (MB-101) Clinical Research Support Agreements

In February 2017, the Company entered into a Clinical Research Support Agreement for IL13Rα2 (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13Rα2. For the years ended December 31, 2022 and 2021, the Company recorded $1.5 million and $1.2 million, respectively, in research and development expenses under the IL13Rα2 CRA in the Statements of Operations pursuant to the terms of this agreement.

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

In October 2020, the Company entered into a Sponsored Research Agreement (“SRA”) with COH to conduct combination studies of a potential IL13Rα2 CAR and C134 oncolytic virus therapy. Pursuant to the SRA, the Company funded research in the amount of $0.3 million for the program. In November 2022, the SRA was amended to include additional funding of $0.6 million.

In March 2021, the Company entered into a clinical research support agreement for an Institutional Review Board-approved, investigator-initiated protocol entitled: “Single Patient Treatment with Intraventricular Infusions of IL13Rα2-targeting and HER2-targeting CAR T cells for a Single Patient (UPN 181) with Recurrent Multifocal Malignant Glioma.” Pursuant to the terms of this agreement, the Company will contribute up to $0.2 million in connection with the ongoing investigator-initiated study.

CS1 (MB-104) Clinical Research Support Agreement

In June 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma.” The CAR T being studied under this protocol has been designated as MB-104. Under the terms of the agreement the Company will reimburse COH for costs associated with this trial not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. For the years ended December 31, 2022 and 2021, the Company recorded $0.5 million and $0.6 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement. Since inception, the Company has reimbursed COH $1.8 million.

HER2 (MB-103) Clinical Research Support Agreement

In September 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma.” The CAR T being studied under this protocol has been designated as MB-103. Under the terms of the agreement the Company will pay COH $29,375 upon execution and will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. For the year ended December 31, 2022 and 2021, the Company recorded $0.8 million and $0.7 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement. Since inception, the Company has reimbursed $3.0 million.

PSCA (MB-105) Clinical Research Support Agreement

In October 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1b study to evaluate PSCA-specific chimeric antigen receptor (CAR)-T cells for patients with metastatic castration resistant prostate cancer.” The CAR T being studied under this protocol has been designated as MB-105. Under the terms of the agreement the Company will pay COH $33,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier. For the years ended December 31, 2022 and 2021, the Company recorded $0.1 million and $0.1 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement. Since inception, the Company has reimbursed $0.4 million.

Fred Hutch

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

For the years ended December 31, 2022 and 2021, the Company recorded $2.0 million and $2.0 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement. Since inception, the Company has reimbursed Fred Hutch $7.2 million.

XSCID (MB-107) Data Transfer Agreement with St. Jude

In June 2020, the Company entered into a Data Transfer Agreement with St. Jude under which we will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with XSCID.  Pursuant to the terms of this agreement the Company paid an upfront fee of $1.1 million in July 2020, and will continue to reimburse St. Jude for costs incurred in connection with this clinical trial. For the years ended December 31, 2022 and 2021, the Company recorded $0.5 million and $0.9 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement. Since inception, the Company has reimbursed St. Jude $3.0 million.

RAG1-SCID (MB-110) Sponsored Research Support Agreement with LUMC

On September 8, 2021, in connection with the LUMC License, the Company entered into an SRA with LUMC under which the Company will fund research in the amount of approximately $0.5 million annually over a period of 5 years. The research performed pursuant to this agreement will support technology the Company has licensed from LUMC for the use of a gene therapy under development for the treatment of severe immunodeficiency caused by RAG1. For the year ended December 31, 2022 and 2021, the Company recorded $0.5 million and $0.2 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

Sponsored Research Support Agreement with Mayo Clinic

In June 2021, the Company entered into an SRA with Mayo Clinic under which the Company will fund research in the amount of $2.1 million over a period of two years. The research performed pursuant to this agreement will support technology the Company has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. In October 2022, the SRA was amended to include additional funding of approximately $0.1 million. For the year ended December 31, 2022 and 2021, the Company recorded $1.0 million and $0.7 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

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

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to the Company. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the MSA and the Company’s Certificate of Incorporation, Fortress and its affiliates, including all members of the Company’s Board of Directors, will have no fiduciary or other duty to communicate or present any corporate opportunities to the Company or to refrain from engaging in business that is similar to that of the Company. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The Company records fifty percent of the Annual Consulting Fee in research and development expense and fifty percent in general and administrative expense in the Statement of Operations. For the years ended December 31, 2022 and 2021, the Company recorded expense of $1.0 million and $0.5 million, respectively, related to this agreement.

For the year ended December 31, 2022, the Company issued 196,952 shares of common stock and recorded zero shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $6.6 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.2 million in general and administrative expenses related to these shares for the year ended December 31, 2022.

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

For the year ended December 31, 2022, the Company recognized $100,000 in expense in its Statements of Operations related to the director compensation, including approximately $50,000 in expense related to equity incentive grants. For the year ended December 31, 2021, the Company recognized $106,000 in expense in its Statements of Operations related to the director compensation, including approximately $56,000 in expense related to equity incentive grants. The Company issued Dr. Rosenwald 71,664 and 13,774 restricted stock awards for the years ended December 31, 2022 and 2021, respectively.

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

For the year ended December 31, 2022, the Company recognized $110,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $50,000 in expense related to equity incentive grants. For the year ended December 31, 2021, the Company recognized $116,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $56,000 in expense related to equity incentive grants. The Company issued Mr. Weiss 71,664 and 13,774 restricted stock awards for the years ended December 31, 2022 and 2021, respectively.

Note 5 - Property and Equipment

Mustang’s property and equipment consisted of the following:

	Estimated Useful	December 31,	December 31,
($ in thousands)	Life (in years)	2022	2021
Computer equipment	3	$145	$145
Furniture and fixtures	5	370	370
Machinery and equipment	5	8,632	6,550
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	951	2,027
Total property, plant and equipment		17,792	16,786
Less: accumulated depreciation		(8,401)	(5,734)
Property, plant and equipment, net		$9,391	$11,052

Mustang’s depreciation expense for the years ended December 2022 and 2021 was approximately $2.7 million and $2.2 million, respectively, and was recorded in research and development expense in the Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At December 31, 2022 and 2021, accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
($ in thousands)	2022	2021
Accounts payable	$6,833	$3,512
Research and development	2,782	3,083
Accrued compensation	3,468	2,595
Other	648	554
Total accounts payable and accrued expenses	$13,731	$9,744

Note 7 - Commitments and Contingencies

Leases

On June 14, 2022, the Company entered into a sublease agreement with The Paul Revere Life Insurance Company. Pursuant to the terms of the sublease lease agreement, the Company agreed to lease 26,503 square feet, located at 1 Mercantile Street, Worcester, MA (the “Mercantile Street Facility”), through January 2030. The Company recorded a right of use asset and related operating lease liability of $2.2 million on the Balance Sheet at the lease inception.

On October 27, 2017, the Company entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation. Pursuant to the terms of the lease agreement, the Company agreed to lease 27,043 square feet from the landlord, located at 377 Plantation Street in Worcester, MA (the “Plantation Street Facility”), through November 2026, subject to additional extensions at the Company’s option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis.

The terms of the lease also require that the Company post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which increased to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) on November 1, 2019. After the fifth lease year, the letter of credit obligation is subject to reduction.

The Plantation Street Facility began operations for the production of personalized CAR T and gene therapies in 2018.

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2030. The Company’s lease liabilities result from the lease of its facilities in Massachusetts, which expire in 2030 and 2026, for the Mercantile Street Facility and Plantation Street Facility, respectively, and its copiers, which expire in 2024. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At December 31, 2022, the Company had operating lease liabilities of $3.9 million and right of use assets of $2.9 million, which were included in the Balance Sheet. At December 31, 2021, the Company had operating lease liabilities of $2.0 million and right of use assets of $1.1 million, which were included in the Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2022	2021
Lease cost
Operating lease cost	$565	$315
Variable lease cost	488	599
Total	$1,053	$914

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2022	2021
Operating cash flows from operating leases	$485	$484
Weighted-average remaining lease term – operating leases	5.9	4.8
Weighted-average discount rate – operating leases	9.1%	9.0%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Year ended December 31, 2023	$529
Year ended December 31, 2024	614
Year ended December 31, 2025	1,139
Year ended December 31, 2026	1,076
Year ended December 31, 2027	650
Thereafter	1,381
Total	5,389
Less present value discount	(1,443)
Operating lease liabilities	$3,946

Note 8 – Notes Payable

On March 4, 2022 (the “Closing Date”), the Company entered into a $75.0 million long-term debt facility with Runway Growth Finance Corp. (the “Term Loan”). Under the Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million fundable if the Company achieves certain predetermined milestones.

The Term Loan matures on April 15, 2027 (the “Maturity Date”).  As of March 15, 2022, the Company began making monthly payments of interest only until April 1, 2024 (the “Amortization Date”). The Amortization Date may be extended to April 1, 2025, if the Company achieves certain predetermined milestones based on equity raises and the initiation of certain clinical trials. After that, the Company will make monthly payments of interest and principal. If the Amortization Date is extended to April 1, 2025, the monthly payments will be recalculated in equal amounts according to the remaining number of payment dates through the Maturity Date. All unpaid outstanding principal and accrued and unpaid interest will be due and payable in full on the Maturity Date.

The Term Loan accrues interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%. The Applicable Rate at December 31, 2022 was 13.40%. On December 7, 2022, the Company entered into the First Amendment (the “First Amendment”) to the Loan Agreement by and between the Company and Runway. The First Amendment amended certain definitions and other provisions of the Loan Agreement to replace LIBOR-based benchmark rates applicable to loans outstanding under the Loan Agreement with SOFR-based rates, subject to adjustments as specified in the First Amendment. For the year ended December 31, 2022, the Company made interest payments of

$2.7 million, recorded in interest expense in the Statements of Operations. The Company had no interest expense related to debt in 2021.

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

	December 31,	December 31,
($ in thousands)	2022	2021	Applicable Rate	Maturity
Note payable	$31,050	$—	13.40%	April - 2027
Discount on note payable	(3,614)	—
Long-term note payable	$27,436	$—

Amortization of the debt discount associated with the Term Loan was approximately $0.5 million for the year ended December 31, 2022, respectively, and was recorded in interest expense in the Statements of Operations. The Company had no expense related to debt discount amortization in 2021.

The Company has the option to prepay all of the outstanding Term Loan but not less. Prepayment would include outstanding principal, accrued interest, prepayment fee and final payment which is equal to the original principal amount of the Term Loan times 3.5% or $1.1 million and is accreted over the life of the Term Loan.

In addition, the Term Loan is secured by a lien on substantially all of our assets other than certain intellectual property assets and certain other excluded collateral, and it contains a minimum liquidity covenant and other covenants that include among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors. The Company was in compliance with all applicable covenants as of December 31, 2022.

The Term Loan contains customary events of default, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Runway will have the right upon notice to accelerate all amounts outstanding under the Term Loan, in addition to other remedies available to the lenders as secured creditors of the Company.

Note 9 - Stockholders’ Equity

Common Stock

The Company, in accordance with its certificate of incorporation, as amended in November 2020 and June 2021, which was retroactively applied, and July 2022, is authorized to issue (i) 200,000,000 common shares with a par value of $0.0001 per share, of which 1,000,000 shares are designated as Class A Common Stock and the remainder are undesignated Common Stock, and (ii) 2,000,000 shares of Preferred Stock, 250,000 of which are designated as Class A Preferred Stock and the remainder are undesignated Preferred Stock (see below Stock Issuances to Fortress and Note 4).

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

The Class B Common Stockholders are entitled, for each share of Class B Common Stock held, to a number of votes equal to 1.1 times a fraction, the numerator of which is the sum of (A) the shares of outstanding Common Stock and (B) the whole shares of Common Stock into which the shares of outstanding Class A Common Stock and the Class B Common Stock are convertible and the denominator of which is the number of shares of outstanding Class B common shares. There was no Class B Common Stock outstanding as of December 31, 2022.

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

On June 21, 2022, the stockholders of the Company voted at the 2022 Annual Meeting to approve an amendment to Mustang’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by 50,000,000 shares, bringing the total number of authorized shares of common stock to 200,000,000 shares.

At-the-Market Offering of Common Stock

In July 2018, the Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation, (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to the 2020 S-3. Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC as an Agent.

During the year ended December 31, 2022, the Company issued approximately 7.9 million shares of common stock at an average price of $0.84 per share for gross proceeds of $6.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million for net proceeds of approximately $6.5 million.

During the year ended December 31, 2021, the Company issued approximately 19.4 million shares of common stock at an average price of $3.70 per share for gross proceeds of $71.9 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $1.3 million for net proceeds of approximately $70.6 million.

Pursuant to the Founders Agreement, the Company issued 196,952 shares of common stock to Fortress at a weighted average price of $0.84 per share for the year ended December 31, 2022, and recorded zero shares issuable to Fortress in connection with the shares issued under the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 576,157 shares of common stock to Fortress at a weighted average price of $3.70 per share for the year ended December 31, 2021, in connection with the shares issued under the Mustang ATM.

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of December 31, 2022, approximately $8.0 million of the 2020 S-3 remains available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of December 31, 2022, there have been no sales of securities under the 2021 S-3.

Stock Issuances to Fortress

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.

For the year ended December 31, 2022, the Company issued 196,952 shares of common stock, which equaled 2.5% of the gross proceeds of $6.6 million from the sale of shares of common stock under Mustang’s At-the-Market Offering.

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

In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 5,000,000 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 8,000,000 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3,000,000 shares, for a total of 11,000,000 shares As of December 31, 2022, 4,462,870 shares are available for issuance of stock-based awards under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the year ended December 31, 2022 and 2021:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2020	1,141,675	$5.73	6.31
Outstanding at December 31, 2021	1,141,675	$5.73	5.31
Outstanding at December 31, 2022	1,141,675	5.73	4.31
Options vested and exercisable at December 31, 2022	713,547	$5.73	4.31

As of December 31, 2022, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock Awards

Certain employees and directors have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activities for the year ended December 31, 2022 and 2021:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2020	302,114	$4.93
Granted	68,870	3.63
Vested	(90,001)	6.69
Nonvested at December 31, 2021	280,983	$4.05
Granted	358,320	0.70
Vested	(129,058)	4.89
Nonvested at December 31, 2022	510,245	$1.48

As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.4 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Restricted Stock Units

The following table summarizes restricted stock units’ activities for the year ended December 31, 2022 and 2020:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2020	1,468,559	$3.87
Granted	1,660,250	3.07
Forfeited	(372,873)	3.60
Vested	(420,379)	4.27
Nonvested at December 31, 2021	2,335,557	$3.27
Granted	1,484,647	0.76
Forfeited	(514,999)	2.53
Vested	(816,518)	2.98
Nonvested at December 31, 2022	2,488,687	$1.84

As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2.0 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes stock-based compensation expense for the years ended December 31, 2022 and 2021 (in thousands).

	For the year ended December 31,
	2022	2021
General and administrative	$700	$1,030
Research and development	1,583	2,278
Total stock-based compensation expense	$2,283	$3,308

Stock Warrants

In connection with the Company’s offering of shares of common stock in a private placement, each investor received a warrant equal to 25% of the common shares purchased in connection with the offering. Further, National Securities Corporation received Placement Agent Warrants. In connection with the Term Loan on March 4, 2022, the Company issued a warrant to the Lender to purchase 748,036 shares of the Company's common stock with an exercise price of $0.8021, see Note 8.

A summary of warrant activities for years ended December 31, 2022 and 2021, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2020	5,402,670	$8.21	1.39
Expired	(2,093,878)	8.50	—
Cashless exercised	(138)	—	—
Outstanding as of December 31, 2021	3,308,654	$8.02	0.73
Expired	(3,003,770)	8.50	—
Granted	748,036	0.80	9.18
Outstanding as of December 31, 2022	1,052,920	$1.52	8.29

Upon the exercise of warrants, the Company will issue new shares of Common Stock.

Employee Stock Purchase Plan

In connection with our Employee Stock Purchase Plan (“ESPP”), eligible employees of Mustang and Fortress can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of December 31, 2022, 586,010 shares have been purchased and 413,990 shares are available for future sale under the Company’s ESPP.

Note 10 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2022 and 2021.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year ended December 31,
	2022	2021
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	16%	16%
Non-deductible items	(1)%	(1)%
Credits	5%	5%
Federal tax rate change	—%	—%
State tax rate change	—%	—%
Other	1%	—%
Change in valuation allowance	(42)%	(41)%
Income taxes provision (benefit)	—	—

The components of the net deferred tax asset as of December 31, 2022 and 2021 are the following ($ in thousands):

	For the year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryovers	$75,011	$66,879
Stock compensation and other	2,399	2,702
Change in fair value of warrant liabilities	59	59
Amortization of license	13,375	13,977
Lease liability	1,466	755
Accruals and reserves	1,434	1,035
Startup costs	6	6
Tax credits	15,649	9,728
174 Capitalization	19,787	—
Total deferred tax assets	129,186	95,141
Less: valuation allowance	(128,101)	(94,751)
Net deferred tax assets	$1,085	$390

Deferred tax liabilities:
Right of use asset	(1,085)	(390)
Total deferred tax assets, net	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets as of December 31, 2022 and 2021. A valuation allowance of approximately $128.1 million and $94.8 million, respectively, was recorded for the years ended December 31, 2022 and 2021.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $214.0 million and $463.1 million, respectively. Approximately $190.4 million and $0.2 million of the federal and state net operating loss carryforwards, respectively, can be carried forward indefinitely. As of December 31, 2022, the Company had federal and state income tax credits of approximately $12.5 million and $4.0 million, respectively, which will begin to expire in 2033. Under the provisions of Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOLs and income tax credits carryforwards to offset future tax liabilities. Certain tax attributes may be subject to an annual limitation as a result of the Company’s January 2017 capital raise, as it appears to constitute an ownership change under Section 382. Additionally, under Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2022. The Company has no income tax effect due to the recognition of a full valuation allowance on all of its deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized regardless of whether an “ownership change” has occurred.

There are no significant items determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the periods ended December 31, 2022 and 2021. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2022 and 2021.

The Company is subject to U.S. federal and various state taxes. As of December 31, 2022, the earliest federal tax year open for the assessment of income taxes under the applicable statutes of limitations is its 2019 tax year.

Beginning with the 2022 tax year, the Company is required to capitalize research and development expenses for tax purposes as defined under Internal Revenue Code Section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and for expenses that are incurred for research and development outside the U.S., the amounts will be amortized over 15 years.  As a result of Section 174 capitalization, the Company recognized a deferred tax asset of $19.8 million.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2022 and 2021. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2022 and 2021.

Note 11 – Subsequent Events

Our Board of Directors approved, and our stockholders subsequently approved, a reverse stock split of our Common Stock. On March 15, 2023, the Board of Directors set the reverse stock split ratio at 15-for-1. We have filed a Definitive Information Statement on Schedule 14C in connection with the reverse stock split, and once the applicable waiting periods under SEC and Nasdaq rules have expired we plan to file a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended, in order to give effect to the reverse stock split. The ex-dividend date is expected to be determined in April 2023.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Manuel Litchman
Name: Manuel Litchman
Title: President and Chief Executive Officer (Duly Authorized Signatory and Principal Executive Officer)

March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Weiss
Michael S. Weiss	Executive Chairman of the Board	March 29, 2023

/s/ Manuel Litchman
Manuel Litchman, M.D.	President and Chief Executive Officer	March 29, 2023

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, M.D.	Director	March 29, 2023

/s/ Neil Herskowitz
Neil Herskowitz	Director	March 29, 2023

/s/ Adam Chill
Adam Chill	Director	March 29, 2023

/s/ Michael Zelefsky
Michael Zelefsky, M.D.	Director	March 29, 2023

/s/ Eliot Lurier
Eliot Lurier	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023