Form 10-Q
period 2023-03-31
MUSTANG BIO, INC.
filed 2023-05-12
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of May 10, 2023
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	7,315,528

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$58,098	$75,656
Other receivables - related party	—	36
Prepaid expenses and other current assets	3,033	3,160
Total current assets	61,131	78,852

Property, plant and equipment, net	8,324	8,440
Fixed assets - construction in process	333	951
Restricted cash	750	1,000
Other assets	257	261
Operating lease right-of-use asset, net	2,812	2,918
Total Assets	$73,607	$92,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,438	$13,731
Payables and accrued expenses - related party	601	766
Operating lease liabilities - short-term	629	612
Total current liabilities	12,668	15,109

Deferred income	270	270
Note payable, long-term, net	27,579	27,436
Operating lease liabilities - long-term	3,275	3,334
Total Liabilities	43,792	46,149

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively
Class A common shares, 845,385 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common shares, 7,293,242 and 7,100,111 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	11
Common stock issuable, zero and 187,134 shares as of March 31, 2023 and December 31, 2022, respectively	—	1,109
Additional paid-in capital	375,876	374,522
Accumulated deficit	(346,062)	(329,369)
Total Stockholders’ Equity	29,815	46,273
Total Liabilities and Stockholders’ Equity	$73,607	$92,422

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$14,000	$16,289
General and administrative	2,321	3,349
Total operating expenses	16,321	19,638
Loss from operations	(16,321)	(19,638)

Other income (expense)
Grant income	351	—
Interest income	453	73
Interest expense	(1,176)	(230)
Total other income (expense)	(372)	(157)
Net Loss	$(16,693)	$(19,795)

Net loss per common share outstanding, basic and diluted	$(2.06)	$(2.71)

Weighted average number of common shares outstanding, basic and diluted	8,093,662	7,316,687

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended March 31, 2023
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2022	250,000	$—	845,385	$—	7,100,111	$11	$1,109	$374,522	$(329,369)	$46,273
Issuance of common shares - Founders Agreement	—	—	—	—	187,134	—	(1,109)	1,109	—	—
Stock-based compensation expenses	—	—	—	—	5,905	—	—	235	—	235
Exercise of warrants	—	—	—	—	92	—	—	—	—	—
Reverse Split (15:1)	—	—	—	—	—	(10)	—	10	—	—
Net loss	—	—	—	—	—	—	—	—	(16,693)	(16,693)
Balances at March 31, 2023	250,000	$—	845,385	$—	7,293,242	$1	$(0)	$375,876	$(346,062)	$29,815

	For the Three Months Ended March 31, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	250,000	$—	845,385	$—	6,238,866	$9	$4,329	$359,906	$(251,844)	$112,400
Issuance of common shares - Founders Agreement	—	—	—	—	169,107	—	(4,212)	4,212	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	184,920	1	—	2,738	—	2,739
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	6,292	—	(90)	163	—	73
Issuance of common shares under ESPP	—	—	—	—	10,485	—	—	116	—	116
Stock-based compensation expenses	—	—	—	—	12,524	—	—	664	—	664
Issuance of common shares - Equity fee on RWG debt	—	—	—	—	63,662	—	—	750	—	750
Issuance of warrants for RWG debt	—	—	—	—	—	—	—	384	—	384
Net loss	—	—	—	—	—	—	—	—	(19,795)	(19,795)
Balances at March 31, 2022	250,000	$—	845,385	$—	6,685,856	$10	$27	$368,933	$(271,639)	$97,331

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(16,693)	$(19,795)
Issuance of common shares - Equity fee on at-the-market offering to Fortress Biotech	—	73
Issuance of common shares - Equity fee on note payable to Fortress Biotech	—	750
Stock-based compensation expenses	235	664
Depreciation expense	752	640
Amortization of debt discount	143	19
Amortization of operating lease right-of-use assets	106	39
Prepaid expenses and other assets	131	209
Other receivables - related party	36	18
Accounts payable and accrued expenses	(2,311)	1,091
Payable and accrued expenses - related party	(165)	88
Lease liabilities	(42)	(85)
Net cash used in operating activities	(17,808)	(16,289)

Cash Flows from Investing Activities:
Purchase of fixed assets	—	(1,334)
Net cash used in investing activities	—	(1,334)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - at-the-market offering	—	2,788
Offering costs for the issuance of common shares -at-the-market offering	—	(49)
Proceeds from debt issuance	—	30,000
Fees paid on the issuance of debt	—	(2,634)
Proceeds from issuance of common shares under ESPP	—	116
Net cash provided by financing activities	—	30,221

Net change in cash, cash equivalents and restricted cash	(17,808)	12,598
Cash, cash equivalents and restricted cash, beginning of the period	76,656	110,618
Cash, cash equivalents and restricted cash, end of the period	$58,848	$123,216

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,024	$—

Supplemental disclosure of noncash activities:
Fixed assets (acquired but not paid)	$18	$35
Issuance of common shares - Founders Agreement	$1,109	$4,212
Debt issuance fees (incurred but not paid)	$—	$1,065
Issuance of warrants - note payable	$—	$384

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “MBIO.”

Reverse Stock Split

On March 3, 2022, the Board of Directors of the Company (the “Board”) unanimously adopted resolutions to approve and recommend stockholder approval of a form amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding Common Stock within a range of between 5-for-1 and 20-for-1 (with our Board being authorized to determine the exact ratio), with such reverse stock split to be effected at such time and date before January 31, 2024, if at all, as determined by the Board in its sole discretion (such reverse stock split, the “Reverse Stock Split” and such amendment, the “Amendment”). On March 3, 2023, the holders of a majority in voting power of issued and outstanding shares of our Common Stock and issued and outstanding shares of our Class A Preferred Stock, par value $0.0001 (together, the “Majority Holders”) approved the Amendment by written consent in lieu of a meeting (the “Written Consent”). On March 15, 2023, the Board selected the 15-for-1 reverse stock split ratio.

Pursuant to rules adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, a Schedule 14C information statement was filed with the SEC and provided to the stockholders of the Company. The Reverse Stock Split became effective on April 3, 2023, or twenty (20) days from the mailing of the information statement to the common stockholders of record.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at April 3, 2023, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants.

No fractional shares were issued in connection with the Reverse Stock Split and stockholders who would otherwise be entitled to a fraction of one share received a proportional cash payment.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, the Company had an accumulated deficit of $346.1 million.

The Company has funded its operations to date primarily through the sale of equity and via debt raises, including its loan and financing agreement with Runway Growth Finance Corporation (the "Lender"), herein referred to as the "Term Loan." On April 11, 2023, we repaid the Term Loan, see Note 12. The Company expects to continue to use the proceeds from its other previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

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

The Company's expectation to generate operating losses and negative operating cash flows in the future, and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. The Company continues to monitor its spending by reducing 2023 expenses, which may include projected savings through delaying the development timelines of certain programs, or termination of such programs and the pursuit of additional cash resources through public or private equity or debt financings. The Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2022, which were included in the Company’s Form 10-K and filed with the SEC on March 30, 2023. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Balance Sheets to the Unaudited Statements of Cash Flows for the three months ended March 31, 2023 and 2022:

	March 31,
($ in thousands)	2023	2022
Cash and cash equivalents	$ 58,098	$ 122,216
Restricted cash	750	1,000
Total cash, cash equivalents and restricted cash	$ 58,848	$ 123,216

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 30, 2023.

Recently Issued Accounting Standards

As of March 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three months ended March 31, 2023 and 2022, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements in the Unaudited Statements of Operations pursuant to the terms of this agreement:

	For the three months ended March 31,
($ in thousands)	2023	2022
City of Hope National Medical Center
CD123	$—	$51
IL13Rα2	310	228
CS1	50	50
HER2	—	271
PSCA	22	22
Fred Hutchinson Cancer Center - CD20	554	488
St. Jude Children's Research Hospital - XSCID	419	124
LUMC - RAG1 SCID	112	127
Mayo Clinic	275	231
Total	$1,742	$1,592

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

Since October 2020, the Company has been party to a Sponsored Research Agreement (“SRA”) with COH to conduct combination studies of a potential IL13Rα2 CAR and C134 oncolytic virus therapy. Pursuant to the SRA, the Company funded research in the amount of $0.3 million for the program. In November 2022, the SRA was amended to include additional funding of $0.6 million.

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

CS1 (MB-104) Clinical Research  Support Agreement

Since June 2020, the Company has been party to a clinical research and support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved for MB-104, whereby the Company has agreed to reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $1.9 million.

HER2 (MB-103) Clinical Research Support Agreement

Since September 2020, the Company has been party to a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma” for MB-103. Under the terms of the agreement the Company will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $3.0 million.

PSCA (MB-105) Clinical Research Support Agreement

Since October 2020, the Company has been party to a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1 Study to Evaluate PSCA-Specific Chimeric Antigen Receptor (CAR)-T Cells for Patients with Metastatic Castration Resistant Prostate Cancer” for MB-105. The Company has agreed to reimburse COH for costs associated with this trial not to exceed $2.3 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $0.4 million.

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

Since July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Center (“Fred Hutch”), the Company has been party to an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million, which includes $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. In January 2022, the CD20 CTA was amended to include additional funding of $2.2 million increasing the total payment obligation of the Company in connection with the CD20 CTA not to exceed $9.3 million. Since inception, the Company has reimbursed Fred Hutch $7.7 million.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

Since June 2020, the Company has been party to a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked severe combined immunodeficiency (“XSCID”), whereby the Company will continue to reimburse St. Jude for costs incurred in connection with this trial. Since inception, the Company has reimbursed St. Jude $3.4 million.

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

Sponsored Research Support Agreement with Mayo Clinic

Since June 2021, the Company has been party to an SRA with the Mayo Clinic under which the Company will fund research in the amount of $2.1 million over a period of two years. In October 2022, the SRA was amended to include additional funding of approximately $0.1 million. The research performed pursuant to this agreement will support technology the Company has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. Since inception, the Company has funded $1.9 million.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “MSA”) with Fortress for the three months ended March 31, 2023 and 2022, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended March 31, 2023 and 2022, the Company recorded expense of $0.1 million and $0.3 million, respectively, related to the MSA.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the three months ended March 31, 2023, the Company issued zero shares of common stock to Fortress under the Founders Agreement.  For the three months ended March 31, 2023 and 2022, the Company recorded expense of approximately zero and $0.8 million, respectively, in general and administrative expenses related to these shares.

Annual Stock Dividend

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 187,134 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 6, 2023. This was shown in the Statement of Stockholders’ Equity at December 31, 2022, as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $1.1 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2022.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Note 5 – Property, Plant and Equipment

At March 31, 2023 and December 31, 2022, property, plant and equipment consisted of the following:

	Estimated Useful	March 31,	December 31,
($ in thousands)	Life (in years)	2023	2022
Computer equipment	3	$145	$145
Furniture and fixtures	5	370	370
Machinery and equipment	5	9,268	8,632
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	333	951
Total property, plant and equipment		17,810	17,792
Less: accumulated depreciation		(9,153)	(8,401)
Property, plant and equipment, net		$8,657	$9,391

Depreciation expense for the three months ended March 31, 2023 and 2022, was approximately $0.8 million and $0.6 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At March 31, 2023 and December 31, 2022, accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2023	2022
Accounts payable	$6,403	$6,833
Research and development	2,193	2,782
Accrued compensation	1,899	3,468
Other	943	648
Total accounts payable and accrued expenses	$11,438	$13,731

Note 7 – Notes Payable

On March 4, 2022 (the “Closing Date”), the Company entered into a $75.0 million long-term debt facility with Runway Growth Finance Corp. (the “Term Loan”). Under the Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million fundable if the Company achieved certain predetermined milestones.

On April 11, 2023, the Term Loan was terminated upon receipt by Runway of a payoff amount of $30.7 million from the Company comprised of principal, interest and the applicable final payment amount.

The Term Loan accrued interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%. On December 7, 2022, the Company entered into the First Amendment (the “First Amendment”) to the Loan Agreement by and between the Company and Runway. The First Amendment amended certain definitions and other provisions of the Loan Agreement to replace LIBOR-based benchmark rates applicable to loans outstanding under the Loan Agreement with SOFR-based rates, subject to adjustments as specified in the First Amendment. The Applicable Rate at March 31, 2023 and 2022 was 13.77% and 9.36%, respectively. For the three months ended March 31, 2023 and 2022, the Company made interest payments of $1.0 million and $0.1 million respectively, recorded in interest expense in the Unaudited Statements of Operations.

	March 31,	December 31,
($ in thousands)	2023	2022
Note payable (1)	$31,050	$31,050
Discount on note payable	(3,471)	(3,614)
Long-term note payable	$27,579	$27,436

(1) Balance includes $1.1 million final payment fee.

Amortization of the debt discount associated with the Term Loan was approximately $0.2 million for the three months ended March 31, 2023 and was recorded in interest expense in the Unaudited Statements of Operations. Amortization of the debt discount associated with the Term Loan was approximately $19,400 for the three months ended March 31, 2022 and was recorded in interest expense in the Unaudited Statements of Operations.

In addition, the Term Loan was secured by a lien on substantially all of our assets other than certain intellectual property assets and certain other excluded collateral, and it contained a minimum liquidity covenant and other covenants that included among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors. The Company was in compliance with all applicable covenants as of March 31, 2023 and December 31, 2022.

Note 8 - Stockholders’ Equity

Reverse Stock Split

On March 3, 2022, the Board of Directors of the Company (the “Board”) unanimously adopted resolutions to approve and recommend stockholder approval of a form amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding Common Stock within a range of between 5-for-1 and 20-for-1 (with our Board being authorized to determine the exact ratio), with such reverse stock split to be effected at such time and date before January 31, 2024, if at all, as determined by the Board in its sole discretion (such reverse stock split, the “Reverse Stock Split” and such amendment, the “Amendment”). On March 3, 2023, the holders of a majority in voting power of issued and outstanding shares of our Common Stock and issued and outstanding shares of our Class A Preferred Stock, par value $0.0001 (together, the “Majority Holders”) approved the Amendment by written consent in lieu of a meeting (the “Written Consent”). On March 15, 2023, the Board selected the 15-for-1 reverse stock split ratio.

Pursuant to rules adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, a Schedule 14C information statement was filed with the SEC and provided to the stockholders of the Company. The Reverse Stock Split became effective on April 3, 2023, or twenty (20) days from the mailing of the information statement to the common stockholders of record.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at April 3, 2023, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants.

No fractional shares were issued in connection with the Reverse Stock Split and stockholders who would otherwise be entitled to a fraction of one share received a proportional cash payment.

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of March 31, 2023, approximately $8.0 million of the 2020 S-3 remains available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of March 31, 2023, there have been no sales of securities under the 2021 S-3.

As of the filing of this Quarterly Report on Form 10-Q, the Company is subject to the general instructions on Form S-3 known as the “baby shelf rules,” which limit the amount of securities we can sell under our registration statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and “Risk Factors – We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.”

At-the-Market Offering

In July 2018, the Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to the 2020 S-3. Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC as an Agent. On April 14, 2023, the Mustang ATM was amended to add the limitations imposed by General Instruction I.B.6 to Form S-3 and remove Oppenheimer & Co., Inc. as an Agent.

During the three months ended March 31, 2023, the Company issued zero shares of common stock under the Mustang ATM. During the three months ended March 31, 2022, the Company issued approximately 185,000 shares of common stock at an average price of $15.00 per share for gross proceeds of $2.8 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $49,000.

Pursuant to the Founders Agreement, the Company issued zero shares of common stock to Fortress for the three months ended March 31, 2023, under the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 6,292 shares of common stock to Fortress at a weighted average price of $25.95 per share for the three months March 31, 2022, in connection with the shares issued under the Mustang ATM.

Equity Incentive Plan

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 133,333 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 200,000 shares, for a total of 333,333 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 200,000 shares, for a total of 533,333 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 200,000 shares, for a total of 733,333 shares.

As of March 31, 2023, 278,139 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the three months ended March 31, 2023:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2022	76,112	$59.09	4.31
Outstanding at March 31, 2023	76,112	$59.09	4.06
Options vested and exercisable at March 31, 2023	47,570	$59.09	4.06

As of March 31, 2023, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock

The following table summarizes restricted stock award activities for the three months ended March 31, 2023:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2022	34,016	$22.20
Nonvested at March 31, 2023	34,016	$22.20

As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.3 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the three months ended March 31, 2023:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2022	165,912	$27.60
Granted	19,398	5.43
Forfeited	(10,699)	35.75
Vested	(14,220)	35.64
Nonvested at March 31, 2023	160,391	$23.66

As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $1.6 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.7 years.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
General and administrative	$109	$147
Research and development	126	517
Total stock-based compensation expense	$235	$664

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.  The Employee Stock Purchase Plan (“ESPP”) is compensatory and results in stock-based compensation expense. The ESPP was initially authorized in 2019 to sell up to 26,667 shares of authorized but unissued common stock. In June 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of authorized shares issuable by 40,000 shares, for a total of 66,667 shares.

As of March 31, 2023, 39,067 shares have been purchased and 27,600 shares are available for future sale under the Company’s ESPP.

Warrants

A summary of warrant activities for the three months ended March 31, 2023, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2022	70,195	$22.80	8.29
Exercised	(93)	—	—
Outstanding as of March 31, 2023	70,102	$22.80	8.05

Upon the cashless exercise of warrants, the Company will issue new shares of common stock. In connection with the Term Loan, on March 4, 2022, the Company issued a warrant to the Lender to purchase 49,869 shares of the Company’s common stock with an exercise price of $12.03, see Note 7.

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

	For the three months ended March 31,
	2023	2022
Warrants	70,102	70,428
Options	76,112	76,112
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	34,016	18,732
Unvested restricted stock units	160,391	127,891
Total	590,621	543,163

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

The Company also leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026. The Company’s lease liabilities result from the lease of its Facility in Massachusetts, which expires in 2026, and its copiers, which expire in 2024. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At March 31, 2023, the Company had operating lease liabilities of $3.9 million and right of use assets of $2.8 million, which were included in the Unaudited Balance Sheet. At December 31, 2022, the Company had operating lease liabilities of $3.9 million and right of use assets of $2.9 million, which were included in the Unaudited Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months Ended
	March 31,	March 31,
($ in thousands)	2023	2022
Lease cost
Operating lease cost	$197	$85
Variable lease cost	224	66
Total	$421	$151

	For the Three Months Ended
	March 31,	March 31,
($ in thousands)	2023	2022
Operating cash flows from operating leases	$132	$128
Weighted-average remaining lease term – operating leases	5.7	6.5
Weighted-average discount rate – operating leases	9.1%	9.0%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Nine months ended December 31, 2023	$397
Year ended December 31, 2024	614
Year ended December 31, 2025	1,139
Year ended December 31, 2026	1,076
Year ended December 31, 2027	650
Thereafter	1,381
Total	5,257
Less present value discount	(1,353)
Operating lease liabilities	$3,904

Note 12 – Subsequent Events

On April 3, 2023, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a 15-for-1 reverse stock split of the Company’s common stock. The reverse stock split became effective on April 3, 2023, and the Company’s common stock was quoted on the Nasdaq Stock Market on a post-split basis beginning at the open of business on April 4, 2023.

On April 11, 2023, the Term Loan was terminated upon receipt by Runway of a payoff amount of $30.7 million from the Company (comprising principal, interest and the applicable final payment amount); provided that the Company continues to be bound by certain indemnification obligations under Section 12.3 of the Runway Loan Agreement. The payoff amount paid by the Company in connection with the termination of the Term Loan was pursuant to a payoff letter with Runway.

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

Our pipeline is currently focused in three core areas: CAR T therapies for hematologic malignancies, CAR T therapies for solid tumors and gene therapies for rare genetic disorders. For each therapy we have partnered with world class research institutions. For our CAR T therapies we have partnered with COH, Fred Hutch, Nationwide and Mayo Clinic. For our gene therapies, we have partnered with St. Jude in the development of a first-in-class ex vivo lentiviral (“LV”) treatment of XSCID and with LUMC in the development of a first-in-class ex vivo LV treatment of RAG1-SCID.

The Company expects to incur substantial expenses for the foreseeable future relating to research, development and commercialization of its potential products. However, there can be no assurance that the Company will be successful in securing additional resources when needed, on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

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

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). In the first quarter of 2023, we decided to close out the MB-102 study as we do not have plans to enroll more patients in the foreseeable future.

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

MB-106 continues to generate promising safety and efficacy data in patients with B-cell malignancies, and the product profile of this autologous CD20-directed CAR T suggests a favorable profile compared to the currently-approved autologous CD19-directed CAR Ts. In 2023, Mustang Bio anticipates dose escalation in its multicenter, 3-arm Phase 1 trial and reporting response data from this trial at major medical meetings.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

In April 2022, Mustang announced interim data from two ongoing investigator-sponsored Phase 1 clinical trials evaluating two clinical candidates, MB‐101 (IL13Rα2‐targeted CAR T cell therapy licensed from City of Hope) and MB-108 (herpes simplex virus type 1 oncolytic virus licensed from Nationwide Children’s Hospital) for the treatment of recurrent glioblastoma. Mustang completed all IND-enabling preclinical activities and is in the process of completing IND-enabling manufacturing activities requested by the FDA in a Pre-IND meeting. Mustang expects to file an IND for a Company-sponsored Phase 1 trial in 2023.

In Vivo CAR T Platform Technology

Mustang is collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. In 2023, the Mayo Clinic expects to publish in vivo proof-of-concept data in a mouse model of cancer in a major scientific journal, and Mustang plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified.

Gene Therapies

In partnership with St. Jude, our XSCID gene therapy programs (MB-107 and MB-207) are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo LV gene therapy has been utilized  in two Phase 1/2 clinical trials involving two different autologous cell products: an ongoing multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude (LVXSCID-ND) and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”) (LVXSCID-OC). Both of these Phase 1/2 clinical trials have been suspended. No safety concerns have been noted in either trial, nor has insertional mutagenesis or malignancy been detected.

MB-107(Ex vivo LV Therapy for Newly Diagnosed X-linked Severe Combined Immunodeficiency (XSCID))

The MB-107 timeline has been extended due to unanticipated issues related to the materials used in manufacturing. We continue to work with the FDA and St. Jude to enable us to advance our XSCID therapy for newborns in 2023.

MB-207(Ex vivo LV Therapy for Previously Transplanted XSCID)

The IND for MB-207 was submitted to the FDA in December 2021. In January 2022, the FDA issued a clinical hold, pending additional CMC data. We continue to work with the FDA to enable us to advance our XSCID therapy for previously transplanted patients in 2023.

LUMC License

MB-110, a first-in-class ex vivo treatment for RAG1 SCID, is currently being evaluated at LUMC in a Phase 1/2 multicenter clinical trial in Europe. In 2022 the first patient was treated without any complications, after which the patient developed a functioning immune system which responded well to the standard vaccinations for newborns. In 2023 we expect that additional centers will be added in Europe and that additional patients will be enrolled.

Financing Activities

At-the-Market Offering

During the three months ended March 31, 2023, the Company issued zero shares of common under the Mustang ATM.

The amount of securities we are able to sell pursuant to the registration statements on Form S-3 is limited. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Term Loan

On April 11, 2023, the Term Loan was terminated upon receipt by Runway of a payoff amount of $30.7 million from the Company (comprising principal, interest and the applicable final payment amount); provided that the Company continues to be bound by certain indemnification obligations under Section 12.3 of the Runway Loan Agreement. The payoff amount paid by the Company in connection with the termination of the Term Loan was pursuant to a payoff letter with Runway.

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

For a discussion of our critical accounting estimates, see the MD&A in the 2022 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2022.

Accounting Pronouncements

During the three months ended March 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	For the three months ended March 31,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$14,000	$16,289	$(2,289)	(14)%
General and administrative	2,321	3,349	(1,028)	(31)%
Total operating expenses	16,321	19,638	(3,317)	(17)%
Loss from operations	(16,321)	(19,638)	3,317	(17)%

Other income (expense)
Grant income	351	—	351	100%
Interest income	453	73	380	521%
Interest expense	(1,176)	(230)	(946)	411%
Total other income (expense)	(372)	(157)	(215)	137%
Net Loss	$(16,693)	$(19,795)	$3,102	(16)%

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

For the three months ended March 31, 2023 and 2022, research and development expenses were $14.0 million and $16.3 million, respectively. The decrease of approximately $2.3 million is primarily due to decreased expenses of $1.2 million for clinical trial related expenses, $0.6 million for lab supplies, $0.7 million for plasmids and vectors and $0.4 million for stock compensation expenses, partially offset by $0.1 million increase in sponsored research expenses and $0.1 million increase in depreciation expense.

We had no expenses related to research and development expenses for licenses acquired for the three months ended March 31, 2023 and 2022, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the three months ended March 31, 2023 and 2022, general and administrative expenses were $2.3 million and $3.3 million, respectively. The decrease of approximately $1.0 million is primarily attributed to $0.8 million decrease in Fortress equity fees included in stock compensation expenses, $0.3 million in consulting and outside services, partially offset by an increase of $0.1 million in professional services expenses.

Other Income or Expense

For the three months ended March 31, 2023 and 2022, other income (expense) was $(0.4) million and $(0.2) million, respectively. The increase of approximately $0.2 million in expense is primarily attributed to $1.0 million increase in interest expense, partially offset by $0.4 million increase in interest income and $0.4 million increase in grant income.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, the Company had an accumulated deficit of $346.1 million.

The Company has funded its operations to date primarily through the sale of equity and its Term Loan. On April 11, 2023, we repaid the Term Loan, see Note 12 to the Financial Statements. The Company expects to continue to use the proceeds from its other previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2023, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these financial statements. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

In addition, the amount of proceeds the Company may be able to raise pursuant to its existing shelf registration statements on Form S-3 may be limited. As of the filing of this Quarterly Report on Form 10-Q, the Company is subject to the general instructions on Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds we can raise through primary offerings of securities in any 12-month period using our registration statements on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling securities using our Form S-3 until such time as our public float exceeds $75 million.

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

During the three months ended March 31, 2023, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2022 Form 10-K.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

	For the three months ended March 31,
($ in thousands)	2023	2022
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(17,808)	$(16,289)
Investing activities	—	(1,334)
Financing activities	—	30,221
Net change in cash, cash equivalents and restricted cash	$(17,808)	$12,598

Operating Activities

Net cash used in operating activities was $17.8 million for the three months ended March 31, 2023, compared to $16.3 million for the three months ended March 31, 2022.

Net cash used in operating activities for the three months ended March 31, 2023, was primarily due to approximately $16.7 million in net loss and $2.3 million change in operating assets and liabilities, partially offset by $0.2 million of non-cash stock compensation expenses, $0.8 million of depreciation, and $0.2 million from other operating activities.

Net cash used in operating activities for the three months ended March 31, 2022, was primarily due to approximately $19.8 million in net loss, partially offset by $1.3 million change in operating assets and liabilities, $0.8 million of equity fee on issuance of common shares to Fortress for the Term Loan, $0.6 million of non-cash stock compensation expenses and $0.6 million of depreciation.

Investing Activities

Net cash used in investing activities was zero for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022, representing purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was zero during the three months ended March 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $346.1 million as of March 31, 2023. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding (which may not be available on acceptable terms to the Company, or at all) and/or to delay, limit or terminate our product development efforts or other operations.

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

As of March 31, 2023, our cash and cash equivalents were $58.1 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended March 31, 2023 are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

In addition, in order to address our current funding constraints, we may be required to further revise our business plan and strategy, which may result in us (i) significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates, (ii) selling certain of our assets (which could include our manufacturing facility) and/or (iii) may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. Such actions measures may become necessary whether or not we are able to raise additional capital. As a result, our business, financial condition, and results of operations could be materially affected.

Our short operating history makes it difficult to evaluate our business and prospects.

We have only been conducting operations since our incorporation in March 2015. Our operations to date have been limited. We have not yet demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a clinical scale or commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of March 31, 2023, we had $58.8 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

In order to carry out our business plan and implement our strategy, we will need to obtain additional financing and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidates or marketing territories.

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

As of the date of our Annual Report on Form 10-K, filed with the SEC on March 30, 2023, our public float was less than $75 million. As a result, for sales following the date of our Annual Report on Form 10-K, and until we again have a public float with a value in exceeds of $75 million, if ever, we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

We are currently reliant on COH, Fred Hutch, St. Jude, the NIH, UAB, Mayo Clinic, and LUMC for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, St. Jude, UAB, Mayo Clinic and LUMC, pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his team at COH, of Drs. Brian Till and Mazyar Shadman and their team at Fred Hutch, of Drs. Stephen Gottschalk and Ewelina Mamcarz and their team at St. Jude, of Dr. James M. Markert and his team at UAB, of Dr. Larry R. Pease and his team at Mayo Clinic, and Dr. Frank Staal and his team at LUMC. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

The COVID-19 pandemic has caused considerable disruptions at the FDA, namely with respect to diverting the FDA’s attention and resources to facilitate vaccine development and ensure rapid review and emergency use authorization of vaccines intended to prevent COVID-19.  Continued focus on COVID-19 countermeasures, and the reorganization and rededication of critical resources, both at the FDA and within similar governmental authorities across the world, may impact the ability of new products and services from being developed or commercialized in a timely manner.

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

The Company’s employees and consultants are being affected by the COVID-19 pandemic. The Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. COVID-19 may also compromise the ability of independent contractors who perform consulting services for us to deliver services or deliverables in a satisfactory or timely manner.  Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which continues to require a large investment of time and resources, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

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

3.7

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated April 3, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on April 3, 2023).

3.8	Amended and Restated Bylaws of Mustang Bio, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on April 3, 2023).
4.1

Amendment No. 3 to At Market Issuance Sales Agreement, dated April 14, 2023, between the Registrant, B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on April 20, 2023).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 12, 2023	By:	/s/ Manuel Litchman
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eliot Lurier
Eliot Lurier
Interim Chief Financial Officer
(Principal Financial Officer)