Form 10-Q
period 2023-06-30
MUSTANG BIO, INC.
filed 2023-08-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of August 10, 2023
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	7,359,218

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms to the Company, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our commercial readiness efforts, activities to support a potential commercial launch following any approval of our product candidates, or other operations.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent upon raising additional capital, which efforts may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology and gene therapy product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.
●	Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

Risks Relating to the Sale of the Company’s Manufacturing Facility

●	We may be unable to complete the transaction as contemplated if the Committee on Foreign Investment in the United States determines to implement mitigation measures, including the potential divestment of some or all of the transferred assets by the buyer, which may limit our ability to realize the anticipated cost savings of the sale of the facility and may have a material adverse effect on our financial condition.
●	Our receipt of the contingent portion of the consideration for the sale of the manufacturing facility is subject to receipt of the consent of the landlord of the facility to the transfer of such lease to the buyer and our ability to raise additional capital.

●	If the landlord does not consent to the transfer of the lease within 120 days of the closing date of the transaction and the lease of the facility is not transferred to the buyer, we may be obligated to negotiate the repurchase of the facility from the buyer.
●	The buyer may provide us with notice of its intentions to enter into negotiations for our repurchase of the facility if the lease of the facility is not transferred to the buyer within 120 days of the closing date, and we may be unable to successfully negotiate such repurchase.
●	The landlord may object to certain aspects of the transaction which could result in expensive and time-consuming litigation and could prevent us from realizing the intended benefits of the transaction.
●	If the sale of the facility is fully consummated, we will rely on the buyer for the manufacture of our lead product candidates which may subject us to additional manufacturing risks.
●	We may incur substantial expenses related to the transaction and the consummation of the sale of the facility.
●	Certain key personnel may depart the Company upon the completion of the sale of the facility which may adversely affect our ability to realize the anticipated benefits of the transaction.
●	Our strategic pivot to our lead product candidate, MB-106, and our disposal of non-core assets, including our facility, may not result in the anticipated cost savings and could result in total costs and expenses that are greater than expected.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$15,385	$75,656
Other receivables - related party	—	36
Prepaid expenses and other current assets	2,843	3,160
Property, plant and equipment, held for sale	4,348	—
Total current assets	22,576	78,852

Property, plant and equipment, net	3,786	8,440
Fixed assets - construction in process	—	951
Restricted cash	750	1,000
Other assets	253	261
Operating lease right-of-use asset, net	1,721	2,918
Total Assets	$29,086	$92,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,684	$13,731
Payables and accrued expenses - related party	771	766
Operating lease liabilities - short-term	409	612
Total current liabilities	12,864	15,109

Deferred income	270	270
Note payable, long-term, net	—	27,436
Operating lease liabilities - long-term	2,239	3,334
Total Liabilities	15,373	46,149

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively
Class A common shares, 845,385 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common shares, 7,320,444 and 7,100,111 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	11
Common stock issuable, zero and 187,134 shares as of June 30, 2023 and December 31, 2022, respectively	—	1,109
Additional paid-in capital	376,009	374,522
Accumulated deficit	(362,297)	(329,369)
Total Stockholders’ Equity	13,713	46,273
Total Liabilities and Stockholders’ Equity	$29,086	$92,422

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$10,836	$15,164	$24,836	$31,453
General and administrative	3,055	3,077	5,376	6,426
Total operating expenses	13,891	18,241	30,212	37,879
Loss from operations	(13,891)	(18,241)	(30,212)	(37,879)

Other income (expense)
Other income	429	—	780	—
Interest income	159	77	612	150
Interest expense	(2,932)	(935)	(4,108)	(1,165)
Total other expense	(2,344)	(858)	(2,716)	(1,015)
Net Loss	$(16,235)	$(19,099)	$(32,928)	$(38,894)

Net loss per common share outstanding, basic and diluted	$(2.00)	$(2.50)	$(4.06)	$(5.20)

Weighted average number of common shares outstanding, basic and diluted	8,127,473	7,652,170	8,110,661	7,485,355

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended June 30, 2023
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2023	250,000	$—	845,385	$—	7,293,242	$1	$—	$375,876	$(346,062)	$29,815
Issuance of common shares under ESPP	—	—	—	—	12,642	—	—	88	—	88
Stock-based compensation expenses	—	—	—	—	16,193	—	—	45	—	45
Fractional share adjustment	—	—	—	—	(1,633)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(16,235)	(16,235)
Balances at June 30, 2023	250,000	$—	845,385	$—	7,320,444	$1	$—	$376,009	$(362,297)	$13,713

	For the Six Months Ended June 30, 2023
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2022	250,000	$—	845,385	$—	7,100,111	$11	$1,109	$374,522	$(329,369)	$46,273
Issuance of common shares - Founders Agreement	—	—	—	—	187,134	—	(1,109)	1,109	—	—
Issuance of common shares under ESPP	—	—	—	—	12,642	—	—	88	—	88
Stock-based compensation expenses	—	—	—	—	22,097	—	—	280	—	280
Exercise of warrants	—	—	—	—	93	—	—	—	—	—
Reverse Split (15:1)	—	—	—	—	—	(10)	—	10	—	—
Fractional share adjustment					(1,633)
Net loss	—	—	—	—	—	—	—	—	(32,928)	(32,928)
Balances at June 30, 2023	250,000	$—	845,385	$—	7,320,444	$1	$—	$376,009	$(362,297)	$13,713

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended June 30, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2022	250,000	$—	845,385	$—	6,685,856	$10	$27	$368,933	$(271,639)	$97,331
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	265,286	—	—	3,051	—	3,051
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	5,614	—	1	74	—	75
Stock-based compensation expenses	—	—	—	—	10,657	—	—	650	—	650
Net loss	—	—	—	—	—	—	—	—	(19,099)	(19,099)
Balances at June 30, 2022	250,000	$—	845,385	$—	6,967,413	$10	$28	$372,708	$(290,738)	$82,008

	For the Six Months Ended June 30, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	250,000	$—	845,385	$—	6,238,866	$9	$4,329	$359,906	$(251,844)	$112,400
Issuance of common shares - Founders Agreement	—	—	—	—	169,107	—	(4,212)	4,212	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	450,206	1	—	5,789	—	5,790
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	11,905	—	(89)	237	—	148
Issuance of common shares under ESPP	—	—	—	—	10,485	—	—	116	—	116
Stock-based compensation expenses	—	—	—	—	23,182	—	—	1,314	—	1,314
Issuance of common shares - Equity fee on RWG debt	—	—	—	—	63,662	—	—	750	—	750
Issuance of warrants for RWG debt	—	—	—	—	—	—	—	384	—	384
Net loss	—	—	—	—	—	—	—	—	(38,894)	(38,894)
Balances at June 30, 2022	250,000	$—	845,385	$—	6,967,413	$10	$28	$372,708	$(290,738)	$82,008

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(32,928)	$(38,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on at-the-market offering to Fortress Biotech	-	147
Common shares issuable for Founders Agreement		1
Issuance of common shares - Equity fee on note payable to Fortress Biotech	-	750
Stock-based compensation expenses	280	1,314
Depreciation expense	1,291	1,298
Amortization of debt discount	118	185
Reduction in the carrying amount of operating lease right-of-use assets	204	80
Loss on disposal of property and equipment	-	239
Loss on extinguishment of debt	2,796	—
Gain on lease modification	(220)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	325	67
Other receivables - related party	36	17
Accounts payable and accrued expenses	(2,022)	1,376
Payable and accrued expenses - related party	5	(275)
Lease liabilities	(85)	(169)
Net cash used in operating activities	(30,200)	(33,864)

Cash Flows from Investing Activities:
Purchase of fixed assets	(34)	(1,640)
Net cash used in investing activities	(34)	(1,640)

Cash Flows from Financing Activities:
Payment of debt	(30,375)	—
Proceeds from issuance of common shares - at-the-market offering	—	5,900
Offering costs for the issuance of common shares -at-the-market offering	—	(110)
Proceeds from debt issuance	—	30,000
Fees paid on the issuance of debt	—	(2,651)
Proceeds from issuance of common shares under ESPP	88	116
Net cash provided by (used in) financing activities	(30,287)	33,255

Net change in cash, cash equivalents and restricted cash	(60,521)	(2,249)
Cash, cash equivalents and restricted cash, beginning of the period	76,656	110,618
Cash, cash equivalents and restricted cash, end of the period	$16,135	$108,369

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,340	$845

Supplemental disclosure of noncash activities:
Fixed assets (acquired but not paid)	$—	$315
Issuance of common shares - Founders Agreement	$1,109	$4,212
Note payable final payment fee (incurred but not paid)	$—	$1,050
Issuance of warrants - note payable	$—	$384
Transfer of assets classified as held for sale	$4,348	$—

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

Reverse Stock Split

On March 3, 2023, the Board of Directors of the Company (the “Board”) unanimously adopted resolutions to approve and recommend stockholder approval of a form amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding Common Stock within a range of between 5-for-1 and 20-for-1 (with our Board being authorized to determine the exact ratio), with such reverse stock split to be effected at such time and date before January 31, 2024, if at all, as determined by the Board in its sole discretion (such reverse stock split, the “Reverse Stock Split” and such amendment, the “Amendment”). On March 3, 2023, the holders of a majority in voting power of issued and outstanding shares of our Common Stock and issued and outstanding shares of our Class A Preferred Stock, par value $0.0001 (together, the “Majority Holders”) approved the Amendment by written consent in lieu of a meeting (the “Written Consent”). On March 15, 2023, the Board selected the 15-for-1 reverse stock split ratio.

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, the Company had an accumulated deficit of $362.3 million.

The Company has funded its operations to date primarily through the sale of equity and via debt raises, which included its loan and financing agreement with Runway Growth Finance Corporation (the "Lender"), herein referred to as the "Term Loan." On April 11, 2023, the Company repaid the Term Loan, see Note 8. The Company expects to continue to use the proceeds from its other previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

On May 18, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc. (“uBriGene”), pursuant to which the Company agreed to sell its leasehold interest in its cell processing facility located in Worcester, MA (the “Facility”) and associated assets relating to the manufacturing and production of cell and therapies at the Facility to uBriGene. The Company and uBriGene subsequently entered into Amendment No. 1, dated as of June 29, 2023, and Amendment No. 2, dated as of July 28, 2023, to the Asset Purchase Agreement (the Asset Purchase Agreement, as so amended, the “Amended Asset Purchase Agreement”). On July 28, 2023, pursuant to the terms and conditions of the Amended Asset Purchase Agreement, the Company completed the sale of all of the Company’s assets primarily relating to the Company’s operations primarily relating to the manufacturing and production of cell and gene therapies to uBriGene for a base consideration of $6.0 million. uBriGene will be obligated to pay to the Company a contingent amount of $5.0 million less certain severance obligations and payments payable in connection with the transfer of certain contracts related to the transferred assets, if the Company, within two years of the closing date, (i) completes an issuance of equity securities in an amount equal to or greater than $10.0 million after the closing and (ii) obtains consent of the landlord to the proposed lease transfer within two years of the closing date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

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

The Company's expectation to generate operating losses and negative operating cash flows in the future, and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these unaudited consolidated financial statements are issued. The Company continues to monitor its spending by reducing 2023 expenses, which may include projected savings through delaying the development timelines of certain programs, or termination of such programs and the pursuit of additional cash resources through public or private equity or debt financings. The Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Balance Sheets to the Unaudited Statements of Cash Flows for the six months ended June 30, 2023, and 2022:

	June 30,
($ in thousands)	2023	2022
Cash and cash equivalents	$ 15,385	$ 107,369
Restricted cash	750	1,000
Total cash, cash equivalents and restricted cash	$ 16,135	$ 108,369

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 30, 2023.

Assets Held for Sale

Assets held for sale represent lab equipment that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of June 30, 2023, there were $4.3 million of lab and cell processing equipment, furniture and fixtures and computer equipment that are recorded as assets held for sale. The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale are identified as part of the pending sale of the Company’s leasehold interest in its cell processing facility located in Worcester, Massachusetts and associated assets relating to the manufacturing production of its cell and gene therapies at the facility, and it is the Company’s intention to complete the sales of these assets within the upcoming year. On July

28, 2023, the Company completed the sale of all held for sale assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Recently Issued Accounting Standards

As of June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and six months ended June 30, 2023, and 2022, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements in the Unaudited Statements of Operations pursuant to the terms of this agreement:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2023	2022	2023	2022
City of Hope National Medical Center
CD123	$—	$52	$—	$103
IL13Rα2	326	234	636	462
CS1	139	50	188	100
HER2	—	271	—	542
PSCA	22	28	44	50
Fred Hutchinson Cancer Center - CD20	544	358	1,098	846
St. Jude Children's Research Hospital - XSCID	216	94	634	218
LUMC - RAG1 SCID	112	138	224	265
Mayo Clinic	275	231	551	462
Total	$1,634	$1,456	$3,375	$3,048

CD123 (MB-102) Clinical Research Support Agreement

Since February 2017, the Company has been party to a clinical research support agreement for the CD123-directed CAR T program (the “CD123 CRA”) with COH whereby, the Company has agreed to contribute approximately $0.1 million per patient in connection with the ongoing investigator-initiated study. In May 2023, the Company determined to discontinue development of its MB-102 program and terminated the associated CRA and license.

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

Since October 2020, the Company has been party to a Sponsored Research Agreement (“SRA”) with COH to conduct combination studies of a potential IL13Rα2 CAR (MB-101) and herpes simplex-1 oncolytic virus therapy (MB-108).

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

CS1 (MB-104) Clinical Research Support Agreement

Since June 2020, the Company has been party to a clinical research and support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved for MB-104, whereby the Company has agreed to reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $2.2 million. In May 2023, the Company determined to discontinue development of its MB-104 program and terminated the associated CRA and license.

HER2 (MB-103) Clinical Research Support Agreement

Since September 2020, the Company has been party to a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma” for MB-103. Under the terms of the agreement the Company will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $3.0 million. In May 2023, the Company determined to discontinue development of its MB-103 program and terminated the associated CRA and license.

PSCA (MB-105) Clinical Research Support Agreement

Since October 2020, the Company has been party to a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1 Study to Evaluate PSCA-Specific Chimeric Antigen Receptor (CAR)-T Cells for Patients with Metastatic Castration Resistant Prostate Cancer” for MB-105. The Company has agreed to reimburse COH for costs associated with this trial not to exceed $2.3 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $0.5 million. In May 2023, the Company determined to discontinue development of its MB-105 program and terminated the associated CRA and license.

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

Since July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Center (“Fred Hutch”), the Company has been party to an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million, which includes $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. In January 2022, the CD20 CTA was amended to include additional funding of $2.2 million increasing the total payment obligation of the Company in connection with the CD20 CTA not to exceed $9.3 million. Since inception, the Company has reimbursed Fred Hutch $8.3 million.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

Since June 2020, the Company has been party to a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked severe combined immunodeficiency (“XSCID”), whereby the Company will continue to reimburse St. Jude for costs incurred in connection with this trial. Since inception, the Company has reimbursed St. Jude $3.6 million.

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

Sponsored Research Support Agreement with Mayo Clinic

Since June 2021, the Company has been party to an SRA with the Mayo Clinic under which the Company will fund research in the amount of $2.1 million over a period of two years. In October 2022, the SRA was amended to include additional funding of approximately $0.1 million. The research performed pursuant to this agreement will support technology the Company has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. Since inception, the Company has funded $2.2 million.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three and six months ended June 30, 2023, and 2022, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended June 30, 2023, and 2022, the Company recorded expense of $0.1 million and $0.3 million, respectively, related to the MSA. For the six months ended June 30, 2023, and 2022, the Company recorded expense of $0.3 million and $0.5 million, respectively, related to this agreement.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the six months ended June 30, 2023, the Company issued zero shares of common stock to Fortress under the Founders Agreement.  For the three months ended June 30, 2023, and 2022, the Company recorded expense of approximately zero and $0.1 million, respectively, in general and administrative expenses related to these shares. For the six months ended June 30, 2023, and 2022, the Company recorded expense of approximately zero and $0.9 million, respectively, in general and administrative expenses related to these shares.

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

Note 5 – Assets Held for Sale

At June 30, 2023, and December 31, 2022, assets held for sale consisted of the following:

	June 30,	December 31,
($ in thousands)	2023	2022
Computer equipment	$30	$—
Furniture and fixtures	139	—
Machinery and equipment	3,864	—
Construction in process	315	—
Total property, plant and equipment, held for sale	4,348	—

On May 18, 2023, the Company entered into an Asset Purchase Agreement with uBriGene (Boston) Biosciences, Inc. (“uBriGene”), as amended by a first amendment thereto, dated as of June 29, 2023, and further amended by a second amendment thereto, dated as of July 28, 2023, pursuant to which the Company has agreed, subject to the terms and conditions therein, to sell its leasehold interest in its cell processing facility located in Worcester, Massachusetts (the “Facility”) and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene. As a result of this agreement, the Company classified the related equipment as assets held for sale. On July 28, 2023, the Company completed the sale of all held for sale assets.

Note 6 – Property, Plant and Equipment

At June 30, 2023, and December 31, 2022, property, plant and equipment consisted of the following:

	Estimated Useful	June 30,	December 31,
($ in thousands)	Life (in years)	2023	2022
Computer equipment	3	$—	$145
Furniture and fixtures	5	—	370
Machinery and equipment	5	—	8,632
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	—	951
Total property, plant and equipment		7,694	17,792
Less: accumulated depreciation		(3,908)	(8,401)
Property, plant and equipment, net		$3,786	$9,391

Depreciation expense for the three months ended June 30, 2023, and 2022, was approximately $0.6 million and $0.7 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Depreciation expense for the six months ended June 30, 2023, and 2022, was approximately $1.3 million and $1.3 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Note 7 - Accounts Payable and Accrued Expenses

At June 30, 2023, and December 31, 2022, accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2023	2022
Accounts payable	$6,712	$6,833
Research and development	1,931	2,782
Accrued compensation	2,195	3,468
Other	846	648
Total accounts payable and accrued expenses	$11,684	$13,731

Note 8 – Notes Payable

On April 11, 2023, the Company’s $75.0 million long-term debt facility with Runway Growth Finance Corp. (the “Term Loan”) was terminated upon receipt by Runway of a payoff amount of $30.7 million from the Company comprised of principal, interest and the applicable final payment amount. The loss on extinguishment was recorded in interest expense in the Unaudited Statements of Operations. For the three and six months ended June 30, 2023, and 2022, the Company recorded the following components in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$133	$783	$1,188	$972
Amortization of Debt Discount	—	148	118	185
Loss on Extinguishment	2,795	—	2,794	—
Other	4	4	8	8
Total Interest Expense	$2,932	$935	$4,108	$1,165

The Company entered into the Term Loan on March 4, 2022. Under the Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million fundable if the Company achieved certain predetermined milestones.

The Term Loan accrued interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%. On December 7, 2022, the Company entered into the First Amendment (the “First Amendment”) to the Loan Agreement by and between the Company and Runway. The First Amendment amended certain definitions and other provisions of the Loan Agreement to replace LIBOR-based benchmark rates applicable to loans outstanding under the Loan Agreement with SOFR-based rates, subject to adjustments as specified in the First Amendment. The Applicable Rate at June 30, 2022 was 10.21%. For the three and six months ended June 30, 2023, the Company made interest payments of $0.3 million and $1.3 million, respectively, recorded in interest expense in the Unaudited Statements of Operations. For the three and six months ended June 30, 2022, the Company made interest payments of $0.8 million and $0.8 million, respectively, recorded in interest expense in the Unaudited Statements of Operations.

	June 30,	December 31,
($ in thousands)	2023	2022
Note payable (1)	$—	$31,050
Discount on note payable	—	(3,614)
Long-term note payable	$—	$27,436

(1) Balance includes $1.1 million final payment fee.

Amortization of the debt discount associated with the Term Loan was approximately $0.1 million for the three and six months ended June 30, 2023, respectively, and was recorded in interest expense in the Unaudited Statements of Operations. Amortization of the debt discount associated with the Term Loan was approximately $0.2 million for the three and six months ended June 30, 2022, respectively, and was recorded in interest expense in the Unaudited Statements of Operations.

In addition, the Term Loan was secured by a lien on substantially all of our assets other than certain intellectual property assets and certain other excluded collateral, and it contained a minimum liquidity covenant and other covenants that included among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors. The Company was not subject to the covenants of the Term Loan as of June 30, 2023. The Company was in compliance with all applicable covenants as of December 31, 2022.

Note 9 - Stockholders’ Equity

Reverse Stock Split

On March 3, 2023, the Board of Directors of the Company (the “Board”) unanimously adopted resolutions to approve and recommend stockholder approval of a form amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding Common Stock within a range of between 5-for-1 and 20-for-1 (with our Board being authorized to determine the exact ratio), with such reverse stock split to be effected at such time and date before January 31, 2024, if at all, as determined by the Board in its sole discretion (such reverse stock split, the “Reverse Stock Split” and such amendment, the “Amendment”). On March 3, 2023, the holders of a majority in voting power of issued and outstanding shares of our Common Stock and issued and outstanding shares of our Class A Preferred Stock, par value $0.0001 (together, the “Majority Holders”) approved the Amendment by written consent in lieu of a meeting (the “Written Consent”). On March 15, 2023, the Board selected the 15-for-1 reverse stock split ratio.

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

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of June 30, 2023, approximately $8.0 million of the 2020 S-3 remains available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of June 30, 2023, there have been no sales of securities under the 2021 S-3.

As of the filing of this Quarterly Report on Form 10-Q, the Company is subject to the general instructions on Form S-3 known as the “baby shelf rules,” which limit the amount of securities we can sell under our registration statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and “Risk Factors – We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.”

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

During the six months ended June 30, 2023, the Company issued zero shares of common stock under the Mustang ATM. During the six months ended June 30, 2022, the Company issued approximately 450,000 shares of common stock at an average price of $13.10 per share for gross proceeds of $5.9 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $1.2 million.

Pursuant to the Founders Agreement, the Company issued zero shares of common stock to Fortress for the six months ended June 30, 2023, under the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 11,906 shares of common stock to Fortress at a weighted average price of $26.67 per share for the six months June 30, 2022, and recorded 2,777 shares issuable to Fortress in connection with the shares issued under the Mustang ATM.

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

As of June 30, 2023, 301,317 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2023:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2022	76,112	$59.09	4.31
Outstanding at June 30, 2023	76,112	$59.09	3.81
Options vested and exercisable at June 30, 2023	47,570	$59.09	3.81

As of June 30, 2023, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock

The following table summarizes restricted stock award activities for the six months ended June 30, 2023:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2022	34,016	$22.20
Nonvested at June 30, 2023	34,016	$22.20

As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.3 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.8 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the six months ended June 30, 2023:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2022	165,912	$27.60
Granted	27,732	5.31
Forfeited	(32,025)	30.37
Vested	(32,143)	34.64
Nonvested at June 30, 2023	129,476	$20.39

As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $1.1 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2023, and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
General and administrative	$153	$208	$262	$355
Research and development (1)	(108)	442	18	959
Total stock-based compensation expense	$45	$650	$280	$1,314

(1) The credit in research and development stock-based compensation expense reflects the reversal of expense related to Restricted Stock Unit forfeitures during the three months ended June 30, 2023.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.  The Employee Stock Purchase Plan (“ESPP”) is compensatory and results in stock-based compensation expense. The ESPP was initially authorized in 2019 to sell up to 26,667 shares of authorized but unissued common stock. In June 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of authorized shares issuable by 40,000 shares. In addition, in June 2023, the Company’s stockholders approved an amendment to the ESPP to increase the number of authorized shares issuable thereunder by 400,000 for a total of 466,667 shares.

As of June 30, 2023, 51,709 shares have been purchased and 414,958 shares are available for future sale under the Company’s ESPP.

Warrants

A summary of warrant activities for the six months ended June 30, 2023, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2022	70,195	$22.80	8.29
Exercised	(93)	—	—
Outstanding as of June 30, 2023	70,102	$22.80	7.80

Upon the cashless exercise of warrants, the Company will issue new shares of common stock. In connection with the Term Loan, on March 4, 2022, the Company issued a warrant to the Lender to purchase 49,869 shares of the Company’s common stock with an exercise price of $12.03, see Note 8.

Note 10 – Net Loss per Share

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

	For the six months ended June 30,
	2023	2022
Warrants	70,102	70,428
Options	76,112	76,112
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	34,016	10,128
Unvested restricted stock units	129,476	164,887
Total	559,706	571,555

Note 11 – Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The Company is subject to US federal and state income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of Management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

Note 12 – Commitments and Contingencies

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

Leases

On June 14, 2022, the Company entered into a sublease agreement with The Paul Revere Life Insurance Company. Pursuant to the terms of the sublease lease agreement, the Company agreed to lease 26,503 square feet, located at One Mercantile Street, Worcester, MA (the “Mercantile Center”), through January 2030. The Company recorded a right of use asset and related operating lease liability of $2.2 million on the Unaudited Balance Sheet at the lease inception.

On July 18, 2023, the Company executed, with a retroactive Effective Date of June 15, 2023, a Third Amendment to Sublease (the “Third Amendment”), with the Paul Revere Life Insurance Company, pursuant to which the Company relocated from the 26,503 square feet of rentable space on the fourth floor of the Mercantile Center to 11,916 square feet of rentable space on the second floor of the Mercantile Center. As a result of the modification, the Company recorded an adjustment to its right of use asset and related operating lease liability of $1.0 million and $1.2 million, respectively, and $0.2 million gain on the modification of the sublease, which is recorded in Other Income in the Unaudited Statements of Operations.

The Company also leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026. The Company’s lease liabilities result from the lease of its Plantation Street Facility in Massachusetts, which expires in 2026, and its copiers, which expire in 2024. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At June 30, 2023, the Company had operating lease liabilities of $2.6 million and right of use assets of $1.7 million, which were included in the Unaudited Balance Sheet. At December 31, 2022, the Company had operating lease liabilities of $3.9 million and right of use assets of $2.9 million, which were included in the Unaudited Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Six Months Ended
	June 30,	June 30,
($ in thousands)	2023	2022
Lease cost
Operating lease cost	$395	$170
Variable lease cost	380	210
Total	$775	$380

	For the Six Months Ended
	June 30,	June 30,
($ in thousands)	2023	2022
Operating cash flows from operating leases	$132	$128
Gain on lease modification	$220	$—
Weighted-average remaining lease term – operating leases	4.9	6.3
Weighted-average discount rate – operating leases	9.1%	9.0%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Six months ended December 31, 2023	$266
Year ended December 31, 2024	723
Year ended December 31, 2025	774
Year ended December 31, 2026	702
Year ended December 31, 2027	269
Thereafter	577
Total	3,311
Less present value discount	(663)
Operating lease liabilities	$2,648

Note 13 – Subsequent Events

On May 18, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc. (“uBriGene”), pursuant to which the Company agreed to sell its leasehold interest in its cell processing facility located in Worcester, MA (the “Facility”) and associated assets relating to the manufacturing and production of cell and therapies at the Facility to uBriGene. The Company and uBriGene subsequently entered into Amendment No. 1, dated as of June 29, 2023, and Amendment No. 2, dated as of July 28, 2023, to the Asset Purchase Agreement (the Asset Purchase Agreement, as so amended, the “Amended Asset Purchase Agreement”). On July 28, 2023, pursuant to the terms and conditions of the Amended Asset Purchase Agreement, the Company completed the sale of all of the Company’s assets primarily relating to the Company’s operations primarily relating to the manufacturing and production of cell and gene therapies to uBriGene for a base consideration of $6.0 million. uBriGene will be obligated to pay to the Company a contingent amount of $5.0 million less certain severance obligations and payments payable in connection with the transfer of certain contracts related to the transferred assets, if the Company, within two years of the closing date, (i) completes an issuance of equity securities in an amount equal to or greater than $10.0 million after the closing and (ii) obtains consent of the landlord to the proposed lease transfer within two years of the closing date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q. Our financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are often indicated by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions, include, but are not limited to, any statements relating to our growth strategy and product development programs, including the Company’s expectations with respect to the consummation of the sale of its manufacturing facility, the timing of and our ability to make regulatory filings such as INDs and other applications and to obtain regulatory approvals for our product candidates, statements concerning the potential of therapies and product candidates, and any other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein.

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

CAR T Therapies

Our pipeline of CAR T therapies is being developed under exclusive licenses from several world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our academic partners and transfer the underlying technology to our or our contract manufacturer’s cell processing facility, in order to conduct our own clinical trials.

We are developing CAR T therapies for hematologic malignancies in partnership with COH targeting CD123 (MB-102) and CS1 (MB-104) and with Fred Hutch targeting CD20 (MB-106). In the first quarter of 2023, we decided to close out the MB-102 study as we do not have plans to enroll more patients in the foreseeable future. On May 18, 2023, the Company announced a series of changes resulting from a review of its portfolio of product candidates to determine the future strategy of its programs and the proper allocation of its resources. Following this review, the Company determined to discontinue development of its MB-102 (CD123), MB-103 (HER2), MB-104 (CS1) and MB-105 (PSCA) programs (such programs, the ”Discontinued Programs”), comprising a portion of the Company’s portfolio of CAR T therapies being developed by the Company in partnership with City of Hope.

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

MB-106 continues to generate promising preliminary safety and efficacy data in patients with B-cell malignancies, and the product profile of this autologous CD20-directed CAR T suggests a favorable profile to date compared to the currently-approved autologous CD19-directed CAR Ts. In 2023, Mustang Bio anticipates dose escalation in its multicenter, 3-arm Phase 1 trial and reporting response data from the Phase 1 portion of this trial in both the third and fourth quarters of the year.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

In April 2022, Mustang announced interim data from two ongoing investigator-sponsored Phase 1 clinical trials evaluating two clinical candidates, MB‐101 (IL13Rα2‐targeted CAR T cell therapy licensed from City of Hope) and MB-108 (herpes simplex virus type 1 oncolytic virus licensed from Nationwide Children’s Hospital) for the treatment of recurrent glioblastoma. All IND-enabling preclinical and manufacturing activities requested by the FDA in a Pre-IND Meeting have been completed, and Mustang expects to file an IND to support a Company-sponsored Phase 1 trial in 2023.

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

Gene Therapies

MB-107(Ex vivo LV Therapy for Newly Diagnosed X-linked Severe Combined Immunodeficiency (XSCID)) and MB-207(Ex vivo LV Therapy for Previously Transplanted XSCID)

In partnership with St. Jude, our XSCID gene therapy programs (MB-107 and MB-207) are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. This first-in-class ex vivo LV gene therapy has been utilized in two Phase 1/2 clinical trials involving two different autologous cell products: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude (LVXSCID-ND) and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”) (LVXSCID-OC).

On May 18, 2023, the Company announced that based on a review of the data from the investigator-sponsored clinical trials of the gene therapy for XSCID that has been licensed to the Company pursuant to the Exclusive License Agreement, dated as of August 2, 2018 (as amended, the “XSCID License Agreement”) by and between the Company and St. Jude, enrollment in these trials has been paused by the respective institutions. The Company awaits data from new investigator-sponsored trials to test a modified version of the current LV vector prior to initiating the Company’s sponsored trials. No safety concerns in the trials utilizing the current vector have been noted to date, and no insertional mutagenesis or malignancy has been detected in either of the two investigator-sponsored trials. However, the Company has decided to delay initiating its own sponsored trials out of an abundance of caution and expects to enter into an amendment to the XSCID License Agreement in order to modify applicable development milestones in accordance with the foregoing.

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

Recent Developments

Sale of Manufacturing Facility – Overview of Transaction

On May 18, 2023, the Company entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc., a Delaware corporation (“uBriGene”), pursuant to which the Company agreed to sell its leasehold interest in its cell processing facility located in Worcester, Massachusetts (the “Facility”), and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene (the “Transaction”). The Company and uBriGene subsequently entered into Amendment No. 1, dated as of June 29, 2023, and Amendment No. 2, dated as of July 28, 2023, to the Original Asset Purchase Agreement (the Original Asset Purchase Agreement, as so amended, the “Asset Purchase Agreement”).

On July 28, 2023 (the “Closing Date”), pursuant to the Asset Purchase Agreement, the Company completed the sale of all of the Company’s assets relating to the Company’s operations primarily relating to the manufacturing and production of cell and gene therapies at the Facility (such operations, the “Transferred Operations” and such assets, the “Transferred Assets”) to uBriGene for upfront consideration of $6 million cash (the “Base Amount”). The Transferred Assets that were transferred to uBriGene on the Closing Date include, but are not limited to: (i) the Company’s leases of equipment and other personal property and all other property, equipment, machinery, tools, supplies, inventory, fixtures and all other personal property primarily related to the Transferred Operations, (ii) the data, information, methods, quality management systems, and intellectual property primarily used for the purposes of the Transferred Operations, (iii) the records and filings, including customer and vendor lists, production data, standard operating procedures and business records relating to, used in or arising under the Transferred Operations and (iv) all transferrable business license, permits and approvals necessary to operate the Transferred Operations. As described in greater detail below, certain Transferred Assets, including the Company’s lease of the Facility and contracts that are primarily used in the Transferred Operations (the “Transferred Contracts”) did not transfer to uBriGene on the Closing Date.

Under the terms of the Asset Purchase Agreement, in addition to the Base Amount, uBriGene will be obligated to pay the Company a contingent amount (the “Contingent Amount”) if the Company, within two years from the Closing Date: (i) completes an issuance of equity securities in an amount equal to or greater than $10,000,000 after the closing (the “Contingent Capital Raise”) and (ii) obtains the consent of the landlord of the Facility to transfer the lease of the Facility to uBriGene (as discussed under “—Transfer of Lease of the Facility” below). If the Company is unable to close the full amount of the Contingent Capital Raise and/or does not receive the Landlord’s consent to the transfer the lease of the Facility to uBriGene within two years from the Closing Date, uBriGene will not be obligated to pay the Contingent Amount to the Company. The Contingent Amount to be paid to the Company upon the satisfaction of the conditions listed above will be an amount equal to $5,000,000 less (i) any severance payments or other monetary obligations to Company employees who support the Transferred Operations and who have accepted offers of employment with uBriGene that arise between the Closing Date and the date the lease transfers to uBriGene and (ii) any payments payable by the Company under Transferred Contracts in connection with the consummation of the Transaction, including any payments necessary to obtain third party consents.

Voluntary Notice to U.S. Committee on Foreign Investment in the United States

uBriGene is an indirect, wholly owned subsidiary of UBrigene (Jiangsu) Biosciences Co., Ltd., a Chinese contract development and manufacturing organization. Under the Asset Purchase Agreement, the Company and uBriGene agreed to use their reasonable best efforts to obtain clearance for the Transaction from the U.S. Committee on Foreign Investment in the United States (“CFIUS”), although obtaining such clearance was not a condition to closing the Transaction. In accordance with the Asset Purchase Agreement, the Company and uBriGene expect to file a joint voluntary Notice (the “Notice”) and then a formal Notice with CFIUS no later than August 31, 2023. After CFIUS accepts a formal Notice, CFIUS initiates a 45-day review to prepare an assessment of potential threats to U.S. national security and identify national security concerns and may conduct a subsequent 45-day investigation. At the end of this review or investigation period, if CFIUS determines there are no unresolved national security concerns, CFIUS will apprise the parties of its determination and conclude all action on the matter. If CFIUS identifies national security risks during the review or investigation period, CFIUS may identify and impose mitigation measures. Depending on the nature and severity of perceived national security risks identified during its investigation, CFIUS may, among other mitigation measures, require suspension of the Transaction, require uBriGene to divest the Facility or other assets relating thereto, forfeit contracts that CFIUS deems to be sensitive, or require appointment of special compliance personnel or a proxy board consisting of U.S. persons. If CFIUS determines to require mitigating measures with respect to the Transaction, then uBriGene must comply with such measures after the Closing Date.

Transfer of Lease of the Facility

The Asset Purchase Agreement contemplates that Mustang will seek to procure the consent and approval of the landlord of the Facility, WCS-377 Plantation Street, Inc. (the “Landlord”), of either (i) an assignment and assumption agreement to be executed by the Company and uBriGene pursuant to which uBriGene would assume the Company’s lease of the Facility or (ii) a new lease agreement by and between uBriGene and the Landlord with respect to the Facility on terms and conditions acceptable to uBriGene (the “Proposed Lease Transfer”). Because the Landlord had not consented to the Proposed Lease Transfer as of the Closing Date, the Company’s lease of the Facility did not transfer to uBriGene on the Closing Date.

The Landlord has informed the Company that it will not consider the Company’s request for the Proposed Lease Transfer until the Company receives the final determination letter from CFIUS (the “CFIUS Letter”) with respect to the Transaction and provides the Landlord with a reasonably detailed summary of the Company and uBriGene’s reaction to such final determination (the “Reaction Summary”). Upon the Landlord’s receipt of the CFIUS Letter and the Reaction Summary, the Landlord will have an additional thirty days to make its determination on the Proposed Lease Transfer. Under the Asset Purchase Agreement, the lease of the Facility is to be transferred to uBriGene within three business days following receipt of the Landlord’s consent to the Proposed Lease Transfer, if such consent is received. Unless and until the lease is transferred to uBriGene, Mustang will retain its facility lease and facility personnel, and will continue to occupy the leasehold premises and manufacture there its lead product candidates, including MB-106, pursuant to the arrangements described below under “Manufacturing Services Agreement and Sub-Contracting CDMO Agreement”.

uBriGene’s Right to Deliver a Repurchase Notice with Respect to the Transferred Assets

If the lease of the Facility is not assigned to uBriGene within 120 days following the Closing Date, and for so long as the lease has not been so assigned, uBriGene may deliver a notice to the Company indicating its intention to enter into good faith negotiations (the “Repurchase Notice”) to provide for the Company to repurchase the Transferred Assets, re-assume the transferred liabilities and resume all Transferred Operations for a repurchase price equal to the purchase price of the Transaction actually paid by uBriGene as of the repurchase date (“Repurchase Transaction”). Upon receipt of such Repurchase Notice, the Company and uBriGene have agreed to use their best commercial efforts to negotiate in good faith the terms of any such Repurchase Transaction.

Transferred Employees and Transferred Contracts

Under the Asset Purchase Agreement, uBriGene has agreed to (or cause one of its affiliates to) offer employment to no less than forty Company employees who support operations at the Facility on terms with base salary or hourly wages, target bonus opportunities (excluding equity-based compensation) and retirement and welfare benefits that are no less favorable than those provided by the Company immediately prior to the closing of the Transaction. Employees who receive and accept offers of employment from uBriGene are the “Transferred Employees.”

Because the lease of the Facility did not transfer to uBriGene on the Closing Date, the Transferred Employees and the Company’s rights in, to and under the Transferred Contracts also did not transfer to uBriGene on the Closing Date. Under the terms of the Asset Purchase Agreement, the Transferred Employees will become employees of uBriGene effective on the date that is 30 days following the completion of the Proposed Lease Transfer, and the Transferred Contracts will transfer to uBriGene on the date on which the Company and uBriGene confirm in writing that the Landlord has notified the Company or uBriGene of its consent to the Proposed Lease Transfer.

Manufacturing Services Agreement and Sub-Contracting CDMO Agreement

As contemplated by the Asset Purchase Agreement, on the Closing Date, the Company and uBriGene entered into a Manufacturing Services Agreement (the “Manufacturing Services Agreement”). Under the Manufacturing Services Agreement, the Company contracted uBriGene to manufacture the Company’s lead product candidates, including MB-106, and the Company committed to spend at least $8,000,000 over a period of two years after the closing of the Transaction to purchase manufacturing and related services (the “Manufacturing Services”) from uBriGene (the “Minimum Commitment”). The Company paid uBriGene 25% of the Minimum Commitment at the time of signing of the Manufacturing Services Agreement and will pay the remainder of the Minimum Commitment over the following two years. Subject to the Company’s payment of its Minimum Commitment, uBriGene will provide to the Company a manufacturing rebate, payable in cash at the end of the second year of the Manufacturing Services Agreement term, for any amounts paid for Manufacturing Services in excess of the Minimum Commitment (but in no event will such rebate exceed $3,000,000). In connection with the Manufacturing Services Agreement, the Company will provide uBriGene with the customary licenses to use intellectual property rights specific to the Company’s cell and gene therapies to the extent reasonably necessary for uBriGene’s performance under the Manufacturing Services Agreement.

In addition, as contemplated by the Asset Purchase Agreement, on the Closing Date, the Company and uBriGene entered into a sub-contracting Manufacturing Services Agreement (the “Sub-Contracting CDMO Agreement”), pursuant to which uBriGene contracted the Company to perform the Manufacturing Services to be performed by uBriGene under the Manufacturing Services Agreement and granted the Company a revocable, non-exclusive, royalty-free license to use the Transferred Assets in connection with the performance of such services. Under the terms of the Sub-Contracting CDMO Agreement, the Company will manufacture its lead product candidates, including MB-106 (the “Company CDMO Manufacturing Services”), and may from time to time manufacture other products as requested by uBriGene. Pursuant to the Sub-Contracting CDMO Agreement, the price to be paid by uBriGene in exchange for the Company CDMO Manufacturing Services  will be an amount equal to the sum of: (i) the base salary and hourly wages for the Transferred Employees for time spent performing the Company CDMO Manufacturing Services, (ii) the fees, payments, costs and expenses payable by the Company to third parties under any of the Transferred Contracts used to perform the CDMO Manufacturing Services (so long as such amounts are generally consistent with amounts paid by the Company under such Transferred Contracts immediately prior to the Closing Date and such amounts did not become payable as a result of a breach of, a default under, a termination, a cancellation or an acceleration of any right or obligation under the Transferred Contracts), and (iii) any other amounts approved in advance in writing by uBriGene. As of the date hereof, uBriGene has not informed the Company of any plans to request any manufacturing services under the Sub-Contracting CDMO Agreement, other than the Company CDMO Manufacturing Services. In addition, under the Sub-Contracting CDMO Agreement, the Company and uBriGene agreed to establish a joint steering committee comprising two representatives from each of the Company and uBriGene to review, discuss and decide on operational matters relating to the services to be performed by the Company under such agreement, including matters relating to expenses. In addition, the Company has agreed to permit uBriGene to locate up to three of uBriGene’s personnel at the Facility so as to participate in meetings of the joint steering committee and allow for in-person feedback and decision-marking regarding the services to be performed by the Company.

In addition to other customary termination events, in the event uBriGene delivers the Repurchase Notice, the Manufacturing Services Agreement and the Sub-Contracting CDMO Agreement will terminate upon the earlier of (i) the closing of the Repurchase Transaction or (ii) 60 days after the delivery of the Repurchase Notice.

The Company intends to expense manufacturing costs under the MSA and Sub-Contracting CDMO Agreement and account for reimbursed costs associated with the agreements as an offset to such expense.

Transition Services Agreement and Quality Services Agreement

On the Closing Date, the parties also entered into a Quality Services Agreement, pursuant to which the Company and uBriGene agreed to specified duties for each party with respect to the contract manufacture by uBriGene of the Company’s product candidates. The Quality Services Agreement sets forth the quality activities associated with the production, analysis, and release of such products and assigns responsibility for each activity to the Company and/or uBriGene. The Quality Services Agreement terminates upon the earlier of: (i) the date of expiration of the MSA or (ii) the date of termination of the MSA.

In addition, as contemplated by the Amended Asset Purchase Agreement, on the Closing Date, the Company and uBriGene entered into a Transition Services Agreement, which will become effective upon completion of the Proposed Lease Transfer (if such Proposed Lease Transfer is completed). Pursuant to the Transition Services Agreement, the Company will provide certain transitional services to uBriGene to ensure the smooth transition of operations and continuity of business for a period of six months after the effective date of the Transition Services Agreement, unless otherwise extended upon the mutual agreement of the Company and uBriGene.

Impact of Landlord Consent to the Proposed Lease Transfer on the Transaction

In the event the Landlord consents to the Proposed Lease Transfer, it is expected that the lease to the Facility and the Transferred Employees of the Facility will be transferred to uBriGene as described above, in accordance with the terms of the Asset Purchase Agreement. In addition, following receipt of the Landlord’s consent to the Proposed Lease Transfer (if such consent is received), the Sub-Contracting CDMO Agreement will be terminated no later than 30 days following completion of the Proposed Lease Transfer, following which uBriGene will commence the Manufacturing Services in connection with the Company’s lead product candidates, including MB-106, pursuant to the Manufacturing Services Agreement. If, however, the Landlord does not consent to the Proposed Lease Transfer the parties may mutually agree to extend the term of the Sub-Contracting CDMO Agreement indefinitely and uBriGene may continue to procure manufacturing services (including the Company CDMO Manufacturing Services) from the Company. In the event the Landlord does not consent to the Proposed Lease Transfer within 120 days of closing, uBriGene may deliver the Repurchase Notice to the Company, following which the parties will negotiate in good faith regarding the Repurchase Transaction. By their terms, the Manufacturing Services Agreement and the Sub-Contracting CDMO Agreement terminate upon the earlier of (i) the closing of the Repurchase Transaction or (ii) 60 days after the delivery of the Repurchase Notice.

Effect of the Transaction on Liquidity and Capital Resources

The Transaction, together with the Company’s decision to discontinue the Discontinued Programs and delay initiation of its own sponsored clinical trials in connection with MB-107 and MB-207, has reduced the Company’s operating expenses and ongoing cash expenditures. The Company currently expects that, even if it is not able to complete the Contingent Capital Raise and receive the Contingent Payment, it has sufficient cash to fund its operations and clinical trials as usual through the end of the fiscal year. In addition, the Company currently believes that, if the Company is able to complete the Contingent Capital Raise, obtain the Landlord’s consent to the Proposed Lease transfer and receive the Contingent Payment by the end of the first quarter of 2024, based on its current operating plan, it will have sufficient cash to fund its operations and clinical trials, through the second or third quarter of 2024, depending on the timing of certain expenses relating to clinical trials that are within the Company’s control. On the other hand, if the Company is not able to obtain the Landlord’s consent to the Proposed Lease Transfer, uBriGene delivers the Repurchase Notice and the Company completes the Repurchase Transaction, the Company will face significant difficulty in funding its operations in the short term and will need to pursue other options to reduce expenses. The Company continues to evaluate all of these potential outcomes and prepare to take actions to enable it to continue its operations and clinical trials. Under all scenarios, the Company will continue to require substantial additional funding in order to continue advancement of its preclinical and clinical product candidates. See “Risk Factors—Risks Related to Our Finances and Capital Requirements.”

Risks Relating to the Transaction

The Company is exposed to a number of risks and uncertainties relating to the Transaction. Please see “Risk Factors—Risks Relating to the Sale of the Company’s Manufacturing Facility” for a discussion of these risks and uncertainties.

Financing Activities

At-the-Market Offering

During the six months ended June 30, 2023, the Company issued zero shares of common under the Mustang ATM.

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

Accounting Pronouncements

During the six months ended June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Controlled Company Status

We are a majority-controlled subsidiary of Fortress. As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	For the three months ended June 30,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$10,836	$15,164	$(4,328)	(29)%
General and administrative	3,055	3,077	(22)	(1)%
Total operating expenses	13,891	18,241	(4,350)	(24)%
Loss from operations	(13,891)	(18,241)	4,350	(24)%

Other income (expense)
Other income	429	—	429	100%
Interest income	159	77	82	106%
Interest expense	(2,932)	(935)	(1,997)	214%
Total other expense	(2,344)	(858)	(1,486)	173%
Net Loss	$(16,235)	$(19,099)	$2,864	(15)%

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

For the three months ended June 30, 2023, and 2022, research and development expenses were $10.8 million and $15.2 million, respectively. The decrease of approximately $4.3 million is primarily due to decreased expenses of $1.4 million for clinical trial related expenses, $1.7 million for lab supplies, $0.4 million for plasmids and vectors, $0.6 million for stock compensation expenses and $0.3 million for consulting and outside services, partially offset by $0.1 million increase in employee related expenses.

We had no expenses related to research and development expenses for licenses acquired for the three months ended June 30, 2023, and 2022, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the three months ended June 30, 2023, and 2022, general and administrative expenses were $3.1 million and $3.1 million, respectively. General and administrative expenses remained consistent reflecting $0.4 million decreased consulting and outside services expense, partially offset by $0.4 million increased expenses for professional services.

Other Income or Expense

For the three months ended June 30, 2023, and 2022, other expense was $2.3 million and $0.8 million, respectively. The increase of approximately $1.5 million in expense is primarily attributed to $2.0 million increase in interest expense, partially offset by $0.1 million increase in interest income, $0.2 million increase in grant income, $0.2 million gain on the modification of the Mercantile Center lease.

Comparison of the Six Months Ended June 30, 2023 and 2022

	For the six months ended June 30,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$24,836	$31,453	$(6,617)	(21)%
General and administrative	5,376	6,426	(1,050)	(16)%
Total operating expenses	30,212	37,879	(7,667)	(20)%
Loss from operations	(30,212)	(37,879)	7,667	(20)%

Other income (expense)
Other income	780	—	780	100%
Interest income	612	150	462	308%
Interest expense	(4,108)	(1,165)	(2,943)	253%
Total other expense	(2,716)	(1,015)	(1,701)	168%
Net Loss	$(32,928)	$(38,894)	$5,966	(15)%

Research and Development Expenses

For the six months ended June 30, 2023, and 2022, research and development expenses were $24.8 million and $31.5 million, respectively. The decrease of approximately $6.6 million is primarily attributed to decreased expenses of $2.6 million for third party clinical trial costs, $2.2 million for lab supplies, $1.1 million for plasmid manufacturing costs, $0.9 million for stock based compensation and $0.8 million for consulting, offset by higher expenses of $0.5 million for outside services, $0.4 million for rent expense, and $0.1 million for personnel related expenses in connection with the advancement of our programs. Non-cash stock compensation expense included in research and development expense for the six months ended June 30, 2023, and 2022 approximated $18,000 and $1.0 million, respectively.

For the six months ended June 30, 2023, and 2022, research and development expenses for licenses acquired were zero, respectively.

General and Administrative Expenses

For the six months ended June 30, 2023, and 2022, general and administrative expenses were $5.4 million and $6.4 million, respectively. The decrease of approximately $1.0 million is primarily attributed to $0.9 million decrease for shares issued to Fortress, in connection with the equity fees paid on financings, $0.4 million for professional and outside services, $0.1 million for Management Services Agreement fee, and $0.2 million related to other expenses, partially offset by $0.6 million increase in professional services expenses. Non-cash stock compensation included in general and administrative expense for the six months ended June 30, 2023, and 2022 approximated $0.3 million and $1.3 million, respectively, a decrease of $1.0 million.

Other Income or Expense

For the six months ended June 30, 2023, and 2022, other expense was $2.7 million and $1.0 million, respectively. The increase of approximately $1.7 million in expense is primarily attributed to the loss recognized for the extinguishment of debt of $2.8, partially offset by $0.5 million increase in grant income, $0.4 million increase in interest income, and $0.2 million gain recognized on the modification of the Mercantile Center lease.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, the Company had an accumulated deficit of $362.3 million.

The Company has funded its operations to date primarily through the sale of equity and its Term Loan. On April 11, 2023, we repaid the Term Loan, see Note 8 to the Financial Statements. The Company expects to continue to use the proceeds from its other previous financing transactions primarily for general corporate purposes, including financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2023, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these financial statements. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

During the three and six months ended June 30, 2023, the Company amended the Mercantile Center lease, which resulted in a decrease to the right of use asset and corresponding lease liability, see Note 12. There were no other material changes in our contractual obligations and commitments, as described in our 2022 Form 10-K.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

	For the six months ended June 30,
($ in thousands)	2023	2022
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(30,200)	$(33,864)
Investing activities	(34)	(1,640)
Financing activities	(30,287)	33,255
Net change in cash, cash equivalents and restricted cash	$(60,521)	$(2,249)

Operating Activities

Net cash used in operating activities was $30.2 million for the six months ended June 30, 2023, compared to $33.9 million for the six months ended June 30, 2022.

Net cash used in operating activities for the six months ended June 30, 2023, was primarily due to approximately $32.9 million in net loss and $1.8 million change in operating assets and liabilities, partially offset by $0.3 million of non-cash stock compensation expenses, $1.3 million of depreciation, $2.8 million due to the loss on extinguishment of debt, and $0.1 million from other operating activities.

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

Investing Activities

Net cash used in investing activities was $34,000 for the six months ended June 30, 2023, compared to $1.6 million for the six months ended June 30, 2022, which represented purchases of fixed assets.

Financing Activities

Net cash used in financing activities was $30.3 million during the six months ended June 30, 2023, driven by the payment of the Term Loan, partially offset by $0.1 million raised from the issuance of the Company’s common shares in connection with the ESPP.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $362.3 million as of June 30, 2023. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

As of June 30, 2023, our cash and cash equivalents were $15.4 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended June 30, 2023 are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

In addition, in order to address our current funding constraints, we may be required to further revise our business plan and strategy, which may result in us (i) further curtailing, delaying or discontinuing more of our research or development programs or the commercialization of any product candidates, (ii) selling certain of our assets and/or (iii) may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. Such actions measures may become necessary whether or not we are able to raise additional capital. As a result, our business, financial condition, and results of operations could be materially affected.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of June 30, 2023, we had $16.1 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

As of the date of our Annual Report on Form 10-K, filed with the SEC on March 30, 2023, our public float was less than $75 million. As a result, for sales following the date of our Annual Report on Form 10-K, and until we again have a public float with a value in excess of $75 million, if ever, we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then commercialize such product candidates. Most of our product candidates are currently in early stage clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently have no drug products for sale, currently generate no revenues from sales of any drug products and may never be able to develop or commercialize a marketable product.

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

We have concentrated much of our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidates in particular. Because CAR T is a relatively new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including, but not necessarily limited to:

●	obtaining regulatory approval from the FDA and other regulatory authorities that may have very limited experience with the commercial development of genetically modified T cell therapies for cancer;
●	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
●	conditioning patients with chemotherapy in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our products;
●	educating medical personnel regarding the potential side effect profile of each of our products;
●	developing processes for the safe administration of these products, including long-term follow-ups for all patients who receive our product candidates;
●	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;
●	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;
●	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and
●	developing therapies for types of cancers beyond those addressed by our current product candidates.

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

Public concern regarding the safety of drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling or require us to undertake other activities that may entail additional costs.

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

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Therapeutic Products (“OTP”) within the Center for Biologics Evaluation and Research (“CBER”), to consolidate the review of gene therapy and related products, and to advise the CBER on its review. The FDA can put an IND on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s Institutional Review Board (“IRB”) and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials. Forces beyond our control, including the continuing effects of the COVID-19 pandemic, could disrupt the global supply chain and impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture our product candidates. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our drugs, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business or the business of our partners. The U.S. government has shut down several times, including for 35 days beginning in December 2018, and certain regulatory agencies, such as the FDA, have had to furlough nonessential FDA employees and stop routine activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the timing of our or our partners’ development process may be delayed, which could result in delayed milestone revenues and materially harm our operations or business.

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

Risks Relating to Sale of the Company’s Manufacturing Facility

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, on May 18, 2023, the Company entered into an Asset Purchase Agreement, as amended on June 29, 2023, and July 28, 2023, and certain related agreements with uBriGene relating to the Transaction. The following discussion of risks relating to the Transaction uses certain capitalized terms that are defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and the following discussion of risks should be read together with such discussion of the Transaction.

We may be unable to complete the Transaction as anticipated if the Committee on Foreign Investment in the United States (“CFIUS”) determines to implement mitigating measures, including the potential divestment of some or all of the Transferred Assets by uBriGene; any such mitigating measures may limit our ability to realize the anticipated cost savings of the sale of the Facility and may have a material adverse effect on our financial condition.

Pursuant to the Amended Asset Purchase Agreement, uBriGene and the Company agreed to cause their respective affiliates to use their reasonable best efforts to obtain clearance for the Transaction from CFIUS, although obtaining such clearance was not a condition to closing the Transaction. The Company and uBriGene expect to file a joint voluntary Notice and then a formal Notice with CFIUS no later than August 31, 2023. After CFIUS accepts the formal Notice, CFIUS will initiate a 45-day review to prepare an assessment of potential threats to U.S. national security and identify national security concerns related to the Transaction and may conduct a subsequent 45-day investigation. At the end of this review or investigation period, if CFIUS determines there are no unresolved national security concerns, it will apprise the parties of is determination and conclude all action on the matter. If CFIUS identifies national security risks during the review or investigation period, CFIUS may identify and impose mitigation measures. Depending on the nature and severity of perceived national security risks identified during its investigation, CFIUS may, among other mitigation measures, require suspension of the Transaction, require uBriGene to divest some or all of the Transferred Assets, forfeit contracts CFIUS deems to be sensitive, or require appointment of special compliance personnel or a proxy board consisting of U.S. Persons.

If CFIUS requires uBriGene to divest the Transferred Assets, uBriGene is not required to sell the Transferred Assets back to us, and uBriGene could elect to sell the Transferred Assets to a third-party purchaser. If uBriGene sells the Transferred Assets to a third-party purchaser, the manufacturing and production of the Company’s lead product candidate may be disrupted. Under the terms of the MSA, uBriGene will manufacture the Company’s lead product candidate, including MB-

106, upon the completion of the sale of the Facility. Pursuant to the Sub-Contracting CDMO Agreement, the Company will perform the manufacturing services to be performed by uBriGene under the MSA until the sale of the Facility is completed in exchange for an amount equal to the Company’s operating costs associated with the Company CDMO Manufacturing Services.

If uBriGene sells the Transferred Assets to a third-party purchaser, there can be no assurance that such third-party purchaser will continue to contract with the Company for the Company CDMO Manufacturing Services. Any third-party purchaser of the Transferred Assets may not be willing to contract with the Company to provide Company CDMO Manufacturing Services. In addition, a third-party purchaser may not be able to comply with cGMP or similar regulatory requirements related to the production of our lead product candidates or otherwise may not be able to provide manufacturing services on quality and timeliness standards that are acceptable to us. In either such case, the manufacturing of the Company’s lead product candidate may need to be transferred to an unknown CDMO and may be at risk of delays, disruptions or quality issues, any of which could significantly and adversely affect supplies of our lead product candidate and our ability to conduct clinical trials and receive regulatory approval.

If CFIUS requires uBriGene to divest the Transferred Assets and uBriGene sells the Transferred Assets back to the Company, the Company will incur significant costs associated with the repurchase and continued operation of the Facility. In addition to the payment of the repurchase price of the Facility, the Company will cease to be reimbursed by uBriGene for the Company CDMO Manufacturing Services and, as a result, will experience substantially increased expenses in connection with operating the Facility and manufacturing its lead product candidate, which could materially adversely affect the Company’s results of operations, financial condition, prospects and ability to operate as a going concern.

The Company’s ability to receive the Contingent Amount from uBriGene is subject to receipt of the Landlord’s consent to the Proposed Lease Transfer and its ability to raise additional capital; if we do not receive such consent from the Landlord and/or are unable to raise the requisite amount of capital, we will not receive the full purchase price for the Transaction which may have a material adverse effect on our financial condition.

Pursuant to the Asset Purchase Agreement, in addition to the base purchase price paid to the Company upon closing of the Transaction, uBriGene will also pay a Contingent Amount to the Company as consideration of the Transaction once the Company (i) completes an issuance of equity securities in an amount equal to or greater than $10,000,000 (the “Contingent Capital Raise”) and (ii) obtains the consent of the Landlord to the Proposed Lease Transfer. If the Company is unable to close the full amount of the Contingent Capital Raise and/or does not receive the Landlord’s consent to the Proposed Lease Transfer within two years from the Closing Date, uBriGene will no longer be obligated to pay the Contingent Amount to the Company.

If we do not receive the Contingent Amount our business, prospects, financial condition, results of operation and ability to operate as a going concern will be materially and adversely affected, and we may be required to implement further cost reduction strategies.

If the Landlord does not consent to the Proposed Lease Transfer and the lease of the Facility is not transferred to uBriGene within 120 days of the Closing Date, we may be obligated to negotiate the Company’s repurchase of the Facility from uBriGene in good faith; if the Company negotiates and completes the Repurchase Transaction with respect to the Transferred Assets, it will incur significant costs associated with the continued operation of the Facility and the production of its lead product candidates, which will limit our ability to realize the anticipated cost savings of the Transaction and may have a material adverse effect on the Company’s financial condition.

The Landlord has informed the Company that it will not consider the Proposed Lease Transfer until the Company receives a final determination letter regarding clearance for the Transaction from CFIUS and provides the Landlord with the Reaction Summary. The Landlord will have an additional thirty business days to make its determination on the Proposed Lease Transfer following its receipt of the CFIUS Letter and the Reaction Summary.

Based on the expected timeline for CFIUS to complete its review and investigation of the Transaction, and the Landlord’s stated timeline to make a determination with respect to the Proposed Lease Transfer, the Landlord is not expected to inform the Company of its decision until November 28, 2023, at the earliest. In addition, there can be no assurance that the

Landlord will consent to the Proposed Lease Transfer, regardless of CFIUS’s final determination with respect to the Transaction. If the Landlord does not consent to the Proposed Lease Transfer, (i) uBriGene may provide the Company with the Repurchase Notice, obligating the Company to enter into good faith negotiations for the Repurchase Transaction, and (ii) the Company will not receive the Contingent Amount from uBriGene in connection with the Transaction.

In the event the lease of the Facility is not transferred to uBriGene within 120 days of the Closing Date, and for so long as the lease has not been transferred, uBriGene may deliver the Repurchase Notice to the Company, indicating its intention to enter into good faith negotiations to provide for the Company to repurchase the Transferred Assets, re-assume the transferred liabilities and resume all Transferred Operations. The repurchase price for the Repurchase Transaction is equal to the purchase price of the Transaction actually paid by uBriGene as of the repurchase date. Upon receipt of such notice, uBriGene and the Company have agreed to use their best commercial efforts to negotiate in good faith the terms of any such Repurchase Transaction.

uBriGene may decide to deliver the Repurchase Notice for a variety of reasons, including, if it determines it cannot effectively market its services as a CDMO on a sub-contracted basis through the Company, or if it decides for any other reason to sell the Transferred Assets. If uBriGene delivers the Repurchase Notice and the parties negotiate and complete the Repurchase Transaction, the Company will be unable to recover any of the expenses incurred in connection with the negotiation and execution of the Repurchase Transaction. In addition, the MSA and the Sub-Contracting CDMO Agreement terminate upon the earlier of (i) the closing of the Repurchase Transaction or (ii) 60 days after the delivery of the Repurchase Notice. Upon the termination of the MSA and the Sub-Contracting CDMO Agreement, the Company will experience significantly increased operating expenses in connection with the operation of the Facility and the manufacture of its lead product candidates which would materially adversely affect the Company’s results of operations, financial condition, prospects and ability to operate as a going concern.

Any negotiations in connection with the Repurchase Transaction may also divert the attention of the management of the Company instead of enabling it to more fully pursue other opportunities that could be beneficial to the Company without realizing any of the benefits, and cost-savings, of having completed the Transaction as originally contemplated.

Despite their agreement to use their best commercial efforts to negotiate in good faith, the parties may be unable to successfully negotiate the Repurchase Transaction if uBriGene provides the Company with the Repurchase Notice, and the manufacture of the Company’s lead product candidates may be disrupted or delayed.

Despite the parties’ agreement to use their best commercial efforts to negotiate in good faith the terms of the Repurchase Transaction, if uBriGene provides the Company with the Repurchase Notice, there can be no assurances as to the outcome of these negotiations. If we are unable to complete such negotiations to our satisfaction or the satisfaction of uBriGene, our financial condition may be adversely affected. The MSA and the Sub-contracting CDMO Agreement terminate upon the earlier of (i) the closing of the Repurchase Transaction or (ii) 60 days after the delivery of the Repurchase Notice. If the parties are unable to successfully negotiate and close the Repurchase Transaction within 60 days of delivery of the Repurchase Notice, the Company will not have access to the Transferred Assets and may be unable to produce its lead product candidates, which could adversely impact the Company’s future clinical trials.

The Landlord may object to the sale of the Transferred Assets to uBriGene and/or our performance under the Sub-Contracting CDMO Agreement and could initiate a lawsuit to enjoin our sale of the Transferred Assets to uBriGene or our performance under the Sub-Contracting CDMO Agreement, which could be expensive and time-consuming and may prevent us from realizing the intended benefits of the Transaction.

Although we believe we are entitled, under the terms of the lease of the Facility, to sell manufacturing equipment, operate as a CDMO and provide manufacturing services related to the Company’s lead product candidate pursuant to terms of the Sub-Contracting CDMO Agreement, there can be no assurances that the Landlord will not object to the sale of the Transferred Assets to uBriGene and use of the Facility under the Sub-Contracting CDMO Agreement. The Landlord could file a lawsuit to enjoin the sale of the Transferred Assets or our performance under the Sub-Contracting CDMO Agreement.

Even if resolved in our favor, any such litigation (or actions preceding or in anticipation of litigation) relating to the sale of the Transferred Assets to uBriGene or the Sub-Contracting CDMO Agreement may cause us to incur significant expenses and could distract our management from their normal responsibilities. In addition, if we are unsuccessful in any such litigation, we may not be able to complete the Transaction, or we may be enjoined from performing under the Sub-Contracting CDMO Agreement, which could jeopardize the manufacturing and production of our lead product candidate and result in delays or quality issues that could adversely impact future clinical trials. Any such litigation could also significantly increase our operating losses and we may not have sufficient financial or other resources to conduct such litigation adequately.

If the members of the Joint Steering Committee are unable to agree on matters pertaining to the Company CDMO Manufacturing Services, the manufacture and supply of the Company’s lead product candidate may be adversely impacted.

Pursuant to the Sub-Contracting CDMO Agreement, during the term of the Sub-Contracting CDMO Agreement, the Company and uBriGene have agreed to establish a joint steering committee comprising of two representatives from each of the Company and uBriGene (the “Joint Steering Committee”). The Joint Steering Committee will review, discuss and decide on operational matters relating to the Company CDMO Manufacturing Services to be performed by the Company.

If the Joint Steering Committee is unable to reach agreement and is deadlocked with regards to matters within its oversight of the Company CDMO Manufacturing Services, the Company may experience difficulties meeting quality standards and production timelines for its Company CDMO Manufacturing Services. If the Joint Steering Committee is deadlocked, the Company may incur additional costs and uncertainties until any such impasse is resolved, which may have an adverse effect on the Company’s operations. Any clinical trial, regulatory approval or development progress could be significantly delayed or halted, or the deadlock could result in time-consuming litigation or arbitration and could have a negative impact on our business. Any of the above discussed scenarios could adversely affect the timing and extent of the development activities related to our lead product candidate, which could negatively impact our business.

In addition, pursuant to the Sub-Contracting Agreement, the Company has agreed to permit uBriGene to locate up to three of uBriGene’s personnel at the Facility (each a “Person-in-Plant” and together, the “Persons-in-Plant”) so as to participate in meetings of the Joint Steering Committee and allow for in-person feedback and decision-making regarding the Company CDMO Manufacturing Services. The presence of the Persons-in-Plant at the Facility may distract our technical personnel from their normal responsibilities and ongoing business operations. Any production delays or disruptions or quality issues that result from such distraction could adversely affect our clinical trials and regulatory approvals.

If the sale of the Facility is fully consummated, we will rely on uBriGene for the manufacture of our lead product candidates, which may subject us to additional manufacturing risks, any of which could substantially increase our costs and limit the supply of our lead product candidates and any future products.

If we obtain a favorable determination from CFIUS and the Landlord approves the transfer of the lease, then the lease of the Facility and the Transferred Employees will transfer to uBriGene, the Sub-Contracting CDMO Agreement will terminate, and uBriGene will provide all manufacturing services related to the manufacture of the Company’s lead product candidates, including MB-106, pursuant to the Manufacturing Services Agreement. As a result, if the sale of the Facility is fully consummated, the Company will rely entirely on uBriGene for the manufacture and production of its lead product candidates, which exposes the Company to risks to which it would not be subject if the Company manufactured its product candidates itself, including risks related to the reliance on third parties for the availability of drug product to use in our clinical trials and for regulatory compliance and quality assurance, the possibility of breach of the Manufacturing Services Agreement by uBriGene because of factors beyond our control (including a failure to manufacture our product candidates in accordance with our specifications) and the possibility of termination or nonrenewal of the Manufacturing Services Agreement by uBriGene, based on its own business priorities, at a time that is costly or damaging to us. Under this arrangement, the eventual success or commercial viability of our lead product candidate will depend in large part on uBriGene’s performance under the Manufacturing Services Agreement.

The manufacture of our product candidates is complex, highly regulated and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. As a result, our reliance on uBriGene as a third-party manufacturer exposes us to the following risks:

●	uBriGene has little to no experience with manufacturing our product candidates and, therefore may experience production delays, quality issues or require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates;
●	uBriGene may be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical needs;
●	uBriGene may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
●	uBriGene may not perform as agreed, may not devote sufficient resources to our product candidates, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by uBriGene in the manufacturing process for our product candidates;
●	Raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
●	uBriGene may have unacceptable or inconsistent product quality success rate and yields; and
●	uBriGene may experience supply chain difficulties or other business continuity issues beyond its control such as fires, floods, earthquakes, hurricanes, epidemics, quarantines, wars, civil unrest, strikes or other governmental action.

Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA or other regulatory authorities, result in higher costs or adversely impact development of our lead product candidate.

The Company may incur substantial expenses related to the Transaction and the completion of the sale of the Facility.

The Company may incur substantial expenses, in addition to the legal, financial advisory, accounting and other costs the Company has already incurred, in completing the Transaction and the sale of the Facility. While the Company has assumed that a certain level of expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the expenses relating to the completion of the Transaction and the sale of the Facility. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Transaction could, particularly in the near term, reduce the savings that the Company expects to achieve from the reduction in expenses following the sale of the Facility and could impact the Company’s business and operations. In addition, any significant diversion of our management’s attention away from our ongoing business and day-to-day operations due to the pending completion of the sale of the Facility may adversely affect our financial condition and results of operations.

Certain key personnel may choose to depart the Company upon the completion of or shortly after the completion of the sale of the Facility, and any loss of key personnel may materially adversely affect the future business and operations of the Company and the Company’s ability to realize the anticipated benefits of the Transaction.

The Company’s ability to maintain its competitive position depends on the efforts and abilities of its senior executives and key employees. Finding suitable replacements for senior executives and key employees can be difficult, expensive and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. The risk of departure of such key personnel may be heightened in the event the Joint Steering Committee experiences any deadlock. If, despite efforts to retain key personnel at the Company, any key personnel depart or fail to continue employment as a result of the Transaction, the loss of the services of such personnel and their experience and knowledge could adversely affect the Company’s business, results of operations, strategic relationships, financial condition and prospects and the successful ongoing operation of its business.

Our strategic pivot to focus on our lead product candidate, MB-106, and our disposal of non-core assets, including the Facility, may not result in the anticipated cost savings, could result in total costs and expenses that are greater than expected, could make it more difficult to retain qualified personnel and may significantly disrupt our operations, each of which could have a material adverse effect on our business.

In May of 2023, we conducted a review of our portfolio products to refine the strategy of our programs and the proper allocation of the Company’s resources. In connection with this portfolio review, we (i) discontinued development of our MB-102 (CD123), MB-103 (HER2), MB-104 (CS1) and MB-105 (PSCA) programs and terminated the associated license agreements; (ii) reduced our workforce by approximately 14%; and (iii) entered into the Transaction with uBriGene regarding the sale of the Facility and further reduction of our workforce for a cumulative reduction of approximately 82%. The reprioritization of our portfolio products and the actions described above have been disruptive to our daily operating activities and resulted in a shift in focus of our business.

There can be no assurance that our divesture of these programs and assets, including the Facility, will be successful or that the cost savings realized from the Transaction and the other arrangements described above will result in sufficient savings for us to continue our business. We may not realize in full the anticipated benefits, savings and improvements in our reallocation of resources due to unforeseen difficulties, delays, disruptions or unexpected costs. The costs of disposing of the assets may exceed the cost savings we generate. Any cost-savings measures we implement, including further workforce reductions, may distract remaining employees from our business, cause unplanned employee attrition, reduce employee morale and productivity, disrupt our disclosure controls and procedures and internal control over financing reporting, yield other unanticipated consequences and damage our reputation.

There can be no assurance that our focus on MB-106 will be successful, result in advance of a proprietary drug product or yield any revenue in the future. The drug development process is expensive and can take many years to complete, and its outcome is inherently uncertain. We may suffer significant additional setbacks in focusing on our MB-106 program and may never become profitable. Any of these factors could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated May 18, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on May 22, 2023).*

2.2

First Amendment to Asset Purchase Agreement, dated June 29, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 30, 2023).

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

10.1

Amendment No. 2 to the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on June 23, 2023).

10.2

Second Amendment to Sublease, dated April 27, 2023, between the Company and The Paul Revere Life Insurance Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on July 20, 2023).

10.3

Third Amendment to Sublease, dated June 15, 2023, between the Company and The Paul Revere Life Insurance Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (file No. 001-38191) filed with SEC on July 20, 2023).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

*Portions of this Exhibit have been omitted pursuant to Item 601(b)(1)(iv) of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 14, 2023	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eliot Lurier
Eliot Lurier
Interim Chief Financial Officer
(Principal Financial Officer)