Form 10-Q
period 2023-09-30
MUSTANG BIO, INC.
filed 2023-11-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of November 10, 2023
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	8,371,805

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$9,562	$75,656
Other receivables - related party	—	36
Prepaid expenses and other current assets	4,026	3,160
Total current assets	13,588	78,852

Property, plant and equipment, net	3,502	8,440
Fixed assets - construction in process	—	951
Restricted cash	750	1,000
Other assets	1,083	261
Operating lease right-of-use asset, net	1,644	2,918
Total Assets	$20,567	$92,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,708	$13,731
Payables and accrued expenses - related party	1,005	766
Operating lease liabilities - short-term	453	612
Total current liabilities	14,166	15,109

Deferred income	270	270
Note payable, long-term, net	—	27,436
Operating lease liabilities - long-term	2,122	3,334
Total Liabilities	16,558	46,149

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively
Class A common shares, 845,385 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common shares, 7,451,015 and 7,100,111 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	11
Common stock issuable, 6,987 and 187,134 shares as of September 30, 2023 and December 31, 2022, respectively	4	1,109
Additional paid-in capital	376,359	374,522
Accumulated deficit	(372,355)	(329,369)
Total Stockholders’ Equity	4,009	46,273
Total Liabilities and Stockholders’ Equity	$20,567	$92,422

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$9,477	$15,419	$34,313	$46,872
Research and development – licenses acquired	50	40	50	40
Gain on the sale of property and equipment	(1,351)	—	(1,351)	—
General and administrative	2,131	3,389	7,507	9,815
Total operating expenses	10,307	18,848	40,519	56,727
Loss from operations	(10,307)	(18,848)	(40,519)	(56,727)

Other income (expense)
Other income	138	669	918	669
Interest income	115	216	727	366
Interest expense	(4)	(1,034)	(4,112)	(2,199)
Total other income (expense)	249	(149)	(2,467)	(1,164)
Net Loss	$(10,058)	$(18,997)	$(42,986)	$(57,891)

Net loss per common share outstanding, basic and diluted	$(1.23)	$(2.42)	$(5.29)	$(7.61)

Weighted average number of common shares outstanding, basic and diluted	8,171,582	7,850,208	8,131,191	7,608,309

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2023
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2023	250,000	$—	845,385	$—	7,320,444	$1	$—	$376,009	$(362,297)	$13,713
Issuance of common shares under ESPP	—	—	—	—	34,869	—	—	90	—	90
Stock-based compensation expenses	—	—	—	—	43,822	—	—	100	—	100
Fractional share adjustment	—	—	—	—	—	—	—	—	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	51,880	—	—	160	—	160
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	—	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	—	(10,058)	(10,058)
Balances at September 30, 2023	250,000	$—	845,385	$—	7,451,015	$1	$4	$376,359	$(372,355)	$4,009

	For the Nine Months Ended September 30, 2023
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2022	250,000	$—	845,385	$—	7,100,111	$11	$1,109	$374,522	$(329,369)	$46,273
Issuance of common shares - Founders Agreement	—	—	—	—	187,134	—	(1,109)	1,109	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	51,880	—	—	160	—	160
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	—	—	4	—	—	4
Issuance of common shares under ESPP	—	—	—	—	47,511	—	—	178	—	178
Stock-based compensation expenses	—	—	—	—	65,919	—	—	380	—	380
Exercise of warrants	—	—	—	—	93	—	—	—	—	—
Reverse Split (15:1)	—	—	—	—	—	(10)	—	10	—	—
Fractional share adjustment	—	—	—	—	(1,633)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(42,986)	(42,986)
Balances at September 30, 2023	250,000	$—	845,385	$—	7,451,015	$1	$4	$376,359	$(372,355)	$4,009

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2022	250,000	$—	845,385	$—	6,967,413	$10	$28	$372,708	$(290,738)	$82,008
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	75,001	—	—	709	—	709
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	4,179	1	(24)	42	—	19
Issuance of common shares under ESPP	—	—	—	—	11,570	—	—	90	—	90
Stock-based compensation expenses	—	—	—	—	37,022	—	—	496	—	496
Net loss	—	—	—	—	—	—	—	—	(18,997)	(18,997)
Balances at September 30, 2022	250,000	$—	845,385	$—	7,095,185	$11	$4	$374,045	$(309,735)	$64,325

	For the Nine Months Ended September 30, 2022
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	250,000	$—	845,385	$—	6,238,866	$9	$4,329	$359,906	$(251,844)	$112,400
Issuance of common shares - Founders Agreement	—	—	—	—	169,107	—	(4,212)	4,212	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	525,206	2	—	6,498	—	6,500
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	16,084	—	(113)	279	—	166
Issuance of common shares under ESPP	—	—	—	—	22,056	—	—	206	—	206
Stock-based compensation expenses	—	—	—	—	60,204	—	—	1,810	—	1,810
Issuance of common shares - Equity fee on RWG debt	—	—	—	—	63,662	—	—	750	—	750
Issuance of warrants for RWG debt	—	—	—	—	—	—	—	384	—	384
Net loss	—	—	—	—	—	—	—	—	(57,891)	(57,891)
Balances at September 30, 2022	250,000	$—	845,385	$—	7,095,185	$11	$4	$374,045	$(309,735)	$64,325

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(42,986)	$(57,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on at-the-market offering to Fortress Biotech	—	165
Common shares issuable - Equity fee on at-the-market offering to Fortress Biotech	4	—
Issuance of common shares - Equity fee on note payable to Fortress Biotech	—	750
Research and development - licenses acquired	50	40
Stock-based compensation expenses	380	1,810
Depreciation expense	1,576	1,995
Amortization of debt discount	118	328
Reduction in the carrying amount of operating lease right-of-use assets	286	202
Loss on disposal of property and equipment	—	255
Gain on sale of property and equipment	(1,351)	—
Loss on extinguishment of debt	2,796	—
Gain on lease modification	(220)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,688)	(970)
Other receivables - related party	36	17
Accounts payable and accrued expenses	(1,299)	4,316
Payable and accrued expenses - related party	239	(571)
Lease liabilities	(163)	(223)
Net cash used in operating activities	(42,223)	(49,777)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(50)	(40)
Proceeds from the sale of property and equipment	6,000	127
Purchase of fixed assets	(34)	(2,619)
Net cash provided by (used in) investing activities	5,916	(2,532)

Cash Flows from Financing Activities:
Payment of debt	(30,375)	—
Proceeds from issuance of common shares - at-the-market offering	163	6,622
Offering costs for the issuance of common shares -at-the-market offering	(3)	(123)
Proceeds from debt issuance	—	30,000
Fees paid on the issuance of debt	—	(2,650)
Proceeds from issuance of common shares under ESPP	178	206
Net cash (used in) provided by financing activities	(30,037)	34,055

Net change in cash, cash equivalents and restricted cash	(66,344)	(18,254)
Cash, cash equivalents and restricted cash, beginning of the period	76,656	110,618
Cash, cash equivalents and restricted cash, end of the period	$10,312	$92,364

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,340	$1,803

Supplemental disclosure of noncash activities:
Fixed assets (acquired but not paid)	$—	$21
Issuance of common shares - Founders Agreement	$1,109	$4,212
Note payable final payment fee (incurred but not paid)	$—	$1,050
Issuance of warrants - note payable	$—	$384
Lease liabilities arising from obtaining right-of-use assets	$—	$2,176

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, the Company had an accumulated deficit of $372.4 million.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Balance Sheets to the Unaudited Statements of Cash Flows for the nine months ended September 30, 2023, and 2022:

	September 30,
($ in thousands)	2023	2022
Cash and cash equivalents	$ 9,562	$ 91,364
Restricted cash	750	1,000
Total cash, cash equivalents and restricted cash	$ 10,312	$ 92,364

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 30, 2023.

Recently Issued Accounting Standards

As of September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and nine months ended September 30, 2023 and 2022, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements in the Unaudited Statements of Operations pursuant to the terms of this agreement:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
City of Hope National Medical Center
CD123	$23	$63	$23	$165
IL13Rα2	180	192	817	654
CS1	—	187	188	287
HER2	—	691	—	1,233
PSCA	—	27	44	77
Fred Hutchinson Cancer Center - CD20	142	132	1,239	978
St. Jude Children's Research Hospital - XSCID	(106)	184	528	402
LUMC - RAG1 SCID	125	92	349	357
Mayo Clinic	—	269	551	731
Total	$364	$1,836	$3,739	$4,884

CD123 (MB-102) Clinical Research Support Agreement

Beginning in February 2017, the Company was party to a clinical research support agreement for the CD123-directed CAR T program (the “CD123 CRA”) with City of Hope National Medical Center (“COH” or “City of Hope”) whereby, the Company has agreed to contribute approximately $0.1 million per patient in connection with the ongoing investigator-initiated study. In May 2023, the Company determined to discontinue development of its MB-102 program and terminated the associated CRA and license.

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

CS1 (MB-104) Clinical Research Support Agreement

Beginning in June 2020, the Company was party to a clinical research and support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved for MB-104, whereby the Company has agreed to reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $2.2 million. In May 2023, the Company determined to discontinue development of its MB-104 program and terminated the associated CRA and license.

HER2 (MB-103) Clinical Research Support Agreement

Beginning in September 2020, the Company was party to a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma” for MB-103. Under the terms of the agreement the Company will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $3.0 million. In May 2023, the Company determined to discontinue development of its MB-103 program and terminated the associated CRA and license.

PSCA (MB-105) Clinical Research Support Agreement

Beginning in October 2020, the Company was party to a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1 Study to Evaluate PSCA-Specific Chimeric Antigen Receptor (CAR)-T Cells for Patients with Metastatic Castration Resistant Prostate Cancer” for MB-105. The Company has agreed to reimburse COH for costs associated with this trial not to exceed $2.3 million. The agreement will expire upon the delivery of a final study report or earlier. Since inception, the Company has reimbursed COH $0.5 million. In May 2023, the Company determined to discontinue development of its MB-105 program and terminated the associated CRA and license.

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

Since July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Center (“Fred Hutch”), the Company has been party to an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, the Company agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million, which includes $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. In January 2022, the CD20 CTA was amended to include additional funding of $2.2 million increasing the total payment obligation of the Company in connection with the CD20 CTA not to exceed $9.3 million. Since inception, the Company has reimbursed Fred Hutch $8.4 million.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

Since June 2020, the Company has been party to a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked severe combined immunodeficiency (“XSCID”), whereby the Company will continue to reimburse St. Jude for costs incurred in connection with this trial. Since inception, the Company has reimbursed St. Jude $3.5 million.

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

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In connection with the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three and nine months ended September 30, 2023 and 2022, respectively, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended September 30, 2023 and 2022, the Company recorded expense of $0.1 million and $0.2 million, respectively, related to the MSA. For the nine months ended September 30, 2023 and 2022, the Company recorded expense of $0.4 million and $0.8 million, respectively, related to this agreement.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the nine months ended September 30, 2023, the Company recorded approximately $4,000 of common stock issuable to Fortress under the Founders Agreement.  For the three months ended September 30, 2023 and 2022, the Company recorded expense of approximately $4,000 and $18,000, respectively, in general and administrative expenses related to these shares. For the nine months ended September 30, 2023 and 2022, the Company recorded expense of approximately $4,000 and $0.9 million, respectively, in general and administrative expenses related to these shares.

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

Note 5 – Sale of Property and Equipment

On May 18, 2023, the Company entered into an Asset Purchase Agreement with uBriGene (Boston) Biosciences, Inc. (“uBriGene”), as amended by a first amendment thereto, dated as of June 29, 2023, and further amended by a second amendment thereto, dated as of July 28, 2023,  pursuant to which the Company has agreed, subject to the terms and conditions therein, to sell its leasehold interest in its cell processing facility located in Worcester, Massachusetts (the “Facility”) and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene. As a result of this agreement, the Company classified the related equipment as assets held for sale in our unaudited balance sheet at June 30, 2023. On July 28, 2023, the Company completed the sale of the assets relating to the manufacturing and production of cell and gene therapies at the Facility.

In connection with the sale of such assets, the Company received base proceeds of $6.0 million for the assets and lab supplies on-hand as of the transaction date. Based on the fair value of the consideration received and the relative fair value allocation of the consideration, the Company recorded a gain of $1.4 million in the Unaudited Statements of Operations, for the three and nine months ended September 30, 2023. The Company recorded approximately $0.3 million of the consideration as deferred income, which will be recognized upon the transfer of the lease. The Company will record adjustments to the fair value of the potential future consideration each reporting period, prospectively.

Note 6 – Property, Plant and Equipment

At September 30, 2023, and December 31, 2022, property, plant and equipment consisted of the following:

	Estimated Useful	September 30,	December 31,
($ in thousands)	Life (in years)	2023	2022
Computer equipment	3	$—	$145
Furniture and fixtures	5	—	370
Machinery and equipment	5	—	8,632
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	—	951
Total property, plant and equipment		7,694	17,792
Less: accumulated depreciation		(4,192)	(8,401)
Property, plant and equipment, net		$3,502	$9,391

Depreciation expense for the three months ended September 30, 2023, and 2022, was approximately $0.3 million and $0.7 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Depreciation expense for the nine months ended September 30, 2023, and 2022, was approximately $1.6 million and $2.0 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Note 7 - Accounts Payable and Accrued Expenses

At September 30, 2023, and December 31, 2022, accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2023	2022
Accounts payable	$5,498	$6,833
Accrued research and development	3,671	2,782
Accrued compensation	2,641	3,468
Other	898	648
Total accounts payable and accrued expenses	$12,708	$13,731

Note 8 – Notes Payable

On April 11, 2023, the Company’s long-term debt facility with Runway Growth Finance Corp. (the “Term Loan”) was terminated upon receipt by Runway of a payoff amount of $30.7 million from the Company comprised of principal, interest and the applicable final payment amount. The loss on extinguishment was recorded in interest expense in the Unaudited Statements of Operations. For the three and nine months ended September 30, 2023 and 2022, the Company recorded the following components in interest expense:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$—	$887	$1,188	$1,883
Amortization of Debt Discount	—	143	118	304
Loss on Extinguishment	—	—	2,794	—
Other	4	4	12	12
Total Interest Expense	$4	$1,034	$4,112	$2,199

The Company entered into the Term Loan on March 4, 2022. Under the Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million fundable if the Company achieved certain predetermined milestones.

The Term Loan accrued interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate would not be less than 9.25%. On December 7, 2022, the Company entered into the First Amendment (the “First Amendment”) to the Loan Agreement by and between the Company and Runway. The First Amendment amended certain definitions and other provisions of the Loan Agreement to replace LIBOR-based benchmark rates applicable to loans outstanding under the Loan Agreement with SOFR-based rates, subject to adjustments as specified in the First Amendment. The Applicable Rate at September 30, 2022 was 11.69%. For the three and nine months ended September 30, 2023, the Company made interest payments of zero and $1.3 million, respectively, recorded in interest expense in the Unaudited Statements of Operations. For the three and nine months ended September 30, 2022, the Company made interest payments of $0.8 million and $1.8 million, respectively, recorded in interest expense in the Unaudited Statements of Operations.

	September 30,	December 31,
($ in thousands)	2023	2022
Note payable (1)	$—	$31,050
Discount on note payable	—	(3,614)
Long-term note payable	$—	$27,436

(1) Balance includes $1.1 million final payment fee.

Amortization of the debt discount associated with the Term Loan was approximately $0.1 million for the nine months ended September 30, 2023, and was recorded in interest expense in the Unaudited Statements of Operations. Amortization of the debt discount associated with the Term Loan was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, and was recorded in interest expense in the Unaudited Statements of Operations.

In addition, the Term Loan was secured by a lien on substantially all of our assets other than certain intellectual property assets and certain other excluded collateral, and it contained a minimum liquidity covenant and other covenants that included among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors. The Company was not subject to the covenants of the Term Loan as of September 30, 2023. The Company was in compliance with all applicable covenants as of December 31, 2022.

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

Registration Statements

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. As of September 30, 2023, approximately $7.8 million of the 2020 S-3 remained available for sales of securities.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of September 30, 2023, there have been no sales of securities under the 2021 S-3. On October 30, 2023, the Company closed a registered direct offering pursuant to which it issued and sold approximately $4.4 million of securities under the 2021 S-3, see Note 13.

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

During the nine months ended September 30, 2023, the Company issued approximately 52,000 shares of common stock at an average price of $3.15 for gross proceeds of $0.2 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $3,000. During the nine months ended September 30, 2022, the Company issued approximately 525,000 shares of common stock at an average price of $12.61 per share for gross proceeds of $6.6 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million.

Pursuant to the Founders Agreement, the Company issued zero shares of common stock to Fortress for the nine months ended September 30, 2023 and recorded 1,297 shares issuable to Fortress under the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 13,131 shares of common stock to Fortress at a weighted average price of $13.56 per share for the nine months ended September 30, 2022, under the Mustang ATM.

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

As of September 30, 2023, 287,606 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2023:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2022	76,112	$59.09	4.31
Outstanding at September 30, 2023	76,112	$59.09	3.56
Options vested and exercisable at September 30, 2023	47,570	$59.09	3.56

As of September 30, 2023, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2023:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2022	34,016	$22.20
Granted	36,230	6.90
Vested	(5,540)	46.20
Nonvested at September 30, 2023	64,706	$11.59

As of September 30, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.4 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the nine months ended September 30, 2023:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2022	165,912	$27.60
Granted	29,732	5.13
Forfeited	(46,172)	27.93
Vested	(43,372)	32.82
Nonvested at September 30, 2023	106,100	$19.03

As of September 30, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.7 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
General and administrative	$119	$194	$381	$549
Research and development (1)	(19)	302	(1)	1,261
Total stock-based compensation expense	$100	$496	$380	$1,810

(1) The credit in research and development stock-based compensation expense reflects the reversal of expense related to Restricted Stock Unit forfeitures during the three and nine months ended September 30, 2023.

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

As of September 30, 2023, 86,578 shares have been purchased and 380,089 shares are available for future sale under the Company’s ESPP.

Warrants

A summary of warrant activities for the nine months ended September 30, 2023, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2022	70,195	$22.80	8.29
Exercised	(93)	—	—
Outstanding as of September 30, 2023	70,102	$22.80	7.55

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

	For the nine months ended September 30,
	2023	2022
Warrants	70,102	70,195
Options	76,112	76,112
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	64,706	34,016
Unvested restricted stock units	106,100	164,600
Total	567,020	594,923

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

The Company also leases office space and copiers under agreements classified as operating leases that expire on various dates through 2026. The Company’s lease liabilities result from the lease of its Plantation Street Facility in Massachusetts, which expires in 2026, and its copiers, which expire in 2024. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At September 30, 2023, the Company had operating lease liabilities of $2.6 million and right of use assets of $1.6 million, which were included in the Unaudited Balance Sheet. At December 31, 2022, the Company had operating lease liabilities of $3.9 million and right of use assets of $2.9 million, which were included in the Unaudited Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2023	2022
Lease cost
Operating lease cost	$592	$414
Variable lease cost	544	293
Total	$1,136	$707

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2023	2022
Operating cash flows from operating leases	$395	$362
Gain on lease modification	$220	$—
Weighted-average remaining lease term – operating leases	4.7	6.3
Weighted-average discount rate – operating leases	9.1%	9.1%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Six months ended December 31, 2023	$134
Year ended December 31, 2024	722
Year ended December 31, 2025	774
Year ended December 31, 2026	702
Year ended December 31, 2027	269
Thereafter	578
Total	3,179
Less present value discount	(604)
Operating lease liabilities	$2,575

Note 13 – Subsequent Events

On October 26, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) 920,000 shares of its common stock, $0.0001 par value per share, at a price per share of $1.70 and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,668,236 shares of its common stock, at a price per Pre-funded Warrant equal to $1.699, the price per Share, less $0.001. The Pre-funded Warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full.

The Pre-funded Warrants were sold, in lieu of shares of Common Stock, to the Investor whose purchase of shares of Common Stok in the Registered Offering would otherwise result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Investor’s option upon issuance 9.99%) of the Company’s outstanding common stock immediately following the consumption of the Registered Offering. The Pre-funded Warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full.

The Registered Offering closed on October 30, 2023. The Company intends to use the net proceeds from the Registered Offering for general corporate purposes and working capital requirements, which may include, among other things, the advancement of its product candidates to obtain regulatory approval from the FDA.

In a concurrent private placement, pursuant to the terms of the Purchase Agreement, the Company also agreed to issue and sell unregistered warrants (the “Warrants”) to purchase up to 2,588,236 shares of its common stock, at an offering price of $0.125 per Warrant to purchase one share of common stock (the “Private Placement” and, together with the Registered Offering, the “Offerings”) (which offering price is included in the purchase price per Share or Pre-funded warrant). The Warrants have an exercise price of $1.58 per share (subject to customary adjustments as set forth in the Warrants), are exercisable upon issuance and will expire five and one-half years from the date of issuance. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

The Private Placement also closed on October 30, 2023, concurrently with the Registered Offering. The Company received approximately $4.4 million in gross proceeds from the Offerings, before deducting placement agency fees and offering expenses of approximately $0.5 million.

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

We are developing a CAR T therapy for hematologic malignancies in partnership with Fred Hutch targeting CD20 (MB-106). On May 18, 2023, the Company announced a series of changes resulting from a review of its portfolio of product candidates to determine the future strategy of its programs and the proper allocation of its resources. Following this review, the Company determined to discontinue development of its MB-102 (CD123), MB-103 (HER2), MB-104 (CS1) and MB-105 (PSCA) programs (such programs, the ”Discontinued Programs”), comprising a portion of the Company’s portfolio of CAR T therapies being developed by the Company in partnership with City of Hope.

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

In August 2023, Mustang Bio announced the first data from the indolent lymphoma cohort of its company-sponsored multicenter clinical trial, demonstrating clinical responses as well as safety and efficacy consistent with the ongoing Phase 1/2 Fred Hutch-sponsored clinical trial. The multicenter study data showed substantial clinical benefit in four of four patients with relapsed or refractory indolent non-Hodgkin lymphoma (“NHL”) at the starting dose of 3.3 x 106 CAR-T cells/kg, a dose comparable to that employed for the majority of the indolent lymphoma patients in the Fred Hutch trial. The multicenter data also showed persistence of CAR-T cells at 6+ months and favorable safety data, with only Grade 1 cytokine release syndrome reported to date in each of the 4 patients and no immune effector cell-associated neurotoxicity syndrome of any grade reported in any patient. Two patients with follicular lymphoma had complete response by both PET-CT and bone marrow, one of whom had been previously treated with a CD19-directed CAR-T. A third patient, with a diagnosis of Waldenstrom macroglobulinemia (“WM”), who had nine prior treatments and high disease burden, achieved a very good partial response characterized by complete metabolic response by PET-CT, morphologic clearance of lymphoma in bone marrow, and resolution of the IgM monoclonal protein. The fourth patient, with a diagnosis of hairy cell leukemia variant, who had been heavily transfusion dependent, continued to have stable disease with decreased disease in his bone marrow and achieved complete transfusion independence, which was ongoing at six plus months. Following treatment of these four indolent NHL patients, the Safety Review Committee unanimously approved dose escalation in the indolent lymphoma cohort to the second and final dose level of 1.0 x 107 CAR-T cells/kg.

On November 2, 2023, the Company announced that interim Phase 1/2 data from its multicenter clinical trial have been selected for presentation at the 65th American Society of Hematology Annual Meeting taking place December 8 through 12, 2023. This presentation will summarize results from all patients enrolled in the indolent lymphoma cohort treated at the starting dose level, as well as all patients in that cohort treated at the second and final dose level who have had their initial 28-day follow-up evaluation for safety and efficacy.

In the first quarter of 2024, the Company expects to receive FDA feedback in and End-of-Phase 1 Meeting on its strategy to conduct a non-randomized registrational multicenter trial in relapsed or refractory WM. In mid-2024, the Company expects to treat the first patient in that trial, with top-line data anticipated in 2026. In 2025, the Company expects to initiate a non-randomized registrational multicenter trial in patients with diffuse large B-cell lymphoma who have relapsed from previous treatment with a CD19-directed CAR-T.

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

On October 26, 2023, the Company announced that the FDA accepted its IND application for MB-109 for the treatment of recurrent glioblastoma (“GBM”) and high-grade astrocytoma. The Company plans to initiate a Phase 1 multicenter clinical trial at City of Hope and the University of Alabama at Birmingham (“UAB”) to assess the safety, tolerability and efficacy of MB-109 in adult patients with recurrent GBM and high-grade astrocytomas that express IL13Rα2 on the surface of the tumor cells in 2024.

In Vivo CAR T Platform Technology

Mustang is collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. In 2024, the Mayo Clinic expects to publish in vivo proof-of-concept data in a mouse model of cancer in a major scientific journal, and Mustang plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified.

Gene Therapies

MB-117 (Ex vivo LV Gene Therapy for Newly Diagnosed X-linked Severe Combined Immunodeficiency (XSCID)) and MB-217 (Ex vivo LV Gene Therapy for Previously Transplanted XSCID)

In partnership with St. Jude, our XSCID gene therapy programs (MB-117 and MB-217) are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. St. Jude’s first-in-class ex vivo LV gene therapy has been utilized in two Phase 1/2 clinical trials involving two different autologous cell products produced via transduction of patients’ hematopoietic stem cells using a predecessor LV vector. These cell products were designated MB-107 and MB-207, and the respective Phase 1/2 clinical trials were: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude (LVXSCID-ND) and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”) (LVXSCID-OC).

Going forward, this predecessor LV vector will be replaced by a modified LV vector which will be used to produce the MB-117 and MB-217 cell products. St Jude has informed the Company that it intends to initiate a new Phase 1 trial in newly diagnosed infants using MB-117, and the NIH has informed the Company that it intends to initiate a new Phase 1 trial in previously transplanted patients using MB-217, each in 2024.

LUMC License

MB-110, a first-in-class ex vivo treatment for RAG1 SCID, is currently being evaluated at LUMC in a Phase 1/2 multicenter clinical trial in Europe. In 2022 the first patient was treated without any complications, after which the patient developed a functioning immune system which responded well to the standard vaccinations for newborns. In 2024 we expect that additional centers will be added and that additional patients will be enrolled.

Recent Developments

Sale of Manufacturing Facility – Overview of Transaction

As previously disclosed, on May 18, 2023, the Company entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc., a Delaware corporation (“uBriGene”), pursuant to which the Company agreed to sell its leasehold interest in its cell processing facility located in Worcester, Massachusetts (the “Facility”), and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene (the “Transaction”). The Company and uBriGene subsequently entered into Amendment No. 1, dated as of June 29, 2023, and Amendment No. 2, dated as of July 28, 2023, to the Original Asset Purchase Agreement (the Original Asset Purchase Agreement, as so amended, the “Asset Purchase Agreement”).

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

Under the terms of the Asset Purchase Agreement, in addition to the Base Amount, uBriGene will be obligated to pay the Company a contingent amount (the “Contingent Amount”) if the Company, within two years from the Closing Date: (i) completes an issuance of equity securities in an amount equal to or greater than $10,000,000 after the closing (the “Contingent Capital Raise”) and (ii) obtains the consent of the landlord of the Facility to transfer the lease of the Facility to uBriGene (as discussed under “—Transfer of Lease of the Facility” below). As of November 14, 2023, the Company has completed issuances of equity securities for proceeds totaling approximately $4.6 million following the Closing Date. If the Company is unable to close the full amount of the Contingent Capital Raise and/or does not receive the Landlord’s consent to the transfer the lease of the Facility to uBriGene within two years from the Closing Date, uBriGene will not be obligated to pay the Contingent Amount to the Company. The Contingent Amount to be paid to the Company upon the satisfaction of the conditions listed above will be an amount equal to $5,000,000 less (i) any severance payments or other monetary obligations to Company employees who support the Transferred Operations and who have accepted offers of employment with uBriGene that arise between the Closing Date and the date the lease transfers to uBriGene and (ii) any payments payable by the Company under Transferred Contracts in connection with the consummation of the Transaction, including any payments necessary to obtain third party consents.

Voluntary Notice to U.S. Committee on Foreign Investment in the United States

uBriGene is an indirect, wholly owned subsidiary of UBrigene (Jiangsu) Biosciences Co., Ltd., a Chinese contract development and manufacturing organization. Under the Asset Purchase Agreement, the Company and uBriGene agreed to use their reasonable best efforts to obtain clearance for the Transaction from the U.S. Committee on Foreign Investment in the United States (“CFIUS”), although obtaining such clearance was not a condition to closing the Transaction. In accordance with the Asset Purchase Agreement, the Company and uBriGene previously submitted a voluntary notice to CFIUS.

Following an initial 45-day review period and subsequent 45-day investigation period, on November 13, 2023, CFIUS requested Mustang and uBriGene to withdraw and re-file their joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction, and whether and to what extent mitigation of risk would be feasible. Upon CFIUS’s request, Mustang and uBriGene submitted a request to withdraw and re-file their joint voluntary notice to CFIUS, and on November 13, 2023, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period commencing on November 14, 2023, which may be followed by a further 45-day investigation period.

At the completion of its review and, if applicable, investigation, if CFIUS determines there are no unresolved national security concerns, CFIUS will apprise the parties of its determination and conclude all action on the matter. Alternatively, CFIUS may identify and impose mitigation measures. Depending on the nature and severity of perceived national security risks identified, CFIUS may, among other mitigation measures, require suspension of the Transaction, require uBriGene to divest the Facility or other assets relating thereto, forfeit contracts that CFIUS deems to be sensitive, or require appointment of special compliance personnel or a proxy board consisting of U.S. persons. If CFIUS determines to require mitigating measures with respect to the Transaction, then uBriGene must comply with such measures although the Closing Date has already occurred.

Mustang and uBriGene have been and will continue to be actively engaged with CFIUS, and they remain fully committed to obtaining clearance from CFIUS and completing the full transfer of the Facility to uBriGene. There can be no assurance, however, that CFIUS will ultimately provide clearance with respect to the Transaction, or what mitigating measures may be required in order to obtain such clearance.

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

The Landlord has informed the Company that it will not consider the Company’s request for the Proposed Lease Transfer until the Company receives the final determination letter from CFIUS (the “CFIUS Letter”) with respect to the Transaction and provides the Landlord with a reasonably detailed summary of the Company and uBriGene’s reaction to such final determination (the “Reaction Summary”). Upon the Landlord’s receipt of the CFIUS Letter and the Reaction Summary, the Landlord will have an additional thirty business days to make its determination on the Proposed Lease Transfer. Assuming CFIUS concludes its action with respect to the Transaction at the completion of the initial 45-day review period, and the Company and uBriGene deliver the CFIUS Letter and Reaction Summary to the landlord the following day, then the landlord would be expected to deliver its decision regarding the Proposed Lease Transfer by February 12, 2024.  If CFIUS does not conclude its action with respect to the Transaction until the end of its 45-day review followed by a 45-day investigation, and the Company and uBriGene deliver the CFIUS letter and Reaction Summary to the landlord the following day, then the landlord would be expected to deliver its decision regarding the Proposed Lease Transfer by March 26, 2024.

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

Based on the expected timeline for CFIUS to complete its review and investigation of the Transaction, and the Landlord’s stated timeline to make a determination with respect to the Proposed Lease Transfer, the Company anticipates that the Proposed Lease transfer will not be completed by November 25, 2023, which is the date falling 120 days after the Closing Date. As a result, it is expected that, commencing on November 26, 2023, and for so long as the lease has not been transferred, uBriGene may deliver the Repurchase Notice to the Company.

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

The Company intends to expense manufacturing costs under the MSA and Sub-Contracting CDMO Agreement and account for reimbursed costs associated with the agreements as an offset to such expense. For the three and nine months ended September 30, 2023, the Company expensed $1.7 million of manufacturing costs under the MSA and received $2.5 million for reimbursed costs associated with the Sub-Contracting CDMO agreement.

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

Financing Activities

Registered Direct Offering

On October 26, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) 920,000 shares of common stock, $0.0001 par value per share, at a price per Share of $1.70 and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,668,236 shares of its common stock, at a price per Pre-funded Warrant equal to $1.699, the price per Share, less $0.001.

The Pre-funded Warrants were sold, in lieu of shares of common stock, to the Investor whose purchase of shares of common stock in the Registered Offering would otherwise result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Investor’s option upon issuance, 9.99%) of the Company’s outstanding common stock immediately following the consumption of the Registered Offering. The Pre-funded Warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full.

The Registered Offering closed on October 30, 2023. The Company intends to use the net proceeds from the Registered Offering for general corporate purposes and working capital requirements, which may include, among other things, the advancement of its product candidates to obtain regulatory approval from the FDA.

In a concurrent private placement, pursuant to the terms of the Purchase Agreement, the Company also agreed to issue and sell unregistered warrants (the “Warrants”) to purchase up to 2,588,236 shares of Common Stock, at an offering price of $0.125 per Warrant to purchase one share of common stock (the “Private Placement” and, together with the Registered Offering, the “Offerings”) (which offering price is included in the purchase price per Share or Pre-funded warrant). The Warrants have an exercise price of $1.58 per share (subject to customary adjustments as set forth in the Warrants), are exercisable upon issuance and will expire five and one-half years from the date of issuance. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

The Private Placement also closed on October 30, 2023, concurrently with the Registered Offering. The Company received approximately $4.4 million in gross proceeds from the Offerings, before deducting placement agency fees and offering expenses of approximately $0.5 million.

At-the-Market Offering

During the nine months ended September 30, 2023, the Company issued approximately 52,000 shares of common stock at an average price of $3.15 for gross proceeds of $0.2 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $3,000.

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

Accounting Pronouncements

During the nine months ended September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	For the three months ended September 30,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$9,477	$15,419	$(5,942)	(39)%
Research and development – licenses acquired	50	40	10	25%
Gain on sale of property and equipment	(1,351)	—	(1,351)	100%
General and administrative	2,131	3,389	(1,258)	(37)%
Total operating expenses	10,307	18,848	(8,541)	(45)%
Loss from operations	(10,307)	(18,848)	8,541	(45)%

Other income (expense)
Other income	138	669	(531)	(79)%
Interest income	115	216	(101)	(47)%
Interest expense	(4)	(1,034)	1,030	(100)%
Total other income (expense)	249	(149)	398	(267)%
Net Loss	$(10,058)	$(18,997)	$8,939	(47)%

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

For the three months ended September 30, 2023 and 2022, research and development expenses were $9.5 million and $15.4 million, respectively. The decrease of approximately $5.9 million is primarily attributed to decreased expenses of $3.2 million for personnel related costs, which includes approximately $1.5 million of costs reimbursed through the subcontracting agreement with uBriGene, $1.2 million for lab supplies, which includes approximately $0.5 million of costs reimbursed through the subcontracting agreement with uBriGene, $3.1 million for program related expenses, primarily reflecting the Company’s review of its portfolio of product candidates, $0.6 million for facility and deprecation expenses, which includes approximately $0.2 million of costs reimbursed through the subcontracting agreement with uBriGene, partially offset by higher expenses of $1.6 million for services provided by uBriGene and $0.6 million for other expenses.

For the three months ended September 30, 2023, and 2022, research and development expenses for licenses acquired were $50,000 and $40,000, respectively.

The following table provides a breakout of the components of research and development expenses for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30,
($ in thousands)	2023	2022
R&D program related expenses (1)
MB-102	$394	$839
MB-106	92	225
MB-107/207	(389)	285
MB-109	356	249
MB-110	125	129
Mayo in situ CAR T	6	212
All others (2)	30	1,784
Total R&D development expense	614	3,723
R&D personnel related expenses	1,826	4,988
R&D facility and depreciation expense	398	1,034
R&D consulting expenses	819	889
R&D lab supplies	2,520	3,746
R&D other expense (3)	3,300	1,039
Total research and development expense	$9,477	$15,419

(1) Includes sponsored research, license and clinical trial related costs.

(2) Includes costs for long-term follow up and programs that were terminated.

(3) Includes services provided by uBriGene under the manufacturing services agreement.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the three months ended September 30, 2023, and 2022, general and administrative expenses were $2.1 million and $3.4 million, respectively. The decrease of approximately $1.3 million is primarily attributed to a $0.3 million decrease in legal expenses, substantially all of which were transaction expenses related to the sale of property and equipment to uBriGene, a $0.4 million decrease in consulting and outside services, a $0.2 million decrease in personnel costs, and a $0.4 million decrease across various other general and administrative expenses.

Other Income or Expense

For the three months ended September 30, 2023, and 2022, other income (expense) was $0.2 million and $(0.1) million, respectively. The decrease of approximately $0.3 million in expense is primarily attributed to a $1.0 million decrease in interest expense, partially offset by a $0.5 million decrease in grant income and a $0.1 million decrease in interest income.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	For the nine months ended September 30,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$34,313	$46,872	$(12,559)	(27)%
Research and development – licenses acquired	50	40	10	25%
Gain on sale of property and equipment	(1,351)	—	(1,351)	100%
General and administrative	7,507	9,815	(2,308)	(24)%
Total operating expenses	40,519	56,727	(16,208)	(29)%
Loss from operations	(40,519)	(56,727)	16,208	(29)%

Other income (expense)
Other income	918	669	249	37%
Interest income	727	366	361	99%
Interest expense	(4,112)	(2,199)	(1,913)	87%
Total other income (expense)	(2,467)	(1,164)	(1,303)	112%
Net Loss	$(42,986)	$(57,891)	$14,905	(26)%

Research and Development Expenses

For the nine months ended September 30, 2023, and 2022, research and development expenses were $34.3 million and $46.9 million, respectively.

The decrease of approximately $12.6 million is primarily attributed to decreased expenses of $4.0 million for employee related costs, which includes approximately $1.5 million of costs reimbursed through the subcontracting agreement with uBriGene, $4.5 million for lab supplies, which includes approximately $0.5 million of costs reimbursed through the subcontracting agreement with uBriGene, $4.6 million for program related costs, primarily reflecting the Company’s review of its portfolio of product candidates, $0.8 million for consulting and $0.3 million of other research and development expenses, partially offset by higher expenses of $1.6 million for services provided by uBriGene. Non-cash stock compensation expense included in research and development expense for the nine months ended September 30, 2023, and 2022 approximated $(1,000) and $1.3 million, respectively.

For the nine months ended September 30, 2023, and 2022, research and development expenses for licenses acquired were $50,000 and $40,000, respectively.

The following table breaks out the components of research and development expenses for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
($ in thousands)	2023	2022
R&D program related expenses (1)
MB-102	$505	$1,106
MB-106	3,026	2,564
MB-107/207	(862)	976
MB-109	945	516
MB-110	309	395
Mayo in situ CAR T	588	712
All others (2)	648	3,492
Total R&D development expense	5,159	9,761
R&D personnel related expenses	11,541	15,517
R&D facility and depreciation expense	2,463	2,712
R&D consulting expenses	2,750	3,615
R&D lab supplies	7,573	12,116
R&D other expense (3)	4,827	3,151
Total research and development expense	$34,313	$46,872

(1) Includes sponsored research, license and clinical trial related costs.

(2) Includes costs for long-term follow up and programs that were terminated.

(3) Includes services provided by uBriGene under the manufacturing services agreement.

General and Administrative Expenses

For the nine months ended September 30, 2023, and 2022, general and administrative expenses were $7.5 million and $9.8 million, respectively. The decrease of approximately $2.3 million is primarily attributed to $0.9 million decrease for shares issued to Fortress, in connection with the equity fees paid on financings, $0.6 million for professional and outside services, $0.4 million for consulting, $0.3 million for personnel related costs, $0.2 million for Management Services Agreement fee and $0.2 million across various other expenses, partially offset by $0.3 million increase in legal expense, which includes approximately $1.0 million of transaction expenses related to the sale of property and equipment to uBriGene. Non-cash stock compensation included in general and administrative expense for the nine months ended September 30, 2023, and 2022 approximated $0.4 million and $1.5 million, respectively.

Other Income or Expense

For the nine months ended September 30, 2023, and 2022, other expense was $2.5 million and $1.2 million, respectively. The increase of approximately $1.3 million in expense is primarily attributed to the loss recognized for the extinguishment of debt of $2.8 million, partially offset by $0.9 million decrease in interest expense, $0.4 million increase in interest income, and $0.2 million gain recognized on the modification of the Mercantile Center lease.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, the Company had an accumulated deficit of $372.4 million.

The Company has funded its operations to date primarily through the sale of equity and its Term Loan. On April 11, 2023, we repaid the Term Loan, see Note 8 to the Financial Statements. On October 30, 2023, the Company completed a registered direct offering of (i) 920,000 shares of its common stock, at a price per share of $1.70 and (ii) Pre-funded Warrants to purchase up to 1,668,236 shares of its common stock, at a price per Pre-funded Warrant equal to $1.699. In a concurrent private placement, the Company also issued and sold unregistered Warrants to purchase up to 2,588,236 shares of its common stock, at an offering price of $0.125 per Warrant (which offering price is included in the purchase price per share or Pre-funded Warrant). The net proceeds to the Company of these offerings were approximately $3.9 million, after deducting placement agent fees and expenses.

As of September 30, 2023, the Company had cash and cash equivalents of $9.6 million. Based on the Company’s current operating plan, the Company currently expects that such cash and cash equivalents, together with the approximately $3.9 million net proceeds received in October 2023 from the registered direct offering, will be sufficient to fund its operations and clinical trials through the first quarter of 2024. In the near term, the Company’s liquidity and capital resources will be significantly affected by its ability to raise additional equity capital and receive the Contingent Payment pursuant to the Amended Asset Purchase Agreement in connection with the sale of its Facility, as described under “Recent Developments” above. The Company currently believes that, if it is able secure the Contingent Payment no later than the end of the second quarter of 2024—which is contingent upon its raising an additional $5.4 million through issuances of equity securities in order to complete the Contingent Capital Raise and obtaining the Landlord’s consent to the Proposed Lease transfer—based on its current operating plan, it will have sufficient cash to fund its operations and clinical trials, through the third quarter of 2024, depending on the timing of certain expenses relating to clinical trials that are within the Company’s control. If the Company is not able to secure the Contingent Payment by the end of the first quarter of 2024, the Company will continue to seek addition funding through corporate partnerships and capital markets fundraising and may face significant difficulty in funding its operations in the short term and will need to pursue other options to reduce expenses. See “Risk Factors—Risks Related to Our Finances and Capital Requirements.”

The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2023, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these financial statements. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

During the nine months ended September 30, 2023, the Company amended the Mercantile Center lease, which resulted in a decrease to the right of use asset and corresponding lease liability, see Note 12. There were no other material changes in our contractual obligations and commitments, as described in our 2022 Form 10-K.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

	For the nine months ended September 30,
($ in thousands)	2023	2022
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(42,223)	$(49,777)
Investing activities	5,916	(2,532)
Financing activities	(30,037)	34,055
Net change in cash, cash equivalents and restricted cash	$(66,344)	$(18,254)

Operating Activities

Net cash used in operating activities was $42.2 million for the nine months ended September 30, 2023, compared to $49.8 million for the nine months ended September 30, 2022.

Net cash used in operating activities for the nine months ended September 30, 2023, was primarily due to approximately $43.0 million in net loss, $2.9 million change in operating assets and liabilities and $1.4 million due to the gain on the sale of property and equipment to uBriGene, partially offset by $0.4 million of non-cash stock compensation expenses, $1.6 million of depreciation, $2.8 million due to the loss on extinguishment of debt, and $0.3 million from other operating activities.

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

Investing Activities

Net cash provided by investing activities was $5.9 million for the nine months ended September 30, 2023, primarily reflecting proceeds from the sale of property and equipment to uBriGene of $6.0 million. Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2022, primarily representing purchases of fixed assets.

Financing Activities

Net cash used in financing activities was $30.0 million during the nine months ended September 30, 2023, driven by the repayment of the Term Loan, partially offset by $0.2 million raised from the issuance of the Company’s common shares in connection with the ESPP, and $0.2 million of net proceeds from the Mustang ATM.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015 and have an accumulated deficit of $372.4 million as of September 30, 2023. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

As of September 30, 2023, our cash and cash equivalents were $9.6 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended September 30, 2023 are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of September 30, 2023, we had $10.3 million in cash and restricted cash. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our debt and equity securities.

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

Pursuant to the Amended Asset Purchase Agreement, uBriGene and the Company agreed to cause their respective affiliates to use their reasonable best efforts to obtain clearance for the Transaction from CFIUS, although obtaining such clearance was not a condition to closing the Transaction. In accordance with the Amended Asset Purchase Agreement, the Company and uBriGene submitted a joint notice to CFIUS.

Following an initial 45-day review period and subsequent 45-day investigation period, on November 13, 2023, CFIUS requested Mustang and uBriGene withdraw and re-file their joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction, and whether and to what extent mitigation of risk would be feasible. Upon CFIUS’s request, Mustang and uBriGene submitted a request to withdraw and re-file their joint voluntary notice to CFIUS, and on November 13, 2023, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period commencing on November 14, 2023, which may be followed by a further 45-day investigation period.

At the completion of its review and, if applicable, investigation, if CFIUS determines there are no unresolved national security concerns, it will apprise the parties of its determination and conclude all action on the matter. Alternatively, CFIUS may identify and impose mitigation measures. Depending on the nature and severity of perceived national security risks identified during its investigation, CFIUS may, among other mitigation measures, require suspension of the Transaction, require uBriGene to divest some or all of the Transferred Assets, forfeit contracts CFIUS deems to be sensitive, or require appointment of special compliance personnel or a proxy board consisting of U.S. persons. If CFIUS determines to require mitigating measures with respect to the Transaction, then uBriGene must comply with such measures although the Closing Date has already occurred.

If CFIUS requires uBriGene to divest the Transferred Assets, uBriGene is not required to sell the Transferred Assets back to us, and uBriGene could elect to sell the Transferred Assets to a third-party purchaser. If uBriGene sells the Transferred Assets to a third-party purchaser, the manufacturing and production of the Company’s lead product candidate may be disrupted. Under the terms of the MSA, uBriGene will manufacture the Company’s lead product candidate, including MB-106, upon the completion of the sale of the Facility. Pursuant to the Sub-Contracting CDMO Agreement, the Company will perform the manufacturing services to be performed by uBriGene under the MSA until the sale of the Facility is completed in exchange for an amount equal to the Company’s operating costs associated with the Company CDMO Manufacturing Services.

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

Pursuant to the Asset Purchase Agreement, in addition to the base purchase price paid to the Company upon closing of the Transaction, uBriGene will also pay a Contingent Amount to the Company as consideration of the Transaction once the Company (i) completes an issuance of equity securities in an amount equal to or greater than $10,000,000 (the “Contingent Capital Raise”) and (ii) obtains the consent of the Landlord to the Proposed Lease Transfer. As of November 14, 2023, the Company had completed issuances of equity securities for proceeds totaling approximately $4.6 million following the Closing Date. If the Company is unable to close the full amount of the Contingent Capital Raise and/or does not receive the Landlord’s consent to the Proposed Lease Transfer within two years from the Closing Date, uBriGene will no longer be obligated to pay the Contingent Amount to the Company.

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

The Landlord has informed the Company that it will not consider the Proposed Lease Transfer until the Company receives a final determination letter regarding clearance for the Transaction from CFIUS and provides the Landlord with the Reaction Summary. The Landlord will have an additional thirty business days to make its determination on the Proposed Lease Transfer following its receipt of the CFIUS Letter and the Reaction Summary. Assuming CFIUS concludes its action with respect to the Transaction at the completion of the initial 45-day review period, and the Company and uBriGene deliver the CFIUS Letter and Reaction Summary to the landlord the following day, then the landlord would be expected to deliver its decision regarding the Proposed Lease Transfer by February 12, 2024.  If CFIUS does not conclude its action with respect to the Transaction until the end of its 45-day review followed by a 45-day investigation, and the Company and uBriGene deliver the CFIUS letter and Reaction Summary to the landlord the following day, then the landlord would be expected to deliver its decision regarding the Proposed Lease Transfer by March 26, 2024.

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

Based on the expected timeline for CFIUS to complete its review and investigation of the Transaction, and the Landlord’s stated timeline to make a determination with respect to the Proposed Lease Transfer, the Company anticipates that the Proposed Lease transfer will not be completed by November 25, 2023, which is the date falling 120 days after the Closing Date. As a result, it is expected that, commencing on November 26, 2023, and for so long as the lease has not been transferred, uBriGene may opt to deliver the Repurchase Notice to the Company, indicating its intention to enter into good faith negotiations to provide for the Company to repurchase the Transferred Assets, re-assume the transferred liabilities and resume all Transferred Operations. The repurchase price for the Repurchase Transaction is equal to the purchase price of the Transaction actually paid by uBriGene as of the repurchase date. Upon receipt of such notice, uBriGene and the Company have agreed to use their best commercial efforts to negotiate in good faith the terms of any such Repurchase Transaction.

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

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Second Amendment to Asset Purchase Agreement, dated July 28, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on July 31, 2023).

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
10.1

Manufacturing Services Agreement, dated July 28, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on July 31, 2023).

10.2

Sub-Contracting Manufacturing Services Agreement, dated July 28, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on July 31, 2023).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 14, 2023	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eliot Lurier
Eliot Lurier
Interim Chief Financial Officer
(Principal Financial Officer)