Form 10-K
period 2023-12-31
MUSTANG BIO, INC.
filed 2024-03-11
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $38.7 million.

Class of Common Stock	Outstanding Shares as of March 8, 2024
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	9,544,747

MUSTANG BIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the caption “Risk Factors,” set forth in Part I, Item 1A of this Form 10-K. Such forward-looking statements include, but are not limited to, statements about our:

●	expectations for increases or decreases in expenses;

●	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

●	use of clinical research centers and other contractors;

●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

●	expectations for generating revenue or becoming profitable on a sustained basis;

●	expectations or ability to enter into marketing and other partnership agreements;

●	expectations or ability to enter into product acquisition and in-licensing transactions;

●	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates, if approved;

●	expectations for the acceptance of our product candidates, if approved, by doctors, patients or payors;

●	ability to compete against other companies and research institutions;

●	ability to secure adequate protection for our intellectual property;

●	ability to attract and retain key personnel;

●	ability to obtain reimbursement for our products, if approved;

●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

●	stock price and the volatility of the equity markets;

●	expected losses; and

●	expectations for future capital requirements.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements whether as a result of new information, future events or otherwise.

SUMMARY OF RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Part I, Item 1A of this Form 10-K, and the other reports and documents that we have filed with the Securities and Exchange Commission (“SEC”).

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms to us, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our commercial readiness efforts, activities to support a potential commercial launch following any approval of our product candidates, or other operations.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent on raising additional capital, and our efforts to do so may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and, if approved, commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology and gene therapy product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our product candidates, if approved.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products’ liability claims related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of any such products.
●	Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval, if at all.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our technology and products could therefore be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property rights covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ intellectual property rights against third-party infringers.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

Risks Relating to the Sale of Our Manufacturing Facility

●	We may be unable to complete the sale of our manufacturing facility as contemplated if the Committee on Foreign Investment in the United States (“CFIUS”) determines to implement mitigation measures, including the potential divestment of some or all of the transferred assets by the buyer, which may limit our ability to realize the anticipated cost savings of the sale of the facility and may have a material adverse effect on our financial condition.
●	Our receipt of the contingent portion of the consideration for the sale of the manufacturing facility is subject to receipt of the consent of the landlord of the facility to the transfer of such lease to the buyer and our ability to raise additional capital.
●	Because the manufacturing facility was not transferred to the buyer within 120 days after Closing (as defined in the transaction documents), the buyer may provide us with notice of its intentions to enter into negotiations for our repurchase of the facility, following which we will be obligated to negotiate the repurchase of the facility from the buyer; there can be no guarantee that this repurchase happens on terms favorable to us, or at all.
●	The landlord may object to certain aspects of the transaction, which could result in expensive and time-consuming litigation and could prevent us from realizing the intended benefits of the transaction.
●	If the sale of the facility is fully consummated, we will rely on the buyer for the manufacture of our lead product candidates, which may subject us to additional manufacturing risks.
●	We may incur substantial expenses related to the transaction and the consummation of the sale of the facility.
●	Certain key personnel may depart the Company upon the completion of the sale of the facility, which may adversely affect our ability to realize the anticipated benefits of the transaction; unfortunately, key personnel may also depart our Company in the event that we are unable to complete the transaction.
●	Our strategic pivot to our lead product candidate, MB-106, and our disposal of non-core assets, including our facility, may not result in the cost savings we anticipate and could result in total costs and expenses that are greater than expected.

PART I

Item 1.        Business

OVERVIEW

Mustang Bio, Inc. (“Mustang,” “we,” “us,” “our” or the “Company”) is a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs in cell and gene therapies into potential cures for hematologic cancers, solid tumors and rare genetic diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Our pipeline is currently focused in three core areas: CAR T therapies for hematologic malignancies, CAR T therapies for solid tumors and gene therapies for rare genetic disorders. For each therapy we have partnered with world class research institutions. For our CAR T therapies we have partnered with the City of Hope National Medical Center (“COH” or “City of Hope”), Fred Hutchinson Cancer Center (“Fred Hutch”), Nationwide Children’s Hospital (“Nationwide”) and the Mayo Foundation for Medical Education and Research (“Mayo Clinic”). For our gene therapies, we have partnered with St. Jude Children’s Research Hospital (“St. Jude”) and with Leiden University Medical Centre (“LUMC”) in the development of first-in-class ex vivo lentiviral (“LV”) treatments for X-linked severe combined immunodeficiency (“XSCID”) and RAG1 severe combined immunodeficiency (“RAG1-SCID”), respectively.

CAR T Therapies

Our pipeline of CAR T therapies is being developed under exclusive licenses from several world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our partners and transfer the underlying technology to our or our contract manufacturer’s cell processing facility in order to conduct our own clinical trials.

We are developing CAR T therapy for hematologic malignancies in partnership with Fred Hutch targeting CD20 (MB-106). In May 2021,  we announced that the U.S. Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) Application for MB-106. As of December 2023, approximately 40 patients have been treated in an ongoing phase 1 clinical trial sponsored by Fred Hutch (ClinicalTrials.gov Identifier: NCT03277729), and approximately 20 patients have been treated in an ongoing phase 1 clinical trial sponsored by us (ClinicalTrials.gov Identifier: NCT05360238). In 2023, we received Safety Review Committee approval to continue dose escalation in all three active arms of the ongoing Mustang-sponsored phase 1 trial.  We presented the latest results, demonstrating a favorable safety profile, complete response rate, and durability, from the ongoing Mustang-sponsored phase 1 trial at the 2023 American Society of Hematology (“ASH”) Annual Meeting.  As of December 31, 2023, the MB-106 Mustang-sponsored phase 1 trial is pending one patient to complete the final dose level required to advance to phase 2 pivotal studies for treatment of patients with relapsed or refractory indolent B-cell non-Hodgkin lymphoma.

We are also developing CAR T therapy for solid tumors in partnership with COH targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide for a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. The Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) began during the third quarter of 2019. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma.

Finally, we are collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. We are evaluating plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified, subject to allocation of resources.

On May 18, 2023, we announced a series of changes resulting from a review of our portfolio of product candidates to determine the future strategy of our programs and the proper allocation of our resources. Following this review, we determined to discontinue development of our MB-102 (CD123), MB-103 (HER2), MB-104 (CS1) and MB-105 (PSCA) programs (such programs, the “Discontinued Programs”), all of which were CAR T therapies being developed in partnership with City of Hope.

Gene Therapies

In partnership with St. Jude, our XSCID gene therapy programs (MB-117 and MB-217) are being developed under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. For these programs, the same lentiviral vector (LVV) will be used to transduce patients’ hematopoietic stem cells ex vivo. However, since the respective cell processing is different for each cell product, the FDA considers them different products, and we have therefore assigned a different designation to each: MB-117 designates the cell product for newborn patients, and MB-217 designates the cell product for previously transplanted patients.

The LVV used for MB-117 and MB-217 has been modified from a predecessor LVV in order to address concerns regarding detection of an increased percentage of clones in patients’ myeloid lineage following treatment with the predecessor products (designated MB-107 and MB-207, respectively) engineered using the predecessor LVV. Although a safety signal has not been observed in over 40 patients treated with the two predecessor products, nevertheless, out of an abundance of caution, we and our academic partners decided to replace the predecessor LVV with the modified LVV. We anticipate that the NIH and St. Jude will initiate phase 1 trials in newborn and previously transplanted patients, respectively, in 2024 using the modified LVV to produce MB-117 and MB-217, respectively.

The predecessor LVV has been utilized in two Phase 1/2 clinical trials involving two different autologous cell products produced via transduction of patients’ hematopoietic stem cells. As noted above, these cell products were designated MB-107 and MB-207, and the respective Phase 1/2 clinical trials were: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude (ClinicalTrials.gov Identifier: NCT01512888) and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”) (ClinicalTrials.gov Identifier: NCT01306019).

In January 2021, we received a safe to proceed “approval” from the FDA for our MB-107 IND application allowing us to initiate a pivotal non-randomized multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. In January 2022, the FDA issued a clinical hold, pending additional Chemistry, Manufacturing and Controls (“CMC”) data, on our IND application to allow for the initiation of a pivotal non-randomized multicenter Phase 2 clinical trial of MB-207 in previously transplanted XSCID patients.

In 2022, the NIH study was suspended as a result of the study stopping rules triggered by the increased percentage of clones noted above. St. Jude elected to voluntarily place their study on hold in April 2023, and we elected to voluntarily discontinue development of MB-107 and MB-207 in favor of MB-117 and MB-217 prior to treating any patients with either predecessor product. Both St. Jude and NIH intend to initiate their respective studies of MB-117 and MB-217 in 2024 following availability of the modified LVV.

MB-110, a first-in-class ex vivo treatment for RAG1 SCID, is currently being evaluated at LUMC in a Phase 1/2 multicenter clinical trial in Europe. In 2022 the first patient was treated without any complications, after which the patient developed a functioning immune system which responded well to the standard vaccinations for newborns. In 2024, we expect that additional centers will be added and that additional patients will be enrolled.

To date, we have not received approval for the sale of any of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, we have an accumulated deficit of $381.0 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

CORPORATE INFORMATION

We were incorporated in Delaware on March 13, 2015. Our executive offices are located at 377 Plantation Street, Worcester, Massachusetts 01605. Our telephone number is (781) 652-4500, and our email address is info@mustangbio.com.

Our website address is www.mustangbio.com. The information set forth on our website is not a part of this Form 10-K. We will make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this Form 10-K. The SEC maintains a website that contains annual, quarterly, and current reports, proxy and information statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is https://www.sec.gov/.

THERAPEUTIC PIPELINE

Therapies for Oncology and Hematologic Malignancies

MB-106 (CD20 CAR T for B cell non-Hodgkin lymphoma (NHL) and chronic lymphocytic leukemia (CLL))

We believe CD20 is a promising target for immunotherapy of B-cell malignancies. CD20 is a B-cell lineage-specific phosphoprotein that is expressed in high, homogeneous density on the surface of more than 95% of B-cell NHL and CLL. CD20 is stable on the cell surface with minimal shedding, internalization, or modulation upon antibody binding and is present at only nanomolar levels as a soluble antigen. It is well established as an effective immunotherapy target, with extensive studies demonstrating improved tumor responses and survival of B-NHL patients treated with rituximab and other anti-CD20 antibodies. Importantly, CD20 continues to be expressed on the lymphoma cells of most patients with relapsed B-NHL despite repetitive rituximab treatments, and loss of CD20 expression is not a major contributor to treatment resistance. Thus, there is strong rationale for testing CD20 CAR T cells as an immunotherapy for NHL.

More than 80,000 new cases of NHL are diagnosed each year in the United States, and over 20,000 patients die of this group of diseases annually. Most forms of NHL, including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma (“SLL”), which account collectively for approximately 45% of all cases of NHL, are incurable with available therapies, except for allogenic stem cell transplant (“allo-SCT”). However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft-versus-host disease. Aggressive B-cell lymphomas such as diffuse large B-cell lymphoma, the most common subtype of lymphoma, account for an additional 30-35% of NHL. The majority of patients with aggressive B-NHL are successfully treated with combination chemotherapy, but a significant proportion relapse or have refractory disease, and the outcome of these patients is poor. Innovative new treatments are therefore urgently needed.

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

CLL is the most common leukemia in adults in Western countries, accounting for approximately 25 to 35 percent of all leukemias in the United States. An estimated 20,700 new cases of CLL will be diagnosed in the United States in 2024. CLL is considered to be mainly a disease afflicting older adults, with a median age at diagnosis of approximately 70 years; however, it is not unusual to make this diagnosis in younger individuals (e.g., from approximately 30 to 39 years of age). The incidence increases rapidly with increasing age. The natural history of CLL is extremely variable, with survival times from initial diagnosis that range from approximately 2 to 20 years, and a median survival of approximately 10 years.

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

Under their IND, Fred Hutch is currently conducting a Phase 1/2 clinical study to evaluate the anti-tumor activity and safety of administering CD20-directed third-generation CAR T cells incorporating both 4-1BB and CD28 co-stimulatory signaling domains (MB-106) to patients with relapsed or refractory B-cell NHL or CLL (ClinicalTrials.gov Identifier: NCT03277729). Secondary endpoints of this study include safety and toxicity, preliminary antitumor activity as measured by overall response rate and complete remission rate, progression-free survival, and overall survival. The study is also assessing CAR T cell persistence and the potential immunogenicity of the cells. Finally, this study was designed so that, together with Fred Hutch, we could determine a recommended Phase 2 dose. Fred Hutch intends to enroll approximately 50 subjects in this study, which is being led by the Principal Investigator Mazyar Shadman, M.D., M.P.H., Associate Professor of Fred Hutch’s Clinical Research Division.

The Fred Hutch IND was amended in 2019 to incorporate an optimized manufacturing process that had been developed in collaboration with us.

In May 2021, we announced that the FDA issued a safe to proceed letter for our IND application allowing for initiation of a multi-center Phase 1/2 clinical study of MB-106 in patients with relapsed or refractory B cell NHL or CLL (Clinicaltrials.gov Identifier: NCT05360238). In August 2022, the first patient was treated in our study.

In November 2021, Mustang was awarded a grant of approximately $2.0 million from NCI of the National Institutes of Health. This two-year award partially funded the Mustang-sponsored multicenter trial to assess the safety, tolerability and efficacy of MB-106. In August 2023, we fully utilized the grant.

In June 2022, MB-106 received Orphan Drug Designation for the treatment of Waldenstrom macroglobulinemia (“WM”).

In December 2023, Mustang presented preliminary clinical data for the indolent lymphoma patients treated in the ongoing Phase 1/2 clinical study at the American Society of Hematology (ASH) annual meeting. All 9 patients responded clinically to treatment; the observed overall response rate was 100%.  All 5 follicular lymphoma patients achieved a complete response.  Among the WN patients 1 patient attained a very good partial response, and 2 patients attained a partial response. The single patient with a hairy cell leukemia variant experienced stable disease.  The safety profile demonstrated that MB-106 was well tolerated with no occurrences of cytokine release syndrome (“CRS”) above grade 1, and no immune effector cell-associated neurotoxicity syndrome (“ICANS”) of any grade was reported. Cell expansion and persistence were also demonstrated.

In the first quarter of 2024, the Company expects to receive FDA feedback in an End-of-Phase 1 Meeting on its strategy to conduct a non-randomized registrational multicenter trial in relapsed or refractory WM. In the second half of 2024, the Company expects to treat the first patient in that trial, which could enable top-line results in the second half of 2026. In order to facilitate interactions with the FDA throughout this process, we anticipate requesting Regenerative Medicine Advanced Therapy (‘RMAT’) designation for indolent lymphoma – which includes WM – from the FDA in the first half of 2024. We are currently evaluating the extent to which we can continue the development of MB-106 in other NHL subtypes, subject to allocation of resources.

MB-109: Combination MB-101(IL13Rα2 CAR T Cell Program for Glioblastoma) and MB-108 (HSV-1 oncolytic virus C134) as a Potential Treatment for IL13Rα2+ Relapsed or Refractory Glioblastoma (GBM) and High-Grade Astrocytoma.

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

Preliminary anti-tumor activity has been observed in clinical studies administering the OV (MB-108) and CAR T cell therapy (MB-101) as single agents; however, the combination has not yet been explored. To determine if the combination of both therapies will result in a synergistic effect, investigators from COH developed preclinical studies in orthotopic GBM models in nude mice.  Dr. Christine Brown from City of Hope presented these preclinical studies at the American Association for Cancer Research 2022 Annual Meeting.  It was observed that co-treatment with HSV-1 OV and IL13Rα2-directed CAR-T cells resulted in no additional adverse events beyond those seen with the individual therapies, and, more notably, that pre-treatment with HSV-1 OV re-shaped the tumor microenvironment by increasing immune cell infiltrates and enhanced the efficacy of sub-therapeutic doses of IL13Rα2-directed CAR-T cell therapy delivered either intraventricularly or intratumorally. These preclinical studies aimed to provide a deeper understanding of this combination approach to support the potential benefit of a combination study that will evaluate HSV-1 OV (MB-108) and IL13Rα2-directed CAR-T cells (MB-101).

In October 2023, we received a safe-to-proceed “approval” from the FDA for our MB-109 IND application allowing us to initiate a Phase 1, open-label, non-randomized, multicenter study of MB-109 in patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma. In this Phase 1 clinical study, we intend to evaluate the combination of CAR-T cells (MB-101) and the herpes simplex virus type 1 oncolytic virus (MB-108) in patients with IL13Rα2+ high-grade gliomas. The design of this study involves first a lead in cohort, wherein patients are treated with MB-101 alone without prior MB-108 administration. After successful confirmation of the safety profile of MB-101 alone, the study will then investigate increasing doses of intratumorally administered MB-108 followed by dual intratumoral (ICT) and intraventricular (ICV) administration of MB-101. We are currently evaluating the extent to which we can initiate this study, subject to allocation of resources.

MB-101 (IL13Rα2 CAR T Cell Program for Glioblastoma)

GBM is the most common brain and central nervous system (“CNS”) cancer, accounting for approximately 49.1% of malignant primary brain and CNS tumors, approximately 54% of all gliomas, and approximately 16% of all primary brain and CNS tumors. More than 14,490 new GBM cases were predicted to be diagnosed in the U.S. for 2023. Malignant brain tumors are the second leading cause of cancer-related deaths in adolescents and young adults aged 15-39 and the most common cancer occurring among 15-19-year-olds in the U.S. While GBM is a rare disease 2-3 cases per 100,000 persons per year in the U.S. and European Union (“EU”), it is quite lethal, with five-year survival rate historically under 10%, which has been virtually unchanged for decades. Standard of care therapy consists of maximal surgical resection, radiation, and chemotherapy with temozolomide, which, while rarely curative, is shown to extend median overall survival from 4.5 to 15 months. GBM remains difficult to treat due to the inherent resistance of the tumor to conventional therapies.

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

We are developing an optimized CAR-T product incorporating enhancements in CAR-T design and T cell engineering to improve antitumor potency and T cell persistence. These include a second-generation hinge-optimized CAR containing mutations in the IgG4 linker to reduce off-target Fc interactions (Jonnalagadda M et al. Molecular Therapy. 2015;23(4):757-768.), a 4-1BB (CD137) co-stimulatory signaling domain for improved survival and maintenance of CAR T cells, and the extracellular domain of CD19 as a selection/tracking marker. In order to further improve persistence, either central memory T-cells (TCM) or enriched CD62L+ naïve and memory T cells (TN/MEM) are isolated and enriched. Our manufacturing process limits ex vivo expansion, which is designed to reduce T cell exhaustion and maintain a TCM or TN/MEM phenotype. Based on experiments with CAR-Ts in mouse xenograft models of GBM, these CAR-modified TCM and TN/MEM cells have been shown to be more potent and persistent than earlier generations of CAR-T cells.

Our academic partners at COH have recently completed the treatment phase of their Phase 1 study, which was designed to assess the feasibility and safety of using TCM or TN/MEM enriched IL13Rα2-specific CAR-engineered T cells for clinical study participants with IL13Rα2 recurrent/refractory malignant glioma (ClinicalTrials.gov Identifier: NCT02208362). In this study, COH enrolled and treated 65 patients, with 58 patients receiving 3 cycles of CAR T cells per the study protocol. In March 2024, results from this study were published in Nature Medicine. Preliminary data indicated that the CAR-T cells were well tolerated, and no dose-limiting toxicities were observed in any of the study arms nor where there any occurrences of CRS or treatment-related deaths. Of the 58 patients evaluable for disease response, 50% achieved stable disease (SD) or better; 22%, including 8 patients with grade 4 gliomas, achieved SD or better for at least 90 days. Two patients achieved partial response, and one patient achieved complete response on the study. In 2016 COH reported that a patient had achieved a complete response to treatment based on the imaging and clinical features set forth by the Response Assessment in Neuro-Oncology Criteria (“RANO”). This result was published as a case report in the New England Journal of Medicine (Brown CE et al. NEJM. 2016;375:2561-9). As described in the paper, this patient diagnosed with recurrent multifocal glioblastoma received multiple infusions of IL13Rα2-specific CAR-T cells over 220 days through two intracranial delivery routes – infusions into the resected tumor cavity followed by infusions into the ventricular system. Intracranial infusions of IL13Rα2-targeted CAR-T cells were not associated with any toxic effects of grade 3 or higher. After CAR-T cell treatment, regression of all intracranial and spinal tumors was observed, along with corresponding increases in levels of cytokines and immune cells in the cerebrospinal fluid. This clinical response was sustained for 7.5 months after the initiation of CAR T-cell therapy; however, the patient’s disease eventually recurred at four new locations that were distinct and non-adjacent to the original tumors, and biopsy of one of these lesions showed decreased expression of IL13Rα2.

Results from this COH study have laid the foundation for three new MB-101 studies:

1.	MB-101 with or without nivolumab and ipilimumab in treating patients with recurrent or refractory glioblastoma (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04003649) sponsored by COH;
2.	MB-101 in treating patients with recurrent or refractory glioblastoma with a substantial component of leptomeningeal disease (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04661384) sponsored by COH;
3.	MB101 in combination with the herpes simplex virus type 1 oncolytic virus (MB108) in treating patients with recurrent or refractory glioblastoma or high-grade astrocytoma, as described above. This combination therapy, to be administered in a phase 1 two-center trial under our IND, will be referred to as MB-109.

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

To improve this virus over its first-generation predecessors, modifications have focused on improving viral replication and spread within the tumor bed and on enhancing bystander damage to uninfected tumor cells. These effects cumulatively should result in converting an immunologically cold tumor to an immunologically hot tumor, which we anticipate will increase the efficacy of our IL13Rα2-directed CAR T for the treatment of GBM and high-grade astrocytoma.

The O’Neal Comprehensive Cancer Center at the UAB is the single clinical trial site for the Phase 1 trial of MB-108, and this site has initiated a Phase 1 trial that began enrolling patients in 2019 (ClinicalTrials.gov Identifier: NCT03657576). The primary objective of this study is to determine the safety and tolerability of a single dose of MB-108 administered via a stereotactic intracerebral injection and to determine the maximally tolerated dose (“MTD”) of the oncolytic virus. Secondary objectives are to obtain preliminary information about the potential benefit of MB-108 in the treatment of patients with recurrent malignant gliomas, including relevant data on markers of efficacy, including time to tumor progression and patient survival. As of April 2023, 9 patients had been enrolled in this study.

In Vivo CAR T Platform Technology

We are collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. The technology, developed by Larry R. Pease, Ph.D., principal investigator and former director of the Center for Immunology and Immune Therapies at Mayo Clinic, is a new platform to administer CAR T therapy using a two-step approach. First, a peptide is administered to the patient to drive the proliferation of the patient’s resident T cells. This is followed by the administration of a viral CAR construct directly into the lymph nodes of the patient. In turn, the viral construct infects the activated T cells and effectively forms CAR T cells in vivo in the patient. Successful implementation may lead to an off-the-shelf product with no need to isolate and expand patient T cells ex vivo in a cell processing facility.

Preclinical proof-of-concept has been established, and the ongoing development of this technology will take place at Mayo Clinic.  We are evaluating plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified, subject to allocation of resources.

Gene Therapies for Rare Genetic Disorders

MB-117 and MB-217 (designation of MB-107 and MB-207, respectively, following replacement of the predecessor LVV with a modified LVV) (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

XSCID is a rare genetic immune system condition that occurs almost exclusively in males, in which affected patients do not live beyond infancy without treatment. Mustang Bio’s first-in-class ex vivo lentiviral gene therapy for XSCID has been administered as two distinct cellular products using the same predecessor lentiviral vector in two phase 1/2 clinical trials: (1) a multicenter trial of MB-107 in newly diagnosed patients being led by St. Jude and including also UCSF Benioff Children’s Hospital San Francisco (“UCSF”) and Seattle Children’s Hospital (“Seattle Children’s”) (ClinicalTrials.gov Identifier: NCT01512888) and (2) a single center trial of MB-207 at the NIH in patients who have previously undergone hematopoietic stem cell transplantation (ClinicalTrials.gov Identifier: NCT01306019). In 2022, the NIH study was suspended as a result of the study stopping rules triggered by the increased percentage of clones in patients’ myeloid lineage, as noted above. St. Jude elected to voluntarily place their study on hold in April 2023, and we elected to voluntarily discontinue development of MB-107 and MB-207 in favor of MB-117 and MB-217 prior to treating any patients with either predecessor product. All patients treated in the St. Jude and NIH clinical trials continue to be followed and remain clinically stable with no significant hematological anomalies, including no observations of insertional mutagenesis and/or malignancies. Both St. Jude and NIH intent to initiate their respective studies of MB-117 and MB-217 in 2024 following availability of the modified LVV.

As part of addressing concerns relating to clonal expansion, the joint team existing of St. Jude, UCSF, Seattle Children’s and the NIH decided to suspend use of the primary lentiviral vector. Going forward, this predecessor LV vector will be replaced by a modified LV vector which will be used to produce the MB-117 and MB-217 cell products. St Jude has informed us that it intends to initiate a new Phase 1 trial in newly diagnosed infants using MB-117, and the NIH has informed us that it intends to initiate a new Phase 1 trial in previously transplanted patients using MB-217, each in 2024.

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

We also established an ongoing partnership with Frank J. Staal, Ph.D., professor of Molecular Stem Cell Biology and molecular immunologist at LUMC, whose laboratory developed the MB-110 therapy. Dr. Staal will continue the development of additional LV gene therapies in his lab, to which we have certain rights under the agreement.

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

Patents and other proprietary rights are crucial to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, supported by regulatory exclusivity or are effectively maintained as trade secrets. We own or exclusively license a few patents and patent applications related to our compounds and other technologies, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

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

In March 2015, we licensed intellectual property related to CAR T technology from COH. In May 2023, we announced a series of changes resulting from a review of our portfolio of product candidates to determine the future strategy of our programs and the proper allocation of our resources. Following this review, we determined to discontinue development of our MB-102 (CD123), MB-103 (HER2), MB-104 (CS1) and MB-105 (PSCA) programs and terminated the associated license agreements. The portfolio of rights licensed from COH now includes patents and applications directed to CARs targeting IL13Rα2, as well as rights related to modified CAR hinge regions, methods of preparing CAR T cells in particular subpopulations of cells and methods of administering CAR T cells. The intellectual property licensed thereunder relating to IL13Rα2-targeting CARs includes granted patents in the U.S., Australia, China, Europe, Russia, Japan, Hong Kong, Israel, and Mexico, and this patent family further includes pending applications in the U.S., Australia, Brazil, Canada, China, Europe, South Korea, Russia, Japan, Israel, Mexico, and New Zealand. Any patents issuing from the IL13Rα2-targeting CAR will expire no sooner than 2035. The licensed intellectual property relating to relating modified CAR hinge regions includes issues patents in China, Europe, and Japan, as well as pending applications in the U.S., Australia, China, and Europe. The patents issuing from the modified CAR hinge region family will expire no sooner than 2034. The licensed intellectual property relating to relating to method of preparing or administering CAR T cells includes issues patents in China, Europe, and Japan, as well as pending applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, Israel, Mexico, Russia, and New Zealand. The patents relating to these technologies will expire no sooner than 2035 or, in the case of the administration methods, 2036.

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

In March 2017, we licensed intellectual property related to antibodies and binding agents that specifically bind to PSCA from the University of California Los Angeles (“UCLA”). In August 2023, we terminated the license agreement with UCLA.

In August 2018, we licensed from St. Jude Children’s Research Hospital XSCID Technology related to an ex vivo lentiviral vector gene therapy program to provide a normal copy of the IL2RG gene to patients born with XSCID.

In February 2019, we licensed material and technical information related to the HSV-1 oncolytic virus C134 from Nationwide in Columbus, Ohio.

In August 2019, we licensed from CSL Behring (Calimmune) the CytegrityTM stable producer cell line developed and used by St. Jude. The CytegrityTM stable producer cell line was developed in order to be used to produce the viral vector for MB-107 and MB-207. However, the decision to modify the LVV used to transduce the hematopoietic stem cells of XSCID patients and thereby replace MB-107 and MB-207 with MB-117 and MB-217, respectively, rendered the stable producer cell no longer useful. Therefore, on August 14, 2023, we notified Calimmune that we were terminating the Calimmune license, which took effect 60 days following notification.

In September 2020, we entered into an exclusive, worldwide licensing agreement with SIRION Biotech for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207. This license includes right to granted patents and pending applications in the U.S., Europe, Japan, and Israel. In December 2021 this licensing agreement was amended to include CD20-directed CAR Ts in addition to lentiviral stem cell gene therapy for the treatment of XSCID. We eventually expect to use this technology for the development of MB-217.

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

In addition to the technology we have in-licensed, we also developed our own proprietary intellectual property, both alone and in conjunction with COH. In particular, we filed a U.S. provisional application directed to optimized methods for manufacturing cell-based therapeutics, and we and COH, as co-applicants, filed a U.S. provisional application directed to methods of treating hematological cancers.

In addition to the technology we have in-licensed, we have also developed our own proprietary intellectual property, both alone and in conjunction with COH. In particular, we own pending applications in the U.S. and Europe directed to methods for manufacturing cell-based therapeutics, and pending PCT applications, and applications in the U.S. and Taiwan, relating to anti-idiotype antibodies. We and COH also own, as co-applicants, pending PCT applications, and applications in the U.S. and Taiwan, directed to methods of treating hematological cancers with a combination therapy.

Other Intellectual Property Rights

We depend upon trademarks, trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

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

LICENSE, CLINICAL TRIAL AND SPONSORED RESEARCH AGREEMENTS

St. Jude Children’s Research Hospital

XSCID License

On August 2, 2018, we entered into an exclusive worldwide license agreement with St. Jude for the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of XSCID. We paid $1.0 million in consideration for the exclusive license in addition to an annual maintenance fee of $0.1 million (beginning in 2019). St. Jude is eligible to receive payments totaling $13.5 million upon the achievement of five development and commercialization milestones. Royalty payments in the mid-single digits are due on net sales of licensed products (e.g. MB-117 and MB-217).

XSCID Non-interventional Services Agreement

In December 2019, we entered into a Non-Interventional Services Agreement with Children's CGMP, LLC (“Children’s”), an affiliate of St. Jude Children's Research Hospital, pursuant to which Children’s provides lentiviral vector for non-clinical XSCID research purposes, as well as related advisory services, and we agreed to fund approximately $0.8 million upon execution.

XSCID Data Transfer Agreement

In June 2020, we entered into a Data Transfer Agreement for the XSCID program (the “XSCID DTA”). Pursuant to the terms of the XSCID DTA, we made an upfront payment of approximately $1.1 million and will reimburse St. Jude for additional costs in connection with the on-going investigator-initiated study.

City of Hope National Medical Center

In February 2017, we and COH amended and restated our license agreement, dated March 17, 2015 (the “Original COH Agreement”), by entering into three separate amended and restated exclusive license agreements, one relating to the CD123-directed CAR T program, one relating to the IL13Rα2-directed CAR T program, and one relating to the Spacer technology (described below). As of December 31, 2023, COH owns 845,385 shares of our Class A common stock, which are convertible into 56,359 shares of Common Stock, and has the right to appoint a member to our Board of Directors (the “Board”).

In addition, we entered into a sponsored research agreement with COH under which we have funded continued research in the amount of $2.0 million per year, payable in four equal installments, which ended in the first quarter of 2020. The research covered under this arrangement was for the IL13Rα2-directed CAR T program, the CD123-directed CAR T program, and the Spacer technology.

In May 2023, we announced a series of changes resulting from a review of our portfolio of product candidates to determine the future strategy of our programs and the proper allocation of our resources. Following this review, we determined to discontinue development of the Discontinued Programs, which included a portion of our portfolio of CAR T therapies being developed by us in partnership with the City of Hope.

IL13Rα2 License

In February 2017, we entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to the IL13Rα2-directed CAR T program (the “IL13Rα2 License”). Pursuant to the IL13Rα2 License, we and COH acknowledged that an upfront fee had already been paid under the Original COH Agreement. In addition, COH is eligible to receive an annual maintenance fee, milestone payments totaling up to approximately $14.5 million, and royalties on net sales of licensed products in the mid-single digits. We are obligated to pay COH a percentage of certain revenues received in connection with a sublicense ranging from the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product.

IL13Rα2 CRA (Glioblastoma)

In February 2017, we entered into a Clinical Research Support Agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 GBM CRA”). Pursuant to the terms of the IL13Rα2 CRA, we made an upfront payment of approximately $9,000 and will contribute an additional $140,000 per patient in connection with the on-going investigator-initiated study. Further, we agreed to fund approximately $66,000 annually pertaining to the clinical development of the IL13Rα2-directed CAR T therapy (also known as MB-101).

IL13Rα2 CRA (Leptomeningeal Glioblastoma)

In October 2020, we entered into a Clinical Research Support Agreement for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”). Pursuant to the terms of the IL13Rα2 Leptomeningeal CRA, we made an upfront payment of approximately $29,000 and will contribute an additional $150,000 per patient in connection with the on-going investigator-initiated study. Further, we agreed to fund approximately $200,000 annually pertaining to the clinical development of the IL13Rα2-directed CAR T therapy.

Sponsored Research Agreement - IL13Rα2 and C134 Combination

In October 2020, we entered into a Sponsored Research Agreement (“SRA”) with COH to conduct combination studies of a potential IL13Rα2 CAR and C134 oncolytic virus therapy (also known as MB-108). In November 2022, the SRA was amended to include additional funding. Pursuant to the amended SRA, we funded research in total of $0.9 million for the program.

Spacer License

In February 2017, we entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to patent rights related to Spacer (the “Spacer License”). Pursuant to the Spacer License, COH will receive an annual maintenance fee of $10,000. No royalties are due if the Spacer technology is used in conjunction with an IL13Rα2 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. We are obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties.

IV/ICV License

In February 2017, we entered into an exclusive license agreement (the “IV/ICV License”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV License, in March 2017, we paid COH an upfront fee of $0.1 million. COH is eligible to receive a milestone payment totaling approximately $0.1 million, upon and subject to the achievement of a milestone, and an annual maintenance fee. Royalty payments in the low single digits are due on net sales of licensed products. We are obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties.

Manufacturing License

On January 3, 2018, we entered into a non-exclusive license agreement with COH to acquire patent and licensed know-how rights related to developing, manufacturing, and commercializing licensed products. We paid $75,000 in consideration for the licenses to the patent rights and the licensed know-how in addition to an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products.

University of California License

On March 17, 2017, we entered into an exclusive license agreement with the Regents of UCLA (the “UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. Pursuant to the UCLA License, we paid UCLA an upfront fee of $0.2 million and owed annual maintenance fees. In addition, UCLA was eligible to receive milestone payments totaling up to $14.3 million, and royalty payments in the mid-single digits are due on net sales of licensed products. On July 10, 2023, we notified UCLA that we were terminating the UCLA license, which took effect on August 9, 2023.

Fred Hutchinson Cancer Center

CD20 Technology License

Effective July 3, 2017, we entered into an exclusive, worldwide licensing agreement with Fred Hutch for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific CAR (the “CD20 Technology License”). Pursuant to the CD20 Technology License, we paid Fred Hutch an upfront fee of $0.3 million and owes an annual maintenance fee of $50,000 on each anniversary of the license until our achievement of regulatory approval of a licensed product using the CD20 Technology. Additional payments are due for the achievement of development milestones totaling $39.1 million. Royalty payments in the mid-single digits are due on net sales of licensed products.

CD20 CTA (NHL and CLL)

Also, on July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, we entered into an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas (“NHLs”). In connection with the CD20 CTA, we agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017.

In November 2020, the CD20 CTA was amended to include additional funding of approximately $1.8 million, and in January 2022, the CTA was amended to increase funding by approximately $2.2 million for the treatment of additional patients.

Nationwide Children’s Hospital License

On February 20, 2019, we entered into an exclusive worldwide license agreement with Nationwide for the development of an oncolytic virus (referred to by Nationwide as C134; now referred to by us as MB-108) for the treatment of glioblastoma multiforme. We paid $0.2 million in consideration for the exclusive license. Nationwide is eligible to receive additional payments totaling $77.5 million upon the achievement of development and commercialization milestones. Royalty payments in the low-single digits are due on net sales of licensed products.

CSL Behring (Calimmune) License

On August 23, 2019, we entered into a non-exclusive license agreement with CSL Behring (Calimmune) for the CytegrityTM stable producer cell line for the production of lentiviral gene therapy for the XSCID gene therapy program. The CytegritTM stable producer cell line was used to produce the predecessor LVV for our MB-107 and MB-207 lentiviral gene therapies for the treatment of XSCID. We paid $0.2 million in consideration for the license. CSL Behring (Calimmune) was eligible to receive additional payments totaling $1.2 million upon the achievement of development and commercialization milestones. Royalty payments in the low-single digits were due on net sales of licensed products. However, the decision to modify the LVV used to transduce the hematopoietic stem cells of XSCID patients and thereby replace MB-107 and MB-207 with MB-117 and MB-217, respectively, rendered the stable producer cell no longer useful. Therefore, on August 14, 2023, we notified Calimmune that we were terminating the Calimmune license, which took effect 60 days following notification.

SIRION Biotech License

On October 6, 2020, we announced a licensing agreement under which we acquired technology rights from SIRION Biotech GmbH (“SIRION”) for LentiBOOST™ technology for the development of MB-207, our predecessor lentiviral gene therapy for the treatment of patients with XSCID, who have been previously treated with a hematopoietic stem cell transplantation (“HSCT”) and for whom re-treatment is indicated. LentiBOOST™ is SIRION’s proprietary non-cytotoxic transduction enhancer for lentiviral vectors. We eventually expect to use this technology for the development of MB-217, the cell product that uses a modified LVV to transduce the hematopoietic stem cells of patients previously treated with an HSCT.

Pursuant to the agreement, we paid SIRION a one-time upfront fee of $0.1 million. In addition, SIRION is eligible to receive additional payments totaling up to approximately $9.1 million upon the achievement of certain development and commercialization milestones. Royalty payments in the low- to mid-single digits are due on aggregate cumulative worldwide net sales of licensed products.

In December 2021, this licensing agreement was amended to include CD20-directed CAR Ts. SIRION is eligible to receive additional payments totaling up to approximately $9.1 million upon the achievement of certain development and commercialization milestones for the additional product.

Mayo Foundation for Medical Education and Research

CAR T Technology License

On August 12, 2021, we announced that we executed an exclusive license agreement with Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and potentially allow such therapies to be used as an off-the-shelf therapy.

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

Preclinical proof-of-concept has been established, and the ongoing development of this technology will take place at Mayo Clinic. We are evaluating plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified, subject to allocation of resources.

Pursuant to this agreement, we paid an upfront fee of $0.8 million and will pay an annual maintenance fee of $25,000. Additional payments are due for each of two licensed products upon the achievement of development and commercial milestones totaling up to $92.6 million per product, and royalty payments in the mid-single digits are due on net sales of licensed products.

Sponsored Research Agreement

In connection with the Mayo Clinic license agreement, we entered into an SRA under which we will fund research supporting the CAR T Technology License in the amount of $2.1 million over a period of two years. In October 2022, the SRA was amended to include additional funding of $0.1 million.

Leiden University Medical Centre

RAG1-SCID Technology License

On November 10, 2021, we announced an exclusive license agreement with Leiden University Medical Centre (“LUMC”) for a novel ex vivo lentiviral gene therapy for the treatment of RAG1 severe combined immunodeficiency (“RAG1-SCID”).

Pursuant to this agreement, we paid an upfront fee of $0.4 million. Additional payments are due for the achievement of development and commercial milestones totaling up to $31.0 million, and royalty payments in the low to mid-single digits are due on net sales of licensed products.

Sponsored Research Agreement

In connection with the RAG1-SCID license, we entered into an SRA with LUMC under which we fund research supporting the program in the amount of 2.3 million euros over a period of five years.

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

The field of CAR T therapy is extremely active. Companies and partnerships currently engaged in clinical trials with CAR T modalities include Bristol Myers Squibb, Novartis, AstraZeneca, Janssen Pharmaceutical Company, Gilead Sciences, Galapagos NV, Autolus Therapeutics, 2seventy bio, Kyverna Therapeutics, CARGO Therapeutics, ImmPACT Bio, and Cabaletta Bio.

The gene therapy field is characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We are aware of companies currently engaged in developing gene therapies in various indications, including Abeona Therapeutics, Adverum Biotechnologies, Astellas, AVROBIO, Sio Gene, Biogen, bluebird bio, BioMarin Pharmaceutical, Krystal Biotech, MeiraGTx, Novartis Pharmaceuticals, Orchard Therapeutics, Passage Bio, Prevail Therapeutics, REGENXBIO, Rocket Pharmaceuticals, Roche, Sangamo Therapeutics, Sarepta Therapeutics, Solid Biosciences, Ultragenyx Pharmaceuticals, uniQure and Voyager Therapeutics, as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression.

EMPLOYEES

As of December 31, 2023, we had 80 full-time employees. None of our employees is represented by a labor union or covered under a collective bargaining agreement, and we consider our employee relations to be good. Employees of Fortress also make valuable financial, legal, scientific and other strategic contributions to our Company on a regular basis.

SUPPLY AND MANUFACTURING

As an early-stage development company, we rely on our research partners to manufacture or have manufactured all LV vectors used in the clinical development programs currently in progress at COH, Fred Hutch, St. Jude, the NIH, and LUMC under the IND applications filed by these institutions. In addition, we rely on the NIH to produce oncolytic virus for UAB, the clinical trial site for the Phase 1 trial of Nationwide’s herpes simplex virus type 1 oncolytic virus (MB-108). We will continue to rely on our research partners to manufacture lentiviral vectors and oncolytic virus for our IND trials until such time as material is available from our contract manufacturing organizations.

Pursuant to the March 2015 Licensing Agreement with COH, we have the right to make and have made the cellular products, and we have negotiated Investigator-Initiated Clinical Research Support Agreements with COH and Fred Hutch which specify the cell processing costs and numbers of patients which will be supplied under filed protocols. Our research partners have extensive experience manufacturing clinical materials for development studies, but we are currently dependent on both their capacity limitations and continued operating success to manufacture LV vector and to process cells for all CAR T clinical trials for which these partners hold the INDs, as well as to have manufactured oncolytic virus for the MB-108 investigator-IND clinical trial being conducted at UAB.

We have limited experience in processing cells for clinical or commercial purposes. In 2018, we opened our own cell processing facility in Worcester, Massachusetts, in order to manufacture and supply cellular product candidates for all clinical trials that will be conducted under IND applications to be filed by us. In May 2023, we entered into an Asset Purchase Agreement with uBriGene (Boston) Biosciences, Inc., pursuant to which we agreed to sell our leasehold interests in our cell processing facility and associated assets relating to the manufacturing and production of cell and gene therapies. On July 28, 2023, we completed the sale of all of our assets relating to our operations primarily relating to the manufacturing and production of cell and gene therapies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

In May 2021, the FDA accepted our IND to initiate a multi-center Phase 1/2 clinical trial of MB-106 (CD20) under our IND. In October 2023, the FDA accepted our IND application to initiate a Phase 1 clinical trial of MB-109. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.

We expect to rely on contract manufacturing relationships for LV vectors and for the MB-108 oncolytic virus, as well as for any non-CAR T products that we may in-license or acquire in the future for co-administration with our CAR T products. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers for these current and potential future non-CAR T products would be subject to ongoing periodic and unannounced inspections by the FDA, and corresponding state agencies, to ensure strict compliance with the Current Good Manufacturing Practice regulations (“cGMP”) and other state and federal regulations. Our contractors, if any, in Europe would face similar challenges from the numerous EU and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

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

GOVERNMENT AND INDUSTRY REGULATIONS

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and, if approved, marketing of our product candidates, as well as our ongoing research and development activities. None of our product candidates has been approved for sale in any market. Before marketing in the U.S., any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDCA. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, and the sale and distribution of biopharmaceutical products.

U.S. Drug Development

The regulatory review and approval process is lengthy, expensive and uncertain. We are required to submit extensive preclinical and clinical data and supporting information to the FDA for each indication or use to establish a product candidate’s safety and efficacy before we can secure FDA approval to market or sell a product in the U.S. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or surveillance. Before commencing clinical trials in humans, we must submit an IND to the FDA containing, among other things, preclinical data, chemistry, manufacturing and control information, and an investigative plan. Our submission of an IND may not result in FDA authorization to commence a clinical trial. Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted

FDA Expedited Review and Approval Programs

FDA has various programs, including fast track designation, regenerative medicine advanced therapy (RMAT) designation, breakthrough therapy designation (BTD), accelerated approval, and priority review that are intended to expedite the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address existing unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for fast track designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life-threatening disease or condition and based on preclinical or preliminary clinical data that demonstrates the potential to address an unmet medical need in the intended patient population. The FDA will determine that a product will fulfill an unmet medical need if it will provide a therapy where either none exists or provide a therapy that may be potentially superior to an existing therapy based on efficacy or safety factors.

A drug is eligible for RMAT designation if it is a regenerative medicine therapy which is defined as either a cell therapy, therapeutic tissue engineered product, human cell and tissue product, or a combination therapy using any such therapies or products , it is intended to treat, modify, reverse, or cure a serious condition; and preliminary clinical evidence indicates that the regenerative medicine therapy has the potential to address the unmet medical needs for such conditions. Advantages of RMAT designation include all the benefits of the fast track designation, including early interactions with FDA.  The FDA must respond to a request for RMAT designation within 60 calendar days of receipt of the request. As with other expedited development programs, if RMAT designation has been granted but, later in development, the product no longer meets the qualifying criteria, then CBER may rescind the RMAT designation.

Moreover, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval, of a breakthrough therapy.

The FDA may give a priority review designation within 60 days of submission of a BLA or NDA to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. If granted, a priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Products that are eligible for fast track, RMAT or breakthrough therapy designation may be eligible to receive a priority review if the criteria for priority review are met at the time of the BLA or NDA submission.

In addition, studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Approval is determined on the basis of adequate and well-controlled clinical trials that establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint and under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

Clinical Trials

To support a new drug application (“NDA”) or biologics license application (“BLA”) approval, clinical trials are typically conducted in the following sequential phases:

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

In addition, the FDA, or equivalent foreign regulatory authority, or a data safety monitoring committee for a clinical trial may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk, or for futility. Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a product candidate, known as toxicological studies, or clinical trials of product candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our product candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

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

The FDA has established the Office of Tissues and Advanced Therapies, formerly called the Office of Therapeutic Proteins, which is a super office within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell and gene therapies and related products. and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review, if requested by FDA. The FDA is not bound by the recommendations of an Advisory Committee, but it considers them carefully when making decisions. There are a number of additional requirements that apply exclusively to clinical trials involving this class of products. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development. These guidelines relate to, among other things: preclinical evaluation of gene therapies, design of clinical studies, and the chemistry, manufacturing and control information that should be included in an initial IND application and throughout clinical development to support a NDA or BLA application. Measures to observe for delayed adverse effects in subjects who have been exposed to investigational gene therapies are required. Per the guidelines, FDA requires that sponsors observe subjects for potential gene therapy-related delayed adverse events which can be, dependent upon various factors, up to a period of 15 years post treatment.

FDA Review and Approval

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

Although uncommon, the FDA may request a Risk Evaluation and Mitigation Strategy, or REMS, as part of an NDA or BLA approval for products with serious safety concerns to help ensure that the benefits of the product outweigh the risks. The REMS plan may contain post-marketing obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and perhaps the conduct of Phase 4 follow-up studies and/or patient registries to ensure the continued safe use of the drug.

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

Post-Marketing Requirements

Following approval, we and the new product are subject to continuing regulation by the FDA, which include monitoring and recordkeeping activities, reporting of adverse experiences and complying with promotion and advertising requirements, which include prohibitions on the promotion of the drugs for unapproved, or “off-label” uses. Although physicians may prescribe legally available drugs for off-label treatments, manufacturers may not promote such non-FDA approved uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use and an on-going basis. Further, if there are any modifications to the drug, including changes to indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a supplemental NDA/BLA or new NDA/BLA, which may require the applicant to develop additional data or conduct additional preclinical studies or clinical trials.

The FDA regulations require that products be manufactured in specific approved facilities and in accordance with current Good Manufacturing Practices (“CGMPs”). These regulations require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from CGMPs. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic, inspections by the FDA and certain state agencies for compliance with CGMPs and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with CGMPs. The discovery of violative conditions, including failure to conform to CGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA/BLA, including voluntary recalls and product seizures.

Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrections to advertising or communications to doctors and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. New government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), an NDA or BLA or supplement to an NDA or BLA may need to contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation in which the product is safe and effective. The FDA may however grant deferrals for submission of pediatric data or full or partial waivers. Non-oncology drugs are exempt from PREA if they were granted an orphan drug designation.

The Food and Drug Administration Safety and Innovation Act (“FDASIA”), requires that a sponsor who is planning to submit an NDA or BLA , or a supplement to an approved NDA or BLA, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“iPSP”), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. In the event a Phase 3 study is not planned the iPSP must be submitted no later than 210 calendar days before the planed NDA of BLA submission, Oncology products intended to treat adult cancers is also required to submit an iPSP including those products which were granted an orphan drug designation. The initial PSP must include an outline of the pediatric trial(s) that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials. The FDA and the sponsor must reach an agreement on the PSP, but the sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and other clinical development programs. A sponsor should not submit an NDA or BLA until the FDA confirms agreement on the iPSP.

In the EU, a pediatric investigation plan (PIP) is a development plan aimed at ensuring that the necessary data are obtained through studies in children, to support the authorization of a medicine for children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed upon PIP, unless there is a deferral or waiver.

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation (“ODD”) to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the U.S. In the EU, the European Commission, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products (“COMP”), grants orphan medicinal product designation in respect of products that are intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In addition, designation may be granted for products intended for the diagnosis, prevention or treatment of a life threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In each case, there must be no satisfactory method of diagnosis, prevention or treatment of the applicable condition authorized for marketing in the EU, or, if such a method exists, the sponsor must establish that its product would be of significant benefit to those affected by the condition.

In the U.S., orphan drug status, which is granted following the approval of the NDA or BLA, entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

In the EU, orphan medicinal product designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested before submitting an application (NDA/BLA) for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Other Healthcare Laws and Compliance Requirements

Manufacturing, sales, promotion and other activities following product candidate approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the U.S. Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

We will also be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal health care program;

•

The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;

•

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program, obtaining money or property of the health care benefit program through false representations or knowingly and willingly falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•

The provision under the Affordable Care Act (“ACA”) commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers and group purchasing organizations; applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

•

The Foreign Corrupt Practices Act (“FCPA”) generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA; and

•

State law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state-to-state thereby complicating compliance efforts.

Pharmaceutical Coverage, Pricing and Reimbursement

In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for any product for which we obtain regulatory approval to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the health care reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

International Regulation

In addition to regulations in the U.S., there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Item 1A.Risk Factors

Investing in our common stock or any other type of equity or debt securities we may offer (together, our “Securities”) involves a high degree of risk. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us, or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. Some of the statements in the following risk factors constitute forward-looking statements. Please see the section titled “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have a limited operating history. We have focused primarily on organizing, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data or clinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $51.6 million and $77.5 million for the years ended December 31, 2023 and 2022, respectively, and we had an accumulated deficit of $381.0 million as of December 31, 2023. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our Company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our Company could also cause you to lose all or part of your investment in our Securities.

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, (which may not be available on acceptable terms to us, or at all) and/or delay, limit or terminate our product development efforts or other operations.

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

As of December 31, 2023, our cash and cash equivalents were $6.2 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2023 are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

In addition, in order to address our current funding constraints, we may be required to further revise our business plan and strategy, which may result in us (i) further curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates, (ii) selling certain of our assets and/or (iii) may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. Such actions may become necessary whether or not we are able to raise additional capital. As a result, our business, financial condition, and results of operations could be materially affected.

Our short operating history makes it difficult to evaluate our business and prospects.

We have been conducting operations only since our incorporation in March 2015. Our operations to date have been limited. We have not yet demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a clinical scale or commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require substantial additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of December 31, 2023, we had $7.0 million in cash and restricted cash and have not generated positive cash flows from operations. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our Securities.

In order to carry out our business plan and implement our strategy, we will need to obtain substantial additional financing and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Additional funding may be more difficult to obtain, or may be more expensive, as a result of recent increases in inflation and interest rates in the U.S. economy generally. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or, if approved, commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;

●	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

●	the rate of progress and costs of our efforts to prepare for the submission of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

●	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

●	the effect of competing technological and market developments;

●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates;

●	the success of the commercialization of one or more of our product candidates, if approved;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	macroeconomic factors such as inflationary pressures, rising interest rates, liquidity constraints, failures and instability in U.S. and international financial banking systems, supply disruptions due to political unrest, conflict and war or other factors, and pandemics.

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

As of the date of this Form 10-K, our public float was less than $75 million. As a result, for sales following the date of this Form 10-K, and until we again have a public float with a value in exceeds of $75 million, if ever, we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, and the rules of the Nasdaq Stock Exchange. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

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

The successful development, and any commercialization, of our technologies and any product candidates that may occur would require us to successfully perform a variety of functions, including:

●	developing our technology platform;
●	identifying, developing, formulating, manufacturing and, if approved, commercializing product candidates;
●	entering into successful licensing and other arrangements with product development partners;
●	participating in regulatory approval processes, including ultimately gaining approval to market a drug product, which may not occur;
●	obtaining sufficient quantities of our product candidates from our third-party manufacturers to meet clinical trial needs and, if approved, to meet commercial demand at launch and thereafter;
●	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
●	conducting sales and marketing activities including hiring, training, deploying and supporting our sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may establish;
●	maintaining patent protection and regulatory exclusivity for our product candidates; and

●	raising additional required capital on acceptable terms.

Our operations have historically been limited to organizing, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data or clinical data for various product candidates. These operations provide a limited basis to assess our ability to continue to develop our technology, identify product candidates, develop and commercialize any product candidates we are able to identify and enter into successful collaborative arrangements with other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

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

Our product candidates are emerging technologies and, consequently, it is conceivable that such technologies may ultimately fail to develop into commercially viable therapies to treat human patients with cancer or other diseases. One of the reasons for the lack of commercial viability could be our inability to obtain regulatory approval for such technologies.

CAR T is a new approach to cancer treatment that presents significant challenges.

We have concentrated much of our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidates in particular. Because CAR T is a relatively new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including, but not necessarily limited to:

●	obtaining regulatory approval from the FDA and other regulatory authorities that may have very limited experience with the commercial development of genetically modified T cell therapies for cancer;
●	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
●	conditioning patients with chemotherapy in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our product candidates;
●	educating medical personnel regarding the potential side effect profile of each of our product candidates;
●	developing processes for the safe administration of these product candidates, including long-term follow-up for all patients who receive our product candidates;
●	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;
●	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;
●	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and
●	developing therapies for types of cancers beyond those addressed by our current product candidates.

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

Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or will be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage and our future clinical trials may not be successful. The commencement or conduct of clinical trials can be delayed for a variety of reasons, including, but not necessarily limited to, delays in:

●	commencing a clinical trial as a result of regulatory authority action;
●	identifying, recruiting and training suitable clinical investigators;
●	reaching and preserving agreements on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
●	obtaining sufficient quantities of a product candidate for use in clinical trials;
●	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
●	developing and validating companion diagnostics on a timely basis, if required;
●	adding new clinical sites once a trial has begun;
●	change in the principal investigator or other key staff overseeing the clinical trial at a given site;
●	identifying, recruiting and enrolling patients to participate in a clinical trial; or
●	retaining (or replacing) patients who have initiated a clinical trial but who may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, personal issues, or other reasons.

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs and delay or prevent our ability to complete development of that product candidate or generate product revenues, if approved.

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

If any of our product candidates are approved and we or our contract manufacturer(s) fail to produce the product, or components of the product, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of our product candidates, if approved, or be unable to meet market demand, and may lose potential revenues.

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

If the contract manufacturers upon whom we may rely to manufacture one or more of our product candidates, and any future product candidate we may in-license, fails to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our approved product and we would lose potential revenues.

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

Additionally, if one or more of our product candidates or any future product candidate receives marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may require the addition of unfavorable labeling statements, including specific warnings , black box warnings, adverse reactions, precautions, and/or contraindications;
●	regulatory authorities may suspend or withdraw their approval of the product, and/or require it to be removed from the market;
●	we may be required to recall a product, be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any of our product candidates or any future product candidate or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues, or any revenues, from their sale.

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

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market any approved product for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetics Act (“FDCA”) relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, operations, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters, untitled letters, Form 483s, import alerts, and/or inspection observations;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits;
●	suspension or withdrawal of marketing or regulatory approvals;
●	suspension of any ongoing clinical trials;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions, consent decrees, and/or the imposition of civil or criminal penalties.

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

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of the U.S. Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007, (“FDAAA”), grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any of our product candidates, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any of our product candidates, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize our product candidates may be otherwise adversely impacted.

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

If any of our product candidates are successfully developed but, if approved, do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that any such product candidates generate from sales will be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such approved product as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of cancer clinics and patients of the product as a safe and effective treatment;

●	the safety of such product candidates seen in a broader patient group, (i.e., based on actual use);
●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●	changes in regulatory requirements by government authorities for our product candidates;
●	the relative convenience and ease of administration of the product candidate for clinical practices;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;
●	changes in the standard of care for the targeted indications for our product candidate or future product candidates, which could reduce the marketing impact of any labeling or marketing claims that we could make following FDA approval;
●	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of our sales and marketing efforts.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. We intend to seek approval to market our product candidates in the U.S., the EU and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates, if approved. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or future introduced products, and third-party payors may not approve our product candidates, if approved, for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

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

In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates, if approved, is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such a country.

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

Factors that may inhibit our efforts to commercialize our product candidates, if approved, on our own include, but are not necessarily limited to:

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for one or more of our product candidates or a future product candidate we may license or acquire and, if approved, may have to limit their commercialization.

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, and, if approved, during marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;
●	suspension or termination of clinical trial sites or entire trial programs;
●	decreased demand for any product candidates or products that we may develop;
●	initiation of investigations by regulators;
●	impairment of our business reputation;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	loss of revenues;
●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize our product candidate or future product candidates, if approved.

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

There are many different types of cancer, and a treatment that is effective against one type of cancer may not be effective against another. CAR T or other technologies we pursue may only be effective in combating specific types of cancer but not others. Even if one or more of our product candidates, if approved, proves to be an effective treatment against a given type of cancer, the number of patients suffering from such cancer may be small, in which case potential sales from a therapy designed to combat such cancer would be limited.

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

These regulatory review agencies, committees and advisory groups and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and, if approved, commercialization of these treatment candidates or lead to significant post-approval studies, limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices (“GLPs”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our preclinical studies and/or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, if approved.

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

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, St. Jude, UAB, Mayo Clinic and LUMC pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his team at COH, of Drs. Brian Till and Mazyar Shadman and their team at Fred Hutch, of Drs. Stephen Gottschalk and Ewelina Mamcarz and their team at St. Jude, of Dr. James M. Markert and his team at UAB, of Dr. Larry R. Pease and his team at Mayo Clinic, and of Dr. Frank J. Staal and his team at LUMC. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials. Forces beyond our control, including the continuing effects of the COVID-19 pandemic, could disrupt the global supply chain and impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture our product candidates. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our product candidates, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

Our reliance on these third parties for manufacturing LV vector reduces our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For products that we develop and commercialize, if approved, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies is conducted in accordance with the study plan and protocols, and that our LV vectors are manufactured in accordance with GMP as applied in the relevant jurisdictions.

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

We may be forced to enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture LV vector for our drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval or impact our ability to successfully commercialize our product candidates or any future product candidates, if approved. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

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

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could prevent or delay marketing approval of our product candidate, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “PPACA” or collectively, the “ACA”), substantially regulates the way healthcare is financed by both governmental and private insurers in the United States. Among other things, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation (“CMMI”) at the CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021 includes a provision that will eliminated the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current or future product candidates. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of any current or future product candidates, if any, may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business or the business of our partners. The U.S. government has shut down several times in the past, and certain regulatory agencies, such as the FDA, have had to furlough nonessential FDA employees and stop routine activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the timing of our or our partners’ development process may be delayed, which could result in delayed milestone revenues and materially harm our operations or business.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal health care program;
•

The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;

•

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program, obtaining money or property of the health care benefit program through false representations or knowingly and willingly falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•

The provision under the Affordable Care Act (“ACA”) commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers and group purchasing organizations; applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

•

The Foreign Corrupt Practices Act (“FCPA”) generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA; and

•

State law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state-to-state thereby complicating compliance efforts.

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

Pursuant to the terms of the Class A Preferred Stock held by Fortress, Fortress is entitled to cast, for each share of Class A Preferred held by Fortress, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding Class A common shares and the Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Accordingly, Fortress is able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Fortress may not always coincide with the interests of other stockholders, and Fortress may take actions that advance its own interests and are contrary to the desires of our other stockholders. Moreover, this concentration of voting power may delay, prevent or deter a change in control of us even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets, and might affect the prevailing market price of our common stock.

Fortress has the right to receive a significant grant of shares of our common stock annually which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on January 1st, payable in shares of common stock in an amount equal to two and one-half percent (2.5%) of our fully-diluted outstanding capital stock as of the business day immediately prior to January 1st of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if the value of our Company has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Founders Agreement).

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

We share some directors with Fortress which could create conflicts of interest between the two companies in the future. While we believe that the Founders Agreement and the Management Services Agreement were negotiated by independent parties on both sides on arm’s length terms, and the fiduciary duties of both parties were thereby satisfied, in the future situations may arise under the operation of both agreements that may create a conflict of interest. We will have to be diligent to ensure that any such situation is resolved by independent parties. In particular, under the Management Services Agreement, Fortress and its affiliates are free to pursue opportunities which could potentially be of interest to us, and they are not required to notify us prior to pursuing such opportunities. Any conflict of interest or pursuit by Fortress of such a corporate opportunity could expose us to claims by our investors and/or creditors and could harm our results of operations.

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

Despite the implementation of our internal security and business continuity measures and our information technology infrastructure, our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, data center facilities, lab equipment, and connection to the internet, face the risk of breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, which could cause significant disruptions in our operations.

Health pandemics or epidemics, such as the COVID-19 pandemic, have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. In addition, impact on the operations of the FDA or other regulatory authorities could negatively affect our planned approval processes. Finally, economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated. The effects of epidemics and pandemic are highly uncertain and subject to change. If we are not able to respond to and manage the impact of such events effectively, our business, operating results, financial condition and cash flows could be adversely affected.

Our growth is subject to economic and geopolitical conditions.

Our business is affected by global and local economic and geopolitical conditions as well as the state of the financial markets, inflation, recession, financial liquidity, currency volatility, growth, and policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Geopolitical changes, including war or other conflicts (including the conflicts between Russia and Ukraine and Israel and Hamas), some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	announcements concerning the progress of our efforts to obtain regulatory approval for and, if approved, commercialize our product candidates or any future product candidate, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching these product candidates, if approved;

●	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	the failure of one or more of our product candidates or any future product candidate, if approved, to achieve commercial success;

●	announcements of the introduction of new products by us or our competitors;

●	developments concerning product development results or intellectual property rights of others;

●	litigation or public concern about the safety of our potential products;

●	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

●	deviations in our operating results from the estimates of securities analysts or other analyst comments;

●	additions or departures of key personnel;

●	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

●	developments concerning current or future strategic collaborations; and

●	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Risks Relating to Sale of Our Manufacturing Facility

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” on May 18, 2023, we entered into an Asset Purchase Agreement, as amended on June 29, 2023, and July 28, 2023, and certain related agreements with uBriGene relating to the sale of our manufacturing facility and related assets (the “Transaction”). The following discussion of risks relating to the Transaction uses certain capitalized terms that are defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and the following discussion of risks should be read together with such discussion of the Transaction.

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

Pursuant to the Amended Asset Purchase Agreement, we and uBriGene agreed to cause our respective affiliates to use their reasonable best efforts to obtain clearance for the Transaction from CFIUS, although obtaining such clearance was not a condition to closing the Transaction. In accordance with the Amended Asset Purchase Agreement, together with uBriGene, we submitted a joint notice to CFIUS on August 10, 2023.

Following an initial 45-day review period and subsequent 45-day investigation period, on November 13, 2023, CFIUS requested that we and uBriGene withdraw and re-file our joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction. Upon CFIUS’s request, we and uBriGene submitted a request to withdraw and re-file our joint voluntary notice to CFIUS, and on November 13, 2023, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period on November 14, 2023. CFIUS’s 45-day review ended on December 28, 2023.  Since CFIUS had not concluded its review by December 28, 2023, the proceeding transitioned to a subsequent 45-day investigation period, which ended on February 12, 2024.

Following the 45-day review period and subsequent 45-day investigation period described above, on February 12, 2024, we and uBriGene requested permission to withdraw and re-file their joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction. Upon our and uBriGene’s request to withdraw and re-file their joint voluntary notice to CFIUS, on February 12, 2024, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period on February 13, 2024. The new 45-day review period will conclude no later than March 28, 2024.  If CFIUS does not conclude its review by March 28, 2024, the proceeding will transition to a second 45-day phase as CFIUS further investigates the Transaction.

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

If CFIUS requires uBriGene to divest the Transferred Assets, uBriGene is not required to sell the Transferred Assets back to us and could instead elect to sell the Transferred Assets to a third-party purchaser. If uBriGene sells the Transferred Assets to a third-party purchaser, the manufacturing and production of our lead product candidate may be disrupted. Under the terms of the MSA, uBriGene will manufacture our lead product candidate, including MB-106, upon the completion of the sale of the Facility. Pursuant to the Sub-Contracting CDMO Agreement, we will perform the manufacturing services to be performed by uBriGene under the MSA until the sale of the Facility is completed in exchange for an amount equal to our operating costs associated with our CDMO Manufacturing Services.

If uBriGene sells the Transferred Assets to a third-party purchaser, there can be no assurance that such third-party purchaser will continue to contract with us for our CDMO Manufacturing Services. Any third-party purchaser of the Transferred Assets may not be willing to contract with us to provide Company CDMO Manufacturing Services. In addition, a third-party purchaser may not be able to comply with cGMP or similar regulatory requirements related to the production of our lead product candidates or otherwise may not be able to provide manufacturing services on quality and timeliness standards that are acceptable to us. In either such case, the manufacturing of our lead product candidate may need to be transferred to an unknown CDMO and may be at risk of delays, disruptions or quality issues, any of which could significantly and adversely affect supplies of our lead product candidate and our ability to conduct clinical trials and receive regulatory approval.

If CFIUS requires uBriGene to divest the Transferred Assets and uBriGene sells the Transferred Assets back to us, we will incur significant costs associated with the repurchase and continued operation of the Facility. In addition to the payment of the repurchase price of the Facility, we will cease to be reimbursed by uBriGene for our CDMO Manufacturing Services and, as a result, will experience substantially increased expenses in connection with operating the Facility and manufacturing our lead product candidate, which could materially adversely affect our results of operations, financial condition, prospects and ability to operate as a going concern.

Certain key personnel may depart the Company upon the completion of the sale of the facility, which may adversely affect our ability to realize the anticipated benefits of the transaction; unfortunately, key personnel may also depart the Company in the event that we are unable to complete the facility transfer.

Our ability to receive the Contingent Amount from uBriGene is subject to receipt of the Landlord’s consent to the Proposed Lease Transfer and our ability to raise additional capital; if we do not receive such consent from the Landlord and/or are unable to raise the requisite amount of capital, we will not receive the full purchase price for the Transaction which may have a material adverse effect on our financial condition.

Pursuant to the Asset Purchase Agreement, in addition to the base purchase price paid to us upon closing of the Transaction, uBriGene will also pay a Contingent Amount to us as consideration of the Transaction once we (i) complete an issuance of equity securities in an amount equal to or greater than $10,000,000 (the “Contingent Capital Raise”) and (ii) obtains the consent of the Landlord to the Proposed Lease Transfer. As of December 31, 2023, we had completed issuances of equity securities for proceeds totaling approximately $4.6 million following the Closing Date. If we are unable to close the full amount of the Contingent Capital Raise and/or do not receive the Landlord’s consent to the Proposed Lease Transfer within two years from the Closing Date, uBriGene will no longer be obligated to pay the Contingent Amount to us.

If we do not receive the Contingent Amount our business, prospects, financial condition, results of operation and ability to operate as a going concern will be materially and adversely affected, and we may be required to implement further cost reduction strategies.

Item 1B.       Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats. We also engage with third parties, including consultants, to enhance our security processes.

We have previously engaged and currently engage third parties to assess the effectiveness of our cybersecurity and technology management strategy and continue to seek to implement new, and improve existing, processes regularly to adjust for changes in technology, internal or external threats, business strategy, and regulatory requirements. We, and our third parties, have deployed managed detection and response services to monitor our technology infrastructure and information systems for possible threats. Our technology management strategy also includes ongoing security training and education for employees regarding threats, including their role and responsibility in detecting and responding to such threats.

We review the processes of our third-party vendors and consider their ability to adhere to relevant industry practices and maintain adequate technology risk programs. In addition, we maintain cyber and cyber-related crime insurance coverage policies as part of our overall risk management strategy, however, our policies may not be sufficient to cover against all potential future claims, if any.

In the last two fiscal years, we have not identified cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition. Although we proactively attempt to prevent all threats, we are unable to eliminate all risk from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see Item 1A. Risk Factors “Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.”

Cybersecurity Governance

While our board of directors is responsible for oversight and risk management in general, our Audit Committee provides oversight of our technology management strategy to ensure that cybersecurity threats and risks are identified, evaluated, and managed. The Audit Committee receives periodic updates from our management team regarding the overall state of our technology management strategy and any relevant risks from cybersecurity threats and cybersecurity incidents.

Our management team is responsible for assessing and managing the material risks from cybersecurity threats. Our management team members have expertise in information systems, compliance and corporate governance, which we believe are disciplines that are effective in the management of the Company’s cybersecurity risk. Our management team is informed of and monitors the prevention, detection, and mitigation of cybersecurity threats and incidents.

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

On June 14, 2022, we entered into a sublease agreement with The Paul Revere Life Insurance Company. Pursuant to the terms of the sublease agreement, we agreed to sublease 26,503 square feet, located at 1 Mercantile Street, Worcester, MA (the “Mercantile Street Facility”), through January 2030. Base rent, net of abatements of $1.2 million, totals approximately $3.4 million. On July 18, 2023, we executed, with a retroactive effective date of June 15, 2023, a Third Amendment to the Sublease, with the Paul Revere Life Insurance Company, pursuant to which we relocated from the 26,503 square feet of rentable space on the fourth floor of the Mercantile Street Facility to 11,916 square feet of rentable space on the second floor. There were no modifications to the lease term. The reduction of the rentable space resulted in a decrease in the base rent and abatements. Base rent, net of abatements of $0.2 million, totals approximately $1.6 million, for the reduced space.

Item 3.      Legal Proceedings

We have submitted a joint voluntary notice to the U.S. Committee on Foreign Investment in the United States (“CFIUS”) in connection with the sale of manufacturing facility and associated assets to a third party. Such transaction is currently under review by CFIUS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information.

Except as set forth above, we are not involved in any legal proceedings that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our company or our officers or directors in their capacities as such.

Item 4.        Mine Safety Disclosures

Not applicable

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “MBIO.”

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Holders of Record

As of March 8, 2024, there were approximately 71 holders of record of our common stock and one holder of record for our Class A common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant.

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

Overview

We are a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs in cell and gene therapies into potential cures for hematologic cancers, solid tumors and rare genetic diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

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

We expect to incur substantial expenses for the foreseeable future relating to research, development and commercialization of our potential products. However, there can be no assurance that we will be successful in securing additional resources when needed, on terms acceptable to us, if at all. Therefore, there exists substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

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

We are developing a CAR T therapy for hematologic malignancies in partnership with Fred Hutch targeting CD20 (MB-106). On May 18, 2023, we announced a series of changes resulting from a review of our portfolio of product candidates to determine the future strategy of our programs and the proper allocation of our resources. Following this review, we determined to discontinue development of our MB-102 (CD123), MB-103 (HER2), MB-104 (CS1) and MB-105 (PSCA) programs (such programs, the “Discontinued Programs”), comprising a portion of our portfolio of CAR T therapies being developed by us in partnership with City of Hope.

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

In August 2023, we announced the first data from the indolent lymphoma cohort of our company-sponsored multicenter clinical trial, demonstrating clinical responses as well as safety and efficacy consistent with the ongoing Phase 1/2 Fred Hutch-sponsored clinical trial. The multicenter study data showed substantial clinical benefit in four of four patients with relapsed or refractory indolent non-Hodgkin lymphoma (“NHL”) at the starting dose of 3.3 x 106 CAR-T cells/kg, a dose comparable to that employed for the majority of the indolent lymphoma patients in the Fred Hutch trial. The multicenter data also showed persistence of CAR-T cells at 6+ months and favorable safety data, with only Grade 1 cytokine release syndrome reported to date in each of the 4 patients and no immune effector cell-associated neurotoxicity syndrome of any grade reported in any patient. Two patients with follicular lymphoma had complete response by both PET-CT and bone marrow, one of whom had been previously treated with a CD19-directed CAR-T. A third patient, with a diagnosis of WM, who had nine prior treatments and high disease burden, achieved a very good partial response characterized by complete metabolic response by PET-CT, morphologic clearance of lymphoma in bone marrow, and resolution of the IgM monoclonal protein. The fourth patient, with a diagnosis of hairy cell leukemia variant, who had been heavily transfusion dependent, continued to have stable disease with decreased disease in his bone marrow and achieved complete transfusion independence, which was ongoing at six plus months. Following treatment of these four indolent NHL patients, the Safety Review Committee unanimously approved dose escalation in the indolent lymphoma cohort to the second and final dose level of 1.0 x 107 CAR-T cells/kg.

In December 2023, we presented interim Phase 1/2 data from our multicenter clinical trial at the 65th American Society of Hematology Annual Meeting. taking place December 8 through 12, 2023. At this meeting, we presented data for the 9 patients (5 FL, 3 WM and 1 hairy cell leukemia variant) treated in the indolent NHL arm of the multicenter clinical trial. As planned, 2 dose levels (DL1=3.3×106 CAR T-cells/kg [n=4] and DL2=1.0×107 CAR T-cells/kg [n=5]) were evaluated. All patients responded clinically, yielding an overall response rate of 100% among the FL and WM patients. All 5 FL patients, including 2 who had prior CD19 CAR T-cell therapy, achieved a complete response. Among the WM patients, 1 achieved a very good partial response and 2 achieved a partial response. The hairy cell leukemia variant patient experienced stable disease and achieved transfusion independence. The data demonstrate that MB-106 has a tolerable safety profile, with no occurrence of CRS above grade 1 and no occurrence of ICANS of any grade, despite not using prophylactic tocilizumab or dexamethasone. MB-106 expansion and persistence was demonstrated in these patients. Additionally, outpatient administration of MB-106 was allowed and found to be feasible.

In the first quarter of 2024, the Company expects to receive FDA feedback in an End-of-Phase 1 Meeting on its strategy to conduct a non-randomized registrational multicenter trial in relapsed or refractory WM. In the second half of 2024, the Company expects to treat the first patient in that trial, which could enable top-line results in the second half of 2026. In order to facilitate interactions with the FDA throughout this process, we anticipate requesting Regenerative Medicine Advanced Therapy (‘RMAT’) designation for indolent lymphoma – which includes WM – from the FDA in the first half of 2024. We are currently evaluating the extent to which we can continue the development of MB-106 in other NHL subtypes, subject to allocation of resources.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

In April 2022, we announced interim data from two ongoing investigator-sponsored Phase 1 clinical trials evaluating two clinical candidates, MB‐101 (IL13Rα2‐targeted CAR T cell therapy licensed from City of Hope) and MB-108 (herpes simplex virus type 1 oncolytic virus licensed from Nationwide Children’s Hospital) for the treatment of recurrent glioblastoma.

On October 26, 2023, we announced that the FDA accepted our IND application for MB-109 for the treatment of recurrent glioblastoma (“GBM”) and high-grade astrocytoma. We are evaluating the timing for initiation of a Phase 1 multicenter clinical trial at City of Hope and the University of Alabama at Birmingham (“UAB”) to assess the safety, tolerability and efficacy of MB-109 in adult patients with recurrent GBM and high-grade astrocytomas that express IL13Rα2 on the surface of the tumor cells, subject to allocation of resources.

In March 2024, we announced the publication of Phase 1 data demonstrating the safety and promising clinical activity of MB-101 in patients with recurrent and refractory malignant glioma, including glioblastoma, in Nature Medicine. Stable disease or better was achieved in 50% (29/58) of heavily pretreated patients lasting at least 2 months, with 2 partial responses, 1 complete response, and a second complete response in a patient with recurrent glioblastoma who received additional CAR T-cell cycles off-protocol. Patients with recurrent glioblastoma who received MB-101, manufactured using an optimized process, via dual intratumoral (ICT)/ intraventricular (ICV) delivery exhibited a superior median overall survival of 10.2 months, compared the expected survival rate of 6.0 months in patients with recurrent GBM. MB-101 delivered via ICT, ICV or dual ICT/ICV delivery was generally well-tolerated, with no dose limiting toxicities observed at doses up to 200×106 CAR T-cells. Higher levels of CD3+ T-cells in the tumor milieu prior to treatment was associated superior median overall survival, suggesting that immunologically “hot” tumors respond better to MB-101.

In Vivo CAR T Platform Technology

We are collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. In 2024, the Mayo Clinic expects to submit in vivo proof-of-concept data in a mouse model of cancer to a major scientific journal. We are evaluating plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified, subject to allocation of resources.

Gene Therapies

MB-117 (previously referred to as MB-107) (Ex vivo LV Gene Therapy for Newly Diagnosed X-linked Severe Combined Immunodeficiency (XSCID)) and MB-217 (previously referred to as MB-207) (Ex vivo LV Gene Therapy for Previously Transplanted XSCID)

In partnership with St. Jude, our XSCID gene therapy programs are being conducted under an exclusive license to develop a potentially curative treatment for XSCID, a rare genetic immune system condition in which affected patients do not live beyond infancy without treatment. St. Jude’s first-in-class ex vivo LV gene therapy has been utilized in two Phase 1/2 clinical trials involving two different autologous cell products produced via transduction of patients’ hematopoietic stem cells using a predecessor LV vector. These cell products were designated MB-107 and MB-207, and the respective Phase 1/2 clinical trials were: a multicenter trial of the MB-107 product in newly diagnosed infants sponsored by St. Jude (ClinicalTrials.gov Identifier: NCT01512888; referred to at St. Jude as LVXSCID-ND) and a single-center trial of the MB-207 product in previously transplanted patients sponsored by the National Institutes of Health (“NIH”) (ClinicalTrials.gov Identifier: NCT01306019; referred to at the NIH as LVXSCID-OC).

Going forward, this predecessor LV vector will be replaced by a modified LV vector which will be used to produce the MB-117 and MB-217 cell products. In 2024, following availability of the modified LVV, we expect that St. Jude will initiate its Phase 1 trial to treat newly diagnosed infants with MB-117 and that the NIH will initiate its Phase 1 trial to treat previously transplanted patients with MB-217.

LUMC License

MB-110, a first-in-class ex vivo treatment for RAG1 SCID, is currently being evaluated at LUMC in a Phase 1/2 multicenter clinical trial in Europe. In 2022 the first patient was treated without any complications, after which the patient developed a functioning immune system which responded well to the standard vaccinations for newborns. We are evaluating the extent to which we will progress this program, subject to allocation of resources.

Recent Events

Sale of Manufacturing Facility – Overview of Transaction

As previously disclosed, on May 18, 2023, we entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc., a Delaware corporation (“uBriGene”), pursuant to which we agreed to sell our leasehold interest in our cell processing facility located in Worcester, Massachusetts (the “Facility”), and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene (the “Transaction”). We and uBriGene subsequently entered into Amendment No. 1, dated as of June 29, 2023, and Amendment No. 2, dated as of July 28, 2023, to the Original Asset Purchase Agreement (the Original Asset Purchase Agreement, as so amended, the “Asset Purchase Agreement”).

On July 28, 2023 (the “Closing Date”), pursuant to the Asset Purchase Agreement, we completed the sale of all of our assets that primarily relate to the manufacturing and production of cell and gene therapies at the Facility (such operations, the “Transferred Operations” and such assets, the “Transferred Assets”) to uBriGene for upfront consideration of $6 million cash (the “Base Amount”). The Transferred Assets that were transferred to uBriGene on the Closing Date include, but are not limited to: (i) our leases of equipment and other personal property and all other property, equipment, machinery, tools, supplies, inventory, fixtures and all other personal property primarily related to the Transferred Operations, (ii) the data, information, methods, quality management systems, and intellectual property primarily used for the purposes of the Transferred Operations, (iii) the records and filings, including customer and vendor lists, production data, standard operating procedures and business records relating to, used in or arising under the Transferred Operations and (iv) all transferrable business license, permits and approvals necessary to operate the Transferred Operations. As described in greater detail below, certain Transferred Assets, including our lease of the Facility and contracts that are primarily used in the Transferred Operations (the “Transferred Contracts”) did not transfer to uBriGene on the Closing Date.

Under the terms of the Asset Purchase Agreement, in addition to the Base Amount, uBriGene will be obligated to pay us a contingent amount (the “Contingent Amount”) if we, within two years from the Closing Date: (i) complete an issuance of equity securities in an aggregate amount equal to or greater than $10.0 million after the closing (the “Contingent Capital Raise”) and (ii) obtain the consent of the landlord of the Facility to transfer the lease of the Facility to uBriGene (as discussed under “—Transfer of Lease of the Facility” below). As of December 31, 2023, we had completed issuances of equity securities for proceeds totaling approximately $4.6 million following the Closing Date. If we are unable to close the full amount of the Contingent Capital Raise and/or do not receive the Landlord’s consent to the transfer the lease of the Facility to uBriGene within two years from the Closing Date, uBriGene will not be obligated to pay the Contingent Amount to us. The Contingent Amount to be paid to us upon the satisfaction of the conditions listed above will be an amount equal to $5.0 million less (i) any severance payments or other monetary obligations to our employees who support the Transferred Operations and who have accepted offers of employment with uBriGene that arise between the Closing Date and the date the lease transfers to uBriGene and (ii) any payments payable by us under Transferred Contracts in connection with the consummation of the Transaction, including any payments necessary to obtain third party consents.

Voluntary Notice to U.S. Committee on Foreign Investment in the United States

uBriGene is an indirect, wholly owned subsidiary of UBrigene (Jiangsu) Biosciences Co., Ltd., a Chinese contract development and manufacturing organization. Under the Asset Purchase Agreement, we and uBriGene agreed to use our reasonable best efforts to obtain clearance for the Transaction from the U.S. Committee on Foreign Investment in the United States (“CFIUS”), although obtaining such clearance was not a condition to closing the Transaction. In accordance with the Asset Purchase Agreement, we and uBriGene previously submitted a voluntary notice to CFIUS on August 10, 2023.

Following an initial 45-day review period and subsequent 45-day investigation period, on November 13, 2023, CFIUS requested that we and uBriGene withdraw and re-file our joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction. Upon CFIUS’s request, we and uBriGene submitted a request to withdraw and re-file our joint voluntary notice to CFIUS, and on November 13, 2023, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period on November 14, 2023. CFIUS’s 45-day review ended on December 28, 2023.  Since CFIUS had not concluded its review by December 28, 2023, the proceeding transitioned to a subsequent 45-day investigation period, which ended on February 12, 2024.

Following the 45-day review period and subsequent 45-day investigation period described above, on February 12, 2024, we and uBriGene requested permission to withdraw and re-file their joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction. Upon our and uBriGene’s request to withdraw and re-file their joint voluntary notice to CFIUS, on February 12, 2024, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period on February 13, 2024. The new 45-day review period will conclude no later than March 28, 2024.  If CFIUS does not conclude its review by March 28, 2024, the proceeding will transition to a second 45-day phase as CFIUS further investigates the Transaction.

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

We and uBriGene have been and will continue to be actively engaged with CFIUS, and they remain fully committed to obtaining clearance from CFIUS and completing the full transfer of the Facility to uBriGene. There can be no assurance, however, that CFIUS will ultimately provide clearance with respect to the Transaction, or what mitigating measures may be required in order to obtain such clearance.

Transfer of Lease of the Facility

The Asset Purchase Agreement contemplates that we will seek to procure the consent and approval of the landlord of the Facility, WCS-377 Plantation Street, Inc. (the “Landlord”), of either (i) an assignment and assumption agreement to be executed by us and uBriGene pursuant to which uBriGene would assume our lease of the Facility or (ii) a new lease agreement by and between uBriGene and the Landlord with respect to the Facility on terms and conditions acceptable to uBriGene (the “Proposed Lease Transfer”). Because the Landlord had not consented to the Proposed Lease Transfer as of the Closing Date, our lease of the Facility did not transfer to uBriGene on the Closing Date.

The Landlord has informed us that it will not consider our request for the Proposed Lease Transfer until we receive the final determination letter from CFIUS (the “CFIUS Letter”) with respect to the Transaction and provide the Landlord with a reasonably detailed summary of Mustang and uBriGene’s reaction to such final determination (the “Reaction Summary”). Upon the Landlord’s receipt of the CFIUS Letter and the Reaction Summary, the Landlord will have an additional thirty business days to make its determination on the Proposed Lease Transfer. If CFIUS conclude its action with respect to the Transaction by the end of its new 45-day review period ending March 28, 2024, then the landlord would be expected to deliver its decision regarding the Proposed Lease Transfer by April 27, 2024.

Under the Asset Purchase Agreement, the lease of the Facility is to be transferred to uBriGene within three business days following receipt of the Landlord’s consent to the Proposed Lease Transfer, if such consent is received. Unless and until the lease is transferred to uBriGene, we will retain our facility lease and facility personnel, and will continue to occupy the leasehold premises and manufacture there our lead product candidates, including MB-106, pursuant to the arrangements described below under “Manufacturing Services Agreement and Sub-Contracting CDMO Agreement”.

uBriGene’s Right to Deliver a Repurchase Notice with Respect to the Transferred Assets

Because the Facility was not assigned to uBriGene within 120 days following the Closing Date, so long as the lease has not been so assigned, uBriGene may deliver a notice to us indicating its intention to enter into good faith negotiations (the “Repurchase Notice”) to provide for us to repurchase the Transferred Assets, re-assume the transferred liabilities and resume all Transferred Operations for a repurchase price equal to the purchase price of the Transaction actually paid by uBriGene as of the repurchase date (“Repurchase Transaction”). Upon receipt of such Repurchase Notice, we and uBriGene have agreed to use our best commercial efforts to negotiate in good faith the terms of any such Repurchase Transaction.

Transferred Employees and Transferred Contracts

Under the Asset Purchase Agreement, uBriGene has agreed to (or cause one of its affiliates to) offer employment to no less than forty Company employees who support operations at the Facility on terms with base salary or hourly wages, target bonus opportunities (excluding equity-based compensation) and retirement and welfare benefits that are no less favorable than those provided by us immediately prior to the closing of the Transaction. Employees who receive and accept offers of employment from uBriGene are the “Transferred Employees.”

Because the lease of the Facility did not transfer to uBriGene on the Closing Date, the Transferred Employees and our rights in, to and under the Transferred Contracts also did not transfer to uBriGene on the Closing Date. Under the terms of the Asset Purchase Agreement, the Transferred Employees will become employees of uBriGene effective on the date that is 30 days following the completion of the Proposed Lease Transfer, and the Transferred Contracts will transfer to uBriGene on the date on which Mustang and uBriGene confirm in writing that the Landlord has notified us or uBriGene of its consent to the Proposed Lease Transfer.

Manufacturing Services Agreement and Sub-Contracting CDMO Agreement

As contemplated by the Asset Purchase Agreement, on the Closing Date, we and uBriGene entered into a Manufacturing Services Agreement (the “Manufacturing Services Agreement”). Under the Manufacturing Services Agreement, we contracted uBriGene to manufacture our lead product candidates, including MB-106, and we committed to spend at least $8.0 million over a period of two years after the closing of the Transaction to purchase manufacturing and related services (the “Manufacturing Services”) from uBriGene (the “Minimum Commitment”). We paid uBriGene 25% of the Minimum Commitment at the time of signing of the Manufacturing Services Agreement and will pay the remainder of the Minimum Commitment over the following two years. Subject to our payment of our Minimum Commitment, uBriGene will provide to us a manufacturing rebate, payable in cash at the end of the second year of the Manufacturing Services Agreement term, for any amounts paid for Manufacturing Services in excess of the Minimum Commitment (but in no event will such rebate exceed $3.0 million). In connection with the Manufacturing Services Agreement, we will provide uBriGene with the customary licenses to use intellectual property rights specific to our cell and gene therapies to the extent reasonably necessary for uBriGene’s performance under the Manufacturing Services Agreement.

In addition, as contemplated by the Asset Purchase Agreement, on the Closing Date, we and uBriGene entered into a sub-contracting Manufacturing Services Agreement (the “Sub-Contracting CDMO Agreement”), pursuant to which uBriGene contracted us to perform the Manufacturing Services to be performed by uBriGene under the Manufacturing Services Agreement and granted us a revocable, non-exclusive, royalty-free license to use the Transferred Assets in connection with the performance of such services. Under the terms of the Sub-Contracting CDMO Agreement, we will manufacture our lead product candidates, including MB-106 (the “Company CDMO Manufacturing Services”), and may from time to time manufacture other products as requested by uBriGene. Pursuant to the Sub-Contracting CDMO Agreement, the price to be paid by uBriGene in exchange for the Company CDMO Manufacturing Services  will be an amount equal to the sum of: (i) the base salary and hourly wages for the Transferred Employees for time spent performing the Company CDMO Manufacturing Services, (ii) the fees, payments, costs and expenses payable by us to third parties under any of the Transferred Contracts used to perform the CDMO Manufacturing Services (so long as such amounts are generally consistent with amounts paid by us under such Transferred Contracts immediately prior to the Closing Date and such amounts did not become payable as a result of a breach of, a default under, a termination, a cancellation or an acceleration of any right or obligation under the Transferred Contracts), and (iii) any other amounts approved in advance in writing by uBriGene. As of the date hereof, uBriGene has not notified us of any plans to request any manufacturing services under the Sub-Contracting CDMO Agreement, other than the Company CDMO Manufacturing Services. In addition, under the Sub-Contracting CDMO Agreement, Mustang and uBriGene agreed to establish a joint steering committee comprising two representatives from each of Mustang and uBriGene to review, discuss and decide on operational matters relating to the services to be performed by us under such agreement, including matters relating to expenses. In addition, we agreed to permit uBriGene to locate up to three of uBriGene’s personnel at the Facility so as to participate in meetings of the joint steering committee and allow for in-person feedback and decision-marking regarding the services to be performed by us.

In addition to other customary termination events, in the event uBriGene delivers the Repurchase Notice, the Manufacturing Services Agreement and the Sub-Contracting CDMO Agreement will terminate upon the earlier of (i) the closing of the Repurchase Transaction or (ii) 60 days after the delivery of the Repurchase Notice.

We intend to expense manufacturing costs under the MSA and Sub-Contracting CDMO Agreement and account for reimbursed costs associated with the agreements as an offset to such expense. For the year ended December 31, 2023, we expensed $4.1 million of manufacturing costs under the MSA and have a receivable of $3.2 million, net of payments received of $2.4 million, for reimbursed costs associated with the Sub-Contracting CDMO agreement.

Transition Services Agreement and Quality Services Agreement

On the Closing Date, the parties also entered into a Quality Services Agreement, pursuant to which we and uBriGene agreed to specified duties for each party with respect to the contract manufacture by uBriGene of our product candidates. The Quality Services Agreement sets forth the quality activities associated with the production, analysis, and release of such products and assigns responsibility for each activity to us and/or uBriGene. The Quality Services Agreement terminates upon the earlier of: (i) the date of expiration of the MSA or (ii) the date of termination of the MSA.

In addition, as contemplated by the Amended Asset Purchase Agreement, on the Closing Date, we and uBriGene entered into a Transition Services Agreement, which will become effective upon completion of the Proposed Lease Transfer (if such Proposed Lease Transfer is completed). Pursuant to the Transition Services Agreement, we will provide certain transitional services to uBriGene to ensure the smooth transition of operations and continuity of business for a period of six months after the effective date of the Transition Services Agreement, unless otherwise extended upon the mutual agreement of us and uBriGene.

Impact of Landlord Consent to the Proposed Lease Transfer on the Transaction

In the event the Landlord consents to the Proposed Lease Transfer, it is expected that the lease to the Facility and the Transferred Employees of the Facility will be transferred to uBriGene as described above, in accordance with the terms of the Asset Purchase Agreement. In addition, following receipt of the Landlord’s consent to the Proposed Lease Transfer (if such consent is received), the Sub-Contracting CDMO Agreement will be terminated no later than 30 days following completion of the Proposed Lease Transfer, following which uBriGene will commence the Manufacturing Services in connection with our lead product candidates, including MB-106, pursuant to the Manufacturing Services Agreement. If, however, the Landlord does not consent to the Proposed Lease Transfer the parties may mutually agree to extend the term of the Sub-Contracting CDMO Agreement indefinitely and uBriGene may continue to procure manufacturing services (including our CDMO Manufacturing Services) from us. In the event the Landlord does not consent to the Proposed Lease Transfer within 120 days of closing, uBriGene may deliver the Repurchase Notice to us, following which the parties will negotiate in good faith regarding the Repurchase Transaction. By their terms, the Manufacturing Services Agreement and the Sub-Contracting CDMO Agreement terminate upon the earlier of (i) the closing of the Repurchase Transaction or (ii) 60 days after the delivery of the Repurchase Notice.

Risks Relating to the Transaction

We are exposed to a number of risks and uncertainties relating to the Transaction. Please see “Risk Factors—Risks Relating to the Sale of Our Manufacturing Facility” for a discussion of these risks and uncertainties.

Critical Accounting Policies and Use of Estimates

Our financial statements include certain amounts that are based on management’s best estimates and judgments. Our significant estimates include, but are not limited to, useful lives assigned to long-lived assets and amortizable intangible assets, fair value of stock options and warrants, stock-based compensation, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Research and Development

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on our behalf will be expensed as services are rendered or when the milestone is achieved.

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

In accordance with ASC 730 10 25 1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. Such licenses purchased by us require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period was reflected as research and development - licenses acquired on the Statements of Operations for the years ended December 31, 2023, and 2022.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements included in this Form 10-K.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K , have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our consolidated financial statements located in “Part IV, Item 15., Exhibits and Financial Statement Schedules” in this Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2023, and 2022

	For the year ended December 31,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$40,513	$62,475	$(21,962)	(35)%
Research and development – licenses acquired	527	1,474	(947)	(64)%
Gain on sale of property and equipment	(1,466)	—	(1,466)	100%
General and administrative	9,686	12,210	(2,524)	(21)%
Total operating expenses	49,260	76,159	(26,899)	(35)%
Loss from operations	(49,260)	(76,159)	26,899	(35)%

Other income (expense)
Other income	917	1,304	(387)	(30)%
Interest income	850	689	161	23%
Interest expense	(4,109)	(3,359)	(750)	22%
Total other income (expense)	(2,342)	(1,366)	(976)	71%
Net Loss	$(51,602)	$(77,525)	$25,923	(33)%

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license, sponsored research and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of manufacturing clinical trial materials, costs associated with regulatory filings and laboratory service costs.

Research and development expenses decreased by approximately $22.0 million from $62.5 million for the year ended December 31, 2022, to $40.5 million for the year ended December 31, 2023. The decrease in research and development expense for the year ended December 31, 2023, was primarily attributable to the following:

●	$7.7 million decreased research and development employee compensation costs, including stock compensation, which includes approximately $3.4 million of costs reimbursed through the subcontracting agreement with uBriGene;
●	$8.2 million decreased laboratory supply costs, including vector manufacturing costs, which includes approximately $0.9 million of costs reimbursed through the subcontracting agreement with uBriGene;
●	$6.7 million decreased for program related costs, which primarily reflects the reduction of spend on the discontinued programs;
●	$2.9 million decreased other costs including facility related costs, depreciation, consulting; and
●	offset by approximately $3.5 million for increase costs for services provided by uBriGene.

Research and development expenses - licenses acquired decreased by $0.9 million from $1.5 million for the year ended December 31, 2022, to $0.5 million for the year ended December 31, 2023. The decrease in research and development expenses - licenses acquired for the year ended December 31, 2023, reflects approximately $0.6 million decrease for the annual stock dividend to Fortress, and $0.3 million decrease in milestone payments related to our licenses with COH in the prior year.

The following table provides a breakout of the components of research and development expenses for the year ended December 31, 2023, and 2022:

	For the year ended December 31,
($ in thousands)	2023	2022
R&D program related expenses (1)
MB-102	$(290)	$1,269
MB-106	4,727	3,953
MB-107/207	(778)	1,588
MB-109	1,140	1,511
MB-110	350	505
Mayo in situ CAR T	594	994
All others (2)	672	3,339
Total R&D development expense	6,415	13,159
R&D personnel related expenses	12,835	20,494
R&D facility and depreciation expense	2,765	3,777
R&D consulting expenses	3,286	4,312
R&D lab supplies	8,267	16,438
R&D other expense (3)	6,945	4,295
Total research and development expense	$40,513	$62,475

(1)  Includes sponsored research, license and clinical trial related costs

(2) Includes the costs for long-term follow-up and programs that were terminated.

(3) Includes services provided by uBriGene under the manufacturing services agreement.

(4) Credits reflect the termination of the programs and refunds from vendors.

Our research and development expenses may vary significantly from period to period depending on where we are in the development plans for our various programs, and the resources we have at the time to commit to those programs. The more significant costs impacting the level of expense include:

●	employee-related expenses, which include salaries and benefits;

●	license fees and milestone payments related to in-licensed products and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

●	costs associated with non-clinical activities, and regulatory approvals.

Gain on the Sale of Property and Equipment

Gain on the sale of property and equipment for the year ended December 31, 2023, is attributable to the difference between the base proceeds of $6.0 million received upon the closing of the uBriGene transaction and the relative fair value of the fixed assets sold.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

General and administrative expense decreased by approximately $2.5 million from $12.2 million for the year ended December 31, 2022, to $9.7 million for the year ended December 31, 2023. The decrease in general and administrative expense for the year ended December 31, 2023, was primarily attributable to the following:

●	$0.3 million decreased general and administrative employee compensation costs, including stock based;
●	$0.7 million decreased third-party consulting;
●	$0.6 million decreased outside services, including recruiting fees;
●	$0.8 million decreased expense related to equity fees to Fortress,
●	$0.5 million decreased other costs, including business insurance and the Management Services Agreement with Fortress; and
●	offset by $0.4 million increased professional services.

Our general and administrative expenses may vary significantly from period to period depending on the level of effort required to support our research and development group and our ongoing requirements of being a publicly traded company. The more significant costs contributing to our general and administrative expenses include the following:

●	support of our research and development activities, including potential product candidates entering the clinic;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a publicly traded company.

Other Income (Expense)

Other income (expense) consists primarily of funds received from the NIH grant, interest income earned on cash balances and interest expense on our Term Loan. For the year ended December 31, 2023, and 2022, total other expense was approximately $2.3 million and $1.3 million, respectively. The $1.0 million increase in other expense for the year ended December 31, 2023 was primarily attributable to increased interest expense of $0.8 million, which reflects $2.8 million loss on the extinguishment of debt offset by $2.0 million decrease in interest expense related to the repayment of the Term Loan, $0.4 million decrease in other income reflecting the end of the NIH grant in August 2023, partially offset by $0.2 million increase in interest income.

Liquidity and Capital Resources

We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, we had an accumulated deficit of $381.0 million.

We have funded our operations to date primarily through the sale of equity and our Term Loan. On April 11, 2023, we repaid the Term Loan, see Note 8 to the Financial Statements.

Sources of Liquidity

Registration Statements

On December 12, 2023, we filed registration statement No. 333-275997 on Form S-1, which registered the offer and sale of common stock on behalf of the Selling Stockholders, of up to 2,743,530 shares of our common stock, issuable upon the exercise of certain warrants held by the Selling Stockholders.

On October 23, 2020, we filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, we may sell up to a total of $100.0 million of our securities. The 2020 S-3 expired on October 23, 2023.

On April 23, 2021, we filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, we may sell up to a total of $200.0 million of our securities. As of December 31, 2023, approximately $195.6 million of the 2021 S-3 remains available for sale of securities.

The amount of securities we are able to sell pursuant to the registration statements on Form S-3 is limited. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Term Loan

On April 11, 2023, our long-term debt facility with Runway Growth Finance Corp. (the “Term Loan”) was terminated upon receipt by Runway of a payoff amount of $30.4 million from us comprising principal, interest and the applicable final payment amount. The loss on extinguishment was recorded in interest expense in the Statements of Operations.

Registered Direct Offering

On October 26, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional accredited investor (the “Investor”) pursuant to which we agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) 920,000 shares of common stock, at a price per share of $1.70 and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,668,236 shares of our common stock, at a price per Pre-funded Warrant equal to $1.699, the price per share, less $0.001.

The Pre-funded Warrants were sold, in lieu of shares of common stock, to the Investor whose purchase of shares of common stock in the Registered Offering would otherwise result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Investor’s option upon issuance, 9.99%) of our outstanding common stock immediately following the consumption of the Registered Offering. The Pre-funded Warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full.

The Registered Offering closed on October 30, 2023. We intend to use the net proceeds from the Registered Offering for general corporate purposes and working capital requirements, which may include, among other things, the advancement of our product candidates to obtain regulatory approval from the FDA.

In a concurrent private placement, pursuant to the terms of the Purchase Agreement, we also agreed to issue and sell unregistered warrants (the “Warrants”) to purchase up to 2,588,236 shares of Common Stock, at an offering price of $0.125 per Warrant to purchase one share of common stock (the “Private Placement” and, together with the Registered Offering, the “Registered Direct Offering”) (which offering price is included in the purchase price per Share or Pre-funded warrant). The Warrants have an exercise price of $1.58 per share (subject to customary adjustments as set forth in the Warrants), are exercisable upon issuance and will expire five and one-half years from the date of issuance. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

The Private Placement also closed on October 30, 2023, concurrently with the Registered Offering. We received approximately $4.4 million in gross proceeds from the Offerings, before deducting placement agency fees and offering expenses of approximately $0.5 million.

Pursuant to the Founders Agreement, we did not issue any shares of common stock to Fortress for the year ended December 31, 2023, and recorded the value of 64,706 shares issuable to Fortress in connection with the shares issued under the Registered Direct Offering.

At-the-Market Offering

In July 2018, we entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to the 2021 S-3. Under the Mustang ATM, we pay the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December

31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC as an Agent. On April 14, 2023, the Mustang ATM was amended to add the limitations imposed by General Instruction I.B.6 to Form S-3 and remove Oppenheimer & Co., Inc. as an Agent.

During the year ended December 31, 2023, we issued approximately 52,000 shares of common stock at an average price of $3.15 per share for gross proceeds of $163,000 under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $3,000 for net proceeds of approximately $160,000.

During the year ended December 31, 2022, we issued approximately 0.5 million shares of common stock at an average price of $12.61 per share for gross proceeds of $6.6 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $0.1 million for net proceeds of approximately $6.5 million.

Pursuant to the Founders Agreement, we did not issue any shares of common stock to Fortress for the year ended December 31, 2023, and recorded the value of 1,297 shares issuable to Fortress in connection with the shares issued under the Mustang ATM. Pursuant to the Founders Agreement, we issued 13,131 shares of common stock to Fortress at a weighted average price of $13.56 per share for the year ended December 31, 2022, in connection with the shares issued under the Mustang ATM.

The number of securities we are able to sell pursuant to the registration statements on Form S-3 is limited. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Cash Flows

The following table summarizes our cash flows during the years ended December 31, 2023, and 2022:

	For the year ended December 31,
($ in thousands)	2023	2022
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(49,477)	$(65,066)
Investing activities	5,886	(2,952)
Financing activities	(26,081)	34,056
Net change in cash, cash equivalents and restricted cash	$(69,672)	$(33,962)

Operating Activities

Net cash used in operating activities was $49.5 million for the year ended December 31, 2023, compared to $65.1 million for the year ended December 31, 2022. Net cash used in operating activities for the year ended December 31, 2023, was primarily due to approximately $51.6 million in net loss, $3.0 million change in operating assets and liabilities, and $1.5 million gain on the sale of property and equipment, partially offset by $1.9 million of depreciation expense, $0.6 million of non-cash stock compensation expenses, $0.5 million of common shares issuable in connection with our Founders Agreement, $0.1 million equity fee to Fortress related to Mustang ATM and the Registered Direct Offering, $0.1 million of amortization of debt discount, $2.8 million loss on extinguishment of debt due to the repayment of the Term Loan, $0.4 million of amortization of operating lease right-of-use assets, and $0.2 million gain on lease modification.

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

Investing Activities

Net cash provided by investing activities was $5.9 million for the year ended December 31, 2023, representing $6.0 million of proceeds from the sale of property and equipment offset by $0.1 million used in purchases of research and development licenses and fixed assets.

Net cash used in investing activities was $3.0 million for the year ended December 31, 2022, representing $2.7 million in purchases of fixed assets and $0.4 million in purchases of research and development licenses, offset by $0.1 million of proceeds from the sale of fixed assets.

Financing Activities

Net cash used in financing activities was $26.1 million during the year ended December 31, 2023, driven by repayment of the Term Loan of $30.4 million offset by $4.4 million of gross proceeds from the Registered Direct Offering, net of offering costs of $0.5 million, $0.2 million of gross proceeds from the Mustang ATM and $0.2 million raised from the issuance of our common stock in connection with our Employee Stock Purchase Plan (the “ESPP”).

Net cash provided by financing activities was $34.1 million during the year ended December 31, 2022, driven by (i) proceeds from the issuance of the Term Loan of $30.0 million, net of financing costs of $2.7 million; (ii) gross proceeds of $6.6 million, net of offering costs of $0.1 million, from the Mustang ATM; and (iii) $0.2 million raised from the issuance of our common stock in connection with our ESPP.

As of December 31, 2023, we had cash and cash equivalents of $6.2 million. Based on our current operating plan, we currently expect that such cash and cash equivalents will be sufficient to fund our operations and clinical trials through the first quarter of 2024. In the near term, our liquidity and capital resources will be significantly affected by our ability to raise additional equity capital, including receiving the Contingent Payment pursuant to the Amended Asset Purchase Agreement in connection with the sale of our Facility, as described under “Recent Developments” above. Receipt of the Contingent Payment is dependent upon our raising an additional $5.4 million through issuances of equity securities in order to complete the Contingent Capital Raise and obtaining the Landlord’s consent to the Proposed Lease transfer. The lease transfer is subject to review and approval by CFIUS. The current 45-day review period will conclude no later than March 28, 2024. If we are not able to secure the Contingent Payment by the end of the first quarter of 2024, we will continue to seek addition funding through corporate partnerships and capital markets fundraising and may face significant difficulty in funding our operations in the short term and will need to pursue other options to reduce expenses. See “Risk Factors—Risks Related to Our Finances and Capital Requirements.”

The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2023, there is substantial doubt about our ability to continue as a going concern for the next 12 months from the date of issuance of these financial statements. The financial statements included in this Form 10-K do not include any adjustments that might be necessary should operations discontinue.

As of the date of this Form 10-K, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statements will also decrease. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3.

Contractual Obligations

We enter into contracts in the normal course of business with licensors, CROs, contract manufacturing organizations (“CMOs”) and other third parties for the procurement of various products and services, including without limitation biopharmaceutical development, biologic assay development, commercialization, clinical and preclinical development, clinical trials management, pharmacovigilance and manufacturing and supply. These contracts typically do not contain minimum purchase commitments (although they may) and are generally terminable by us upon written notice. Payments due upon termination or cancelation/delay consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation; in certain cases, our contractual arrangements with CROs and CMOs include cancelation and/or delay fees and penalties.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

None.

Item 8.       Financial Statements and Supplementary Data.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2023, our internal controls over financial reporting were effective based upon those criteria.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors, including their ages as of the date of this Form 10-K.

Name	Age	Position(s)
Executive Officers
Manuel Litchman, M.D.	70	President, Chief Executive Officer, and Director
James Murphy	67	Interim Chief Financial Officer

Non-Employee Directors
Michael S. Weiss	58	Chairman of the Board of Directors and Executive Chairman
Adam J. Chill	56	Director
Neil Herskowitz	67	Director
Lindsay A. Rosenwald, M.D.	68	Director
Michael J. Zelefsky, M.D.	63	Director

Information about our Executive Officers

Manuel Litchman, M.D. - President, Chief Executive Officer, and Director

Dr. Litchman has served as our President and Chief Executive Officer, and as a member of our Board, since April 2017.  Dr. Litchman joined us from Arvinas, LLC, where he served as President and Chief Executive Officer. While at Arvinas, Dr. Litchman oversaw the advancement of the company’s pipeline of protein-degradation therapeutics for the treatment of cancers and other diseases toward Investigational New Drug applications and secured multi-target discovery collaborations with Merck and Genentech. Prior to Arvinas, Dr. Litchman spent more than 18 years with Novartis Pharmaceuticals Corporation, where he held positions of increasing responsibility related to the development of Novartis’ oncology pipeline. Most recently, Dr. Litchman served as Senior Vice President and Executive Global Program Head, CTL019, Cell & Gene Therapies Unit, where he led a collaboration with the University of Pennsylvania investigating chimeric antigen receptor modified T cells (“CAR Ts”) directed against CD19 on B cell malignancies. Prior to the CTL019 collaboration, Dr. Litchman served as Novartis’ Vice President and Head, Oncology Business Development & Licensing.  Earlier in his career, Dr. Litchman was a senior equity analyst at Ursus Capital and directed oncology/immunology clinical research at Hoffmann-La Roche Inc. Dr. Litchman received his M.D. from Yale University School of Medicine, and his B.A. from Princeton University.  He completed his internal medicine residency and hematology-oncology fellowship at New York-Presbyterian/Weill Cornell Medical Center. Based on Dr. Litchman’s biotechnology and pharmaceutical industry experience and in-depth understanding of our business, we believe that Dr. Litchman has the appropriate set of skills to serve as a member of the Board.

James Murphy - Interim Chief Financial Officer

Mr. Murphy has served as our Interim Chief Financial Officer since January 2024. Mr. Murphy has served as a consultant to several companies through Danforth, an advisory firm that provides operational and strategic support services to life science companies. During Mr. Murphy’s tenure at Danforth, he has served as interim Chief Financial Officer in both public and private life science companies since 2012.

Prior to joining Danforth, Mr. Murphy served as the Chief Financial Officer at OxiGene, Inc., a publicly traded biotechnology company, from February 2004 to April 2012. Mr. Murphy began his career in the life sciences sector in 1990 when he joined Sepracor Inc., a publicly traded specialty pharmaceutical and device company. Mr. Murphy received his B.A. in economics and accounting from the College of the Holy Cross.

Information about our Non-Employee Directors

Michael S. Weiss - Chairman of the Board of Directors and Executive Chairman

Mr. Weiss has served as Chairman of our Board since May 2015 and has also served as our Executive Chairman since January 2017.  He previously served as our interim President & Chief Executive Officer from March 2015 to April 2017.  He is also a board member and the Executive Vice Chairman, Strategic Development of Fortress Biotech, Inc., a position he has held since February 2014, and the Chairman of the Board of Directors of Checkpoint Therapeutics, Inc., where he previously served as interim President & Chief Executive Officer from March 2015 to December 2016.  Mr. Weiss was also a board member of Avenue Therapeutics, Inc. from March 2015 to February 2018 and the Chairman of the Board of National Holdings Corporation from September 2016 to June 2018.  Since December 2011, Mr. Weiss has served in multiple capacities at TG Therapeutics, Inc., and is currently its Executive Chairman, Chief Executive Officer and President.  Mr. Weiss earned his J.D. from Columbia Law School and his B.S. in Finance from The University at Albany.  He began his professional career as a lawyer with Cravath, Swaine & Moore LLP.  In 1999, Mr. Weiss founded Access Oncology, which was later acquired by Keryx Biopharmaceuticals in 2004.  Following the merger, Mr. Weiss remained as Chief Executive Officer of Keryx.  Based on Mr. Weiss’s biotechnology and pharmaceutical industry experience, as well as his extensive management experience, we believe that Mr. Weiss has the appropriate set of skills to serve as a member of the Board in light of our business and structure.

Effective January 1, 2017, our Board of Directors approved and authorized the execution of a Board Advisory Agreement with Caribe BioAdvisors, LLC (the “Advisor”), which is owned by Michael S. Weiss, to provide the Board with the advisory services of Mr. Weiss as Chairman of the Board and Executive Chairman.  Pursuant to the Advisory Agreement, the Advisor is paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the Board.

Adam J. Chill - Director

Mr. Chill has served as a member of our Board since June 2017.  Mr. Chill is the President of and a Portfolio Manager at Kingsbrook Partners LP, an alternative asset management firm he co-founded in March 2009.  From February 2001 to March 2009, Mr. Chill was a Portfolio Manager and Managing Director at Highbridge Capital Management, LLC, an alternative asset management firm owned by J.P. Morgan Asset Management.  At Highbridge, Mr. Chill was responsible for structuring, negotiating and monitoring Highbridge’s portfolio of structured investments in public and private companies worldwide.  From April 2000 to February 2001, Mr. Chill worked at Angelo, Gordon & Co., an alternative asset management firm.  From October 1992 to April 2000, Mr. Chill was a corporate attorney specializing in securities and mergers and acquisitions at Stroock & Stroock & Lavan LLP.  Mr. Chill is a co-founder of the Bayit Association of New Jersey.  Mr. Chill received his B.A., magna cum laude, from Yeshiva University and his J.D. from Columbia University School of Law, where he was a Harlan Fiske Stone Scholar.  Based on Mr. Chill’s extensive investment experience and knowledge of the biotechnology industry, we believe that Mr. Chill has the appropriate set of skills to serve as a member of the Board.

Neil Herskowitz - Director

Mr. Herskowitz has served as a member of our Board since August 2015.  Mr. Herskowitz has served as the managing member of the ReGen Group of companies, located in New York, since 1998, which include ReGen Capital Investments LLC and Riverside Claims Investments LLC.  He has also served as the President of its affiliate, Riverside Claims LLC, since June 2004.  Mr. Herskowitz serves as a member of the board of directors for two of our affiliates, Checkpoint Therapeutics, Inc. and Avenue Therapeutics, Inc.  Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978.  Based on Mr. Herskowitz’s financial industry experience and in-depth understanding of our business, we believe that Mr. Herskowitz has the appropriate set of skills to serve as a member of the Board.

Lindsay A. Rosenwald, M.D. - Director

Dr. Rosenwald has served as a member of our Board since our inception.  Dr. Rosenwald has been a member of the Board of Directors of Fortress Biotech, Inc. since October 2009 and has served as its Chairman, President and Chief Executive Officer since December 2013.  From November 2014 to August 2015, Dr. Rosenwald served as Interim President and CEO of Checkpoint Therapeutics, Inc. and remains on that company’s board of directors.  He also serves on the board of directors of Avenue Therapeutics, Inc. and Journey Medical Corporation.  Prior to that, from 1991 to 2008, he served as the Chairman of Paramount BioCapital, Inc. Over the last 30 years, Dr. Rosenwald has acted as a biotechnology entrepreneur and has been involved in the founding and recapitalization of numerous public and private biotechnology and life sciences companies. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine. We believe that Dr. Rosenwald’s extensive biotechnology, pharmaceutical and finance expertise, as well as his medical background and in-depth understanding of our businesses, makes him an exemplary candidate to continue serving on our Board.

Michael J. Zelefsky, M.D. - Director

Dr. Zelefsky has served as a member of our Board since June 2017.  Dr. Zelefsky has served as a Member at NYU Langone since 2023 and before that was a Member at the Memorial Sloan-Kettering Cancer Center Department of Radiation Oncology since 2005.  He has served as Chief of Memorial Sloan-Kettering’s Brachytherapy Services since 2000 and has been a Professor of Radiation Oncology at Weill Cornell Medical College, Cornell University since 1994.  He is a recognized expert in radiation therapy and has helped develop and enhance Memorial Sloan-Kettering’s prostate brachytherapy program during his tenure.  Dr. Zelefsky received a Bachelor of Arts in Biology (summa cum laude) from Yeshiva University in 1982 and a Medical Doctor degree from Albert Einstein College of Medicine in 1986.  Dr. Zelefsky is currently Editor-in-Chief of Brachytherapy and has previously served as president of the American Brachytherapy Society. Based on Dr. Zelefsky’s extensive experience and background in oncology, we believe that Dr. Zelefsky has the appropriate set of skills to serve as a member of the Board.

Family Relationships

There is no family relationship between and among any of our executive officers or directors.

Board Structure and Leadership

Our Bylaws provide that our Board shall consist of between one and nine directors, and such number of directors within this range may be determined from time to time by resolution of our board of directors or our stockholders. Currently, we have six directors.

The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes that it is in the best interests of the Company to make that determination based on the direction of the Company and the current membership of the Board.  The Board has determined that having a director who is also the Chief Executive Officer serve as the Chairman is not in the best interest of the Company’s stockholders at this time.

During 2023, our Board held eleven meetings.  During 2023, each director attended at least 75% of the meetings of the Board and the meetings of those committees on which each director served, in each case during the period that such person was a director.  The permanent committees established by our Board are the Audit Committee and the Compensation Committee, descriptions of which are set forth in more detail below.  Our directors are expected to attend each Annual Meeting of Stockholders.

Director Independence

We adhere to the corporate governance standards adopted by The Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board completed its annual review of director independence and considered relationships and transactions during 2023 between each director or any member of his immediate family, on the one hand, and the Company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Adam Chill, Neil Herskowitz, and Michael Zelefsky, M.D. are independent under the criteria established by Nasdaq and our Board.

Fortress Biotech, Inc. (“Fortress”) beneficially owns capital stock representing more than 50% of the voting power of our outstanding voting stock eligible to vote in the election of directors. As a result, we qualify as a “controlled company” and avail ourselves of certain “controlled company” exemptions under the Nasdaq corporate governance rules. As a controlled company, we are not required to have a majority of “independent directors” on our Board as defined under the Nasdaq rules, or have a compensation, nominating or governance committee composed entirely of independent directors. Despite qualifying as a controlled company, we have a separately constituted Compensation Committee consisting entirely of independent directors.

Board Committees

The permanent committees established by our Board are the Audit Committee and the Compensation Committee, descriptions of which are set forth in more detail below.

Audit Committee

The Audit Committee currently consists of Adam J. Chill, Neil Herskowitz, and Michael J. Zelefsky, M.D. Mr. Chill chairs the Audit Committee.

The Audit Committee held four meetings during the fiscal year ended December 31, 2023.  The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee which was recently reviewed by our Audit Committee.  A copy of the Charter of the Audit Committee is available on our website, located at ir.mustangbio.com.  Among other things, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of, consultation with and review of the services provided by our independent registered public accounting and identifying and assessing any related party transactions in collaboration with counsel, accountants and management.  Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.

The SEC and Nasdaq have established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members.  Our Board has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees.  Based upon this examination, our Board has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with the rules of the SEC and Nasdaq.

Additionally, the SEC requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication.  Such a person is known as the “audit committee financial expert” under the SEC’s rules.  Our Board has determined that Mr. Chill is an “audit committee financial expert,” as the SEC defines that term, and is an independent member of our Board and our Audit Committee.  Please see Mr. Chill’s biography in Item 10. Directors, Executive Officers, and Corporate Governance.

Compensation Committee

The Compensation Committee currently consists of Adam J. Chill, Neil Herskowitz and Michael J. Zelefsky, M.D.  Mr. Herskowitz chairs the Compensation Committee.

The Compensation Committee held two meetings during the fiscal year ended December 31, 2023.  The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee which was recently reviewed by our Compensation Committee.  A copy of the Charter of the Compensation Committee is available on our website, located at ir.mustangbio.com.  As discussed in its Charter, among other things, the duties and responsibilities of the Compensation Committee include approving any corporate goals and objectives relating to the compensation of our executive officers, evaluating the performance of our executive officers, and administering all of our executive compensation programs, including, but not limited to, our incentive and equity-based plans.  The Compensation Committee evaluates the performance of all of our executive officers on an annual basis and reviews and approves on an annual basis all compensation programs and awards relating to such officers.  The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with our compensation philosophy.  Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than himself.

Nasdaq has established rules and regulations regarding the composition of compensation committees and the qualifications of compensation committee members.  Our Board has examined the composition of our Compensation Committee and the qualifications of our Compensation Committee members in light of the current rules and regulations governing compensation committees.  Based upon this examination, our Board of Directors has determined that each member of our Compensation Committee is independent and is otherwise qualified to be a member of our Compensation Committee in accordance with such rules.

Nominating Process

We do not currently have a nominating committee or any other committee serving a similar function.  Although we do not have a written charter in place to select director nominees, our Board has adopted resolutions regarding the director nomination process.  We believe that the current process in place functions effectively to select director nominees who will be valuable members of our Board.

We identify potential nominees to serve as directors through a variety of business contacts, including current executive officers, directors, community leaders and stockholders.  We may, to the extent deemed appropriate by the Board, retain a professional search firm and other advisors to identify potential nominees.

We will also consider candidates recommended by stockholders for nomination to our Board.  A stockholder who wishes to recommend a candidate for nomination to our Board must submit such recommendation to our Interim Chief Financial Officer, James Murphy, at our

offices located at 377 Plantation Street, Worcester, Massachusetts 01605.  Any recommendation must be received not less than 50 calendar days nor more than 90 calendar days before the anniversary date of the previous year’s annual meeting.

On April 7, 2017, we entered into an Executive Employment Agreement with Dr. Litchman, pursuant to which, among other things, we agreed to use our best efforts to cause Dr. Litchman to be nominated and reelected to the Board.  Except as described herein, there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them are elected as an officer or director.

We believe that our Board as a whole should encompass a range of talent, skill, and expertise enabling it to provide sound guidance with respect to our operations and interests.  Our independent directors evaluate all candidates to our Board by reviewing their biographical information and qualifications.  If the directors determine that a candidate is qualified to serve on our Board, such candidate is interviewed by at least one of the directors and our Chief Executive Officer.  Other members of the Board also have an opportunity to interview qualified candidates.  The directors then determine, based on the background information and the information obtained in the interviews, whether to recommend to the Board that the candidate be nominated for approval by the stockholders to fill a directorship.  With respect to an incumbent director whom the directors are considering as a potential nominee for re-election, the directors review and consider the incumbent director’s service during his or her term, including the number of meetings attended, level of participation, and overall contribution to the Board.  The manner in which the directors evaluate a potential nominee will not differ based on whether the candidate is recommended by our directors or stockholders.

We consider the following qualifications, among others, when making a determination as to whether a person should be nominated to our Board: the independence of the director nominee; the nominee’s character and integrity; financial literacy; level of education and business experience, including experience relating to biopharmaceutical companies; whether the nominee has sufficient time to devote to our Board; and the nominee’s commitment to represent the long-term interests of our stockholders.  We review candidates in the context of the current composition of the Board and the evolving needs of our business.  We believe that each of the current members of our Board has the requisite business, biopharmaceutical, financial or managerial experience to serve as a member of the Board, as described above in their biographies under the heading “Information about our Executive Officers” and “Information about our Non-Employee Directors.” We also believe that each of the current members of our Board has other key attributes that are important to an effective board, including integrity, high ethical standards, sound judgment, analytical skills, and the commitment to devote significant time and energy to service on the Board and its committees.

We are not currently in compliance with Nasdaq’s Board Diversity Rule, as we do not have a “Diverse Director” as defined by Nasdaq’s rules.  We evaluate all qualified candidates to serve on our Board, including those with diverse backgrounds, and will continue to do so in furtherance of efforts to gain compliance with Nasdaq’s Board Diversity Rule.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics (the “Code”), which applies to all of our directors and employees, including our principal executive officer and principal financial officer.  The Code includes guidelines dealing with the ethical handling of conflicts of interest, compliance with federal and state laws, financial reporting, and our proprietary information.  The Code also contains procedures for dealing with and reporting violations of the Code. We have posted a copy of the Code on our website, located at www.mustangbio.com.

Policy Prohibiting Hedging and Speculative Trading

Pursuant to our Insider Trading Policy, our officers, directors, and employees are prohibited from engaging in speculative trading, including hedging transactions or short sale transactions with respect to Company securities.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, certain officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in our equity securities, and to provide copies of such reports to us. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, we believe that during the fiscal year ended December 31, 2023, the following Section 16(a) filings were untimely due to administrative error: one Form 4 for each of Mr. Herskowitz (covering a total of one transaction), Dr. Zelefsky (covering a total of one transaction), Mr. Chill (covering a total of one transaction), Mr. Weiss (covering a total of one transaction), and Dr. Rosenwald (covering a total of three transactions); and two Forms 4 for Dr. Litchman (covering a total of four transactions).

Item 11.     Executive Compensation

Named Executive Officers

As determined in accordance with SEC rules, our “named executive officers” (“NEOs”) for the year ended December 31, 2023, are the individuals set forth below:

●Manuel Litchman, M.D., our President and Chief Executive Officer; and

●Eliot Lurier, our Interim Chief Financial Officer.

The following table sets forth information concerning compensation paid by us to our NEOs for their services rendered to us in all capacities during the years ended December 31, 2023, and 2022.

Summary Compensation Table

							Non-Equity
					Stock	Option	Incentive Plan	All Other
		Salary	Bonus		Awards(1)	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)		($)	($)	($)	($)	($)
Manuel Litchman, M.D.	2023	$480,788	$—	(2)	$21,050	$—	$—	$—	$501,838
President and Chief Executive Officer	2022	$448,269	$150,000		$37,820	$—	$—	$—	$636,089
Eliot Lurier (3)	2023	—	—		—	—	—	244,283	244,283
Interim Chief Financial Officer	2022	—	—		—	—	—	282,825	282,825

____________________

(1)

The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock units granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating these amounts are incorporated by reference to Note 9 to the financial statements included in this Form 10-K.

(2)	As of March 11, 2024, Dr. Litchman’s 2023 annual cash incentive has not yet been approved by the Compensation Committee.
(3)

Effective April 18, 2022, Mr. Lurier was appointed as our Interim Chief Financial Officer, although he remained a consultant employed by Danforth Advisors, LLC (“Danforth”) and was contracted to work for us on a part time basis, as described under “Narrative to Summary Compensation Table” below. The amount shown represents fees and expenses payable to Danforth in connection with the Chief Financial Officer services provided by Mr. Lurier based on a negotiated hourly rate. On December 8, 2023, Mr. Lurier passed away unexpectedly.

Narrative to Summary Compensation Table

Employment Agreements

Dr. Litchman

In April 2017, we entered into an employment agreement with Dr. Litchman, our President and Chief Executive Officer, pursuant to which he received an initial annual base salary of $395,000. As part of his annual review in January 2023, the Board increased Dr. Litchman’s annual base salary to $485,500 effective as of April 1, 2023. The employment agreement further provides eligibility for an incentive bonus linked to the realization of certain corporate milestones to be established annually by the Board or the Compensation Committee. Dr. Litchman’s target annual bonus is equal to fifty percent (50%) of his annual salary, and the Board or the Compensation Committee will determine the actual payout amount each year. Dr. Litchman’s annual bonus for 2023 is described under “Annual Incentive Bonus” below. The employment agreement provides that if we terminate Dr. Litchman without cause or if he resigns for good reason, as those terms are defined in the employment agreement, he will be entitled to: (i) severance payments at a rate equal to his base salary then in effect for a period of 12 months following his termination date; (ii) a pro-rata share of the annual incentive bonus for the year in which the termination occurred, to be paid when and if such bonus would have been paid under the employment agreement; (iii) accelerated partial vesting of all unvested time-based equity awards with respect to the same number of shares that would have vested if Dr. Litchman had continued in employment for one year following the termination date; and (iv) if Dr. Litchman timely elects continued health insurance coverage under COBRA, the entire premium necessary to continue such coverage for Dr. Litchman and Dr. Litchman’s eligible dependents until the conclusion of the time when Dr. Litchman is receiving continuation of base salary payments or until Dr. Litchman becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that we have the right to terminate such payment of COBRA premiums on behalf of Dr. Litchman and instead pay him a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if we determine in our discretion that continued payment of COBRA premiums is or may be discriminatory under Section 105(h) of the Internal Revenue Code. In addition, if Dr. Litchman is terminated without cause or resigns for good reason within twelve months following a change in control, he will be entitled to the severance benefits described in (i), (ii) and (iv) of the immediately preceding sentence, as well as 100% accelerated vesting of the options and other equity awards granted to him. In the event Dr. Litchman’s employment is terminated due to his death or disability, he or his estate will receive continuing salary payments for ninety days and a pro-rata share of the annual incentive bonus for the year in which the termination occurred, to be paid when and if such bonus would have been paid under the employment agreement. In each case, the severance benefits are conditioned upon Dr. Litchman’s execution and non-revocation of a release of claims against us and compliance with certain non-solicitation and non-competition covenants during his employment and for a period of six months thereafter.  Also, the severance benefits are subject to reduction to avoid the imposition of excise taxes under Sections 280G and 4999 of the Code, provided that such reduction would result in a better after-tax result for Dr. Litchman.

Mr. Lurier

Mr. Lurier provided consulting services to us pursuant to a consulting agreement between us and Danforth Advisors, LLC and received no compensation directly from us.

Annual Cash Incentive Bonus

In 2023, Dr. Litchman was eligible to earn a target annual cash incentive equal to 50% of his base salary per the terms of his Employment Agreement.

Dr. Litchman’s annual cash incentive bonus is based upon our performance against pre-established corporate goals and objectives, which included a combination of clinical and nonclinical goals related to our products (weighted at an aggregate of 90% of the target awards) as well as other corporate development goals (weighted at 10% of the target awards), and his individual performance based upon subjective performance reviews. Our corporate goals were achieved at an aggregate level of 96% reflecting the successful achievement of clinical, nonclinical, and corporate development goals. As of March 11, 2024, Dr. Litchman’s annual cash incentive bonus has not yet been approved by the Compensation Committee. The actual amounts paid to Dr. Litchman pursuant to his annual cash incentive award is reported in the “Summary Compensation Table” as non-equity incentive plan compensation.

Equity Awards

The Compensation Committee has granted Dr. Litchman equity awards under our Mustang Bio, Inc. 2016 Incentive Plan (the “2016 Plan”). In 2017, Dr. Litchman received an option to purchase 69,445 shares, and he received awards of 4,067 restricted stock units in 2022 and 5,000 restricted stock units in 2023, which vest as described in footnotes (2) and (3), respectively, to the Outstanding Equity Awards table below.

Outstanding Equity Awards at Fiscal Year-Ended December 31, 2023

	Option Awards						Stock Awards
Market Value
	Number of		Number of				Number of		of Shares or
	securities		securities				Shares or		Units of Stock
	underlying		underlying		Option		Units of		That Have
	unexercised		unexercised		exercise	Option	Stock That		Not
	options (#)		options (#)		price	Expiration	Have Not		Vested(1)
Name	exercisable		unexercisable		($)	Date	Vested (#)		($)
Manuel Litchman M.D.	43,403	(2)	26,042	(2)	$85.95	4/24/2027	11,102	(3)	$14,988
Eliot Lurier	—		—		—	—	—		—

__________________

(1)	Market value is based on $1.35 per share, the closing price of our common stock on the Nasdaq Capital Market on December 29, 2023, the last trading day of the fiscal year.
(2)

The option vests as follows: (i) one half of the option will vest over time, with 25% of such shares vesting after twelve months of employment, and the remaining shares vesting in twelve equal quarterly installments thereafter, subject to Dr. Litchman’s “continuous service” (as defined in the 2016 Plan) to the Company on each vesting date; (ii) the remaining one half of the option will vest and become exercisable upon the occurrence of the following milestones being achieved, in each case subject to Dr. Litchman’s continuous service to the Company on the date of such occurrences: (A) 25% of such shares will vest upon the dosing of the first patient in the first Phase 2 clinical trial of any Company product candidate; (B) 25% of such shares will vest upon the dosing of the first patient in the first Phase 2 clinical trial of a second Company product candidate; (C) 25% of such shares will vest upon our achievement of a fully-diluted market capitalization of $500,000,000; and (D) 25% of such shares will vest upon our achievement of a fully-diluted market capitalization of $1 billion. Notwithstanding the foregoing, in the event that a Phase 2 clinical trial for either of the Company product candidates referenced in subsections (i) or (ii) of this paragraph is bypassed, the corresponding percentage of the Performance Option grant that would have otherwise vested pursuant to subsections (i) or (ii) of this paragraph will vest upon the earlier of (x) the dosing of the first patient in the first Phase 3 clinical trial for that Company product candidate, or (y) the filing of a Biologics License Application or New Drug Application with the U.S. Food and Drug Administration, or alternatively the filing of an equivalent regulatory filing with a foreign regulatory agency, with respect to that Company product candidate.

(3)  Subject to Dr. Litchman’s continuous service, the restricted stock units vest as follows: (i) 4,301 shares will vest on April 24, 2024; (ii) 3,284 shares will vest on April 24, 2025; (iii) 2,267 shares will vest on April 24, 2026; and (iv) 1,250 shares will vest on April 24, 2027.

Clawback Policy

Pursuant to Nasdaq listing requirements, we have adopted a policy providing for the recovery of erroneously awarded incentive-based compensation received by our executive officers or the executive officers of one of our subsidiaries during an applicable recovery period (the “Clawback Policy”). Under the Clawback Policy, in the event that financial results upon which a cash or equity-based incentive award was based becomes the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the Clawback Policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate award reflects the financial results as restated. The Clawback Policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to covered executive officers during the last completed three fiscal years immediately preceding the date on which we are required to prepare the accounting restatement.

Director Compensation

Directors who are also employees are not compensated separately for serving on the Board or any of its committees. Each of our non-employee directors receives cash compensation for his or her services. The Compensation Committee periodically conducts reviews of peer company director compensation practices, including before considering changes to our director compensation program and amounts. In addition, to better align the interests of our Board with our stockholders, the Compensation Committee considers and recommends to the Board long-term equity compensation.

Director Compensation Program

In January 2016, the Board adopted a Non-Employee Directors Compensation Plan for our non-employee directors, which determines the cash and equity compensation payable to our non-employee directors. The Non-Employee Directors Compensation Plan provides for our non-employee directors to receive the following compensation:

Cash Compensation:

●	$50,000 annual retainer; and
●	$10,000 additional annual retainer for the Audit Committee Chair.

However, for Mr. Weiss, in lieu of the cash compensation described above, $60,000 of annual cash compensation is paid to the Advisor according to the Advisory Agreement.

Equity Compensation:

●	Initial Equity Grant: 50,000 shares of restricted stock, which shares shall vest and become non-forfeitable in equal annual installments over three years, beginning on the third (3rd) anniversary of the grant date, subject to the director’s continued service on the Board on such date.
●	Re-Election Equity Grant: The greater of (i) a number of shares of restricted stock having a fair market value on the grant date of $50,000, or (ii) 10,000 shares of restricted stock, which shares shall vest and become non-forfeitable on the third (3rd) anniversary of the grant date, subject to the director’s continued service on the Board on such date.

In addition, each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our Board and meetings of committees of our Board.

Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board for all services in all capacities during 2023.

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)(1)	($)(2)	($)
Neil Herskowitz	$50,000	$50,000	$100,000
Lindsay A. Rosenwald, M.D.	$50,000	$50,000	$100,000
Michael S. Weiss(3)	$60,000	$50,000	$110,000
Adam J. Chill	$60,000	$50,000	$110,000
Michael J. Zelefsky, M.D.	$50,000	$50,000	$100,000

____________________

(1)	Represents the cash retainer for serving on our Board and committees of the Board.
(2)	As of December 31, 2023, each of Mr. Herskowitz, Dr. Rosenwald, Mr. Weiss, Mr. Chill and Dr. Zelefsky had 13,610 shares of unvested restricted stock pursuant to prior awards.
(3)

Pursuant to the Advisory Agreement, the Advisor is paid an annual cash fee of $60,000, for the services of Mr. Weiss as Chairman of the Board and Executive Chairman in addition to any and all annual equity incentive grants paid to members of the Board.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information
Number of securities
remaining available
		Weighted-	for future issuance
		average	under equity
	Number of securities to be	exercise price of	compensation plans
	issued upon exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan Category	warrants and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	76,112	$85.95	282,334
Equity compensation plans not approved by security holders	—	—	—
Total	76,112	$85.95	282,334

Our equity compensation plans consist of the 2016 Plan, and the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan, which were each approved by our stockholders.  We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

The following table shows information, as of March 8, 2024, concerning the beneficial ownership of our common stock by:

●	each person we know to be the beneficial owner of more than 5% of our common stock;
●	each of our current directors;
●	each of our NEOs shown in our Summary Compensation Table; and
●	all current directors and executive officers as a group.

As of March 8, 2024, there were 9,544,747 shares of our common stock, 845,385 shares of our Class A common stock, and 250,000 shares of our Class A Preferred Stock outstanding.  In order to calculate a stockholder’s percentage of beneficial ownership, we include in the calculation those shares underlying options or warrants beneficially owned by that stockholder that are vested or that will vest within 60 days of March 8, 2024.  Shares of restricted stock are deemed to be outstanding.  Options or warrants held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of our common stock.  Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person’s name, except to the extent authority is shared by spouses under community property laws.

		Shares Under
		Exercisable
		Options and
		Unvested	Total Shares
		Restricted Stock	Beneficially
Name of Beneficial Owner (1)	Shares owned	Units(2)	Owned	% of total CS
Michael S. Weiss (3)	49,637	—	49,637	*	%
Manuel Litchman, M.D	73,318	54,505	127,823	1.2%
Lindsay A. Rosenwald, M.D (3)	60,525	—	60,525	*	%
Neil Herskowitz	19,703	—	19,703	*	%
Adam J. Chill	19,170	—	19,170	*	%
Michael J. Zelefsky, M.D	18,970	—	18,970	*	%
James Murphy	—	—	-	*	%
All current executive officers and directors as a group (7 persons)	241,323	54,505	295,828	2.8%
5% or Greater Stockholders:
Fortress Biotech, Inc (4)	1,927,797	—	1,927,797	18.6%
Armistice Capital, LLC. (5)	974,907	—	974,907	9.4%

_________________

* Less than 1% of our common stock outstanding

(1)

The address of each of the directors and executive officers is c/o Mustang Bio, Inc., 377 Plantation Street, Worcester, Massachusetts 01605, and the address of Fortress Biotech, Inc. is c/o Fortress Biotech, Inc., 1111 Kane Concourse, Suite 301, Bay Harbor Island, FL 33154

(2)	Includes only options exercisable within 60 days of March 8, 2024 and unvested restricted stock units.
(3)

Includes 33,334 warrants issued by Fortress to each of Mr. Weiss and Dr. Rosenwald that cover shares of our common stock that are owned by Fortress. These do not represent equity compensation by us to either Mr. Weiss or Dr. Rosenwald.

(4)	Includes shares underlying 33,334 warrants issued to each of Mr. Weiss and Dr. Rosenwald, and excludes 250,000 of Class A Preferred Stock, which are convertible into 16,666 shares of Common Stock.
(5)	Based solely on information included in a Schedule 13G/A filed with the SEC on February 14, 2024. The address of Armistice Capital, LLC is 510 Madison Avenue, 7th Floor, New York, New York 10022.

The following table shows information, as of March 8, 2024, concerning the beneficial ownership of our Class A Common Stock:

	Class A Common Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Class A Common Stock
City of Hope	845,385	100%

____________________

(1)	The address of City of Hope is 1500 East Duarte Road, Duarte, California 91010.

The following table shows information, as of March 8, 2024, concerning the beneficial ownership of our Class A Preferred Stock:

	Class A Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Class A Preferred Stock
Fortress Biotech, Inc	250,000	100%

____________________

(1)	The address of Fortress Biotech Inc. is c/o Fortress Biotech, Inc., 1111 Kane Concourse, Suite 301, Bay Harbor Islands, FL 33154.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2022, we have not been a party to any transaction in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, NEOs, or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, and other than compensation, termination, and change-in-control arrangements.

The written charter of the Audit Committee authorizes, and Nasdaq rules require, the Audit Committee to review and approve related-party transactions.  In reviewing related-party transactions, the Audit Committee applies the basic standard that transactions with affiliates should be made on terms no less favorable to us than could have been obtained from unaffiliated parties.  Therefore, the Audit Committee reviews the benefits of the transactions, terms of the transactions and the terms available from unrelated third parties, as applicable.  All transactions other than compensatory arrangements between us and our officers, directors, principal stockholders and their affiliates will be approved by the Audit Committee or a majority of the disinterested directors and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, we entered a Founders Agreement with Fortress, which was amended and restated on May 17, 2016, and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of our company and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress loaned $2.0 million, representing the up-front fee required to acquire our license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment on July 26, 2016, to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B Common shares for 466,667 common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the Annual Stock Dividend right (as described below). Each share of Class A Preferred Stock is entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of our outstanding common stock and (B) the whole shares of our common stock into which the shares of outstanding Class A common stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of our common stock, subject to certain adjustments. As holders of Class A Preferred Stock, Fortress will receive on each January 1 (each a “Annual Stock Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock, pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“Annual Stock Dividends”) such that the aggregate number of shares of common stock issued pursuant to such Annual Stock Dividend is equal to two and one-half percent (2.5%) of our fully-diluted outstanding capitalization on the date that is one (1) business day prior to any Annual Stock Dividend Payment Date.

As additional consideration under the Mustang Founders Agreement, we are required to: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing that occurs after the effective date of the Mustang Founders Agreement and ending on the date when Fortress no longer has majority voting control in our voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of our annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, we will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%).

Effective as of March 13, 2015, we entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to us. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of our operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on our behalf with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). We are obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, we are not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the MSA and our Certificate of Incorporation, Fortress and its affiliates, including all members of our Board, will have no fiduciary or other duty to communicate or present any corporate opportunities to us or to refrain from engaging in business that is similar to that of our company. In consideration for the Services, we pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which we have net assets in excess of $100 million at the beginning of the calendar year. We record fifty percent of the Annual Consulting Fee in research and development expense and fifty percent in general and administrative expense in the Statement of Operations. For the years ended December 31, 2023 and 2022, we recorded expense of $0.5 million and $1.0 million, respectively, related to this agreement.

For the year ended December 31, 2023, we issued zero shares of common stock and recorded 66,003 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $0.2 million from the sale of shares of common stock under our At-the-Market Offering and $4.4 million gross proceeds on the Registered Direct Offering. We recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares for the year ended December 31, 2023.

For the year ended December 31, 2022, we issued 13,131 shares of common stock and recorded zero shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $6.6 million from the sale of shares of common stock under the Mustang ATM. We recorded an expense of approximately $0.2 million in general and administrative expenses related to these shares for the year ended December 31, 2022.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on our behalf. Such expenses are recorded as Payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

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

For the year ended December 31, 2023, we recognized $100,000 in expense in our Statements of Operations related to the director compensation, including approximately $50,000 in expense related to equity incentive grants. For the year ended December 31, 2022, we recognized $100,000 in expense in our Statements of Operations related to the director compensation, including approximately $50,000 in expense related to equity incentive grants. We issued Dr. Rosenwald 7,246 and 4,777 restricted stock awards for the years ended December 31, 2023 and 2022, respectively.

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

The Board approved and authorized our entrance into an advisory agreement, dated January 1, 2017 (the “Advisory Agreement”), with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss, the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date.

For the year ended December 31, 2023, we recognized $110,000 in expense in our Statements of Operations related to the advisory agreement, including approximately $50,000 in expense related to equity incentive grants. For the year ended December 31, 2022, we recognized $110,000 in expense in our Statements of Operations related to the advisory agreement, including approximately $50,000 in expense related to equity incentive grants. We issued Mr. Weiss 7,246 and 4,777 shares of restricted stock for the years ended December 31, 2023 and 2022, respectively.

Item 14.     Principal Accounting Fees and Services

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

Audit Fees

For the year ended December 31, 2023, KPMG LLP billed us an aggregate of approximately $372,000 in fees and professional services rendered in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K for the 2023 fiscal year and the review of our financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year.

For the year ended December 31, 2022, KPMG LLP billed us an aggregate of approximately $330,000 in fees and professional services rendered in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K for the 2022 fiscal year and the review of our financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year.

Audit-Related Fees

For the year ended December 31, 2023, and 2022, KPMG LLP billed us an aggregate of approximately $70,000 and $95,000, respectively, in fees for audit-related services rendered in connection with securities offerings and registration statements, in addition to the fees described above under the heading “Audit Fees.”

Tax Fees

During the fiscal years ended December 31, 2023 and 2022 we were not billed by KPMG LLP for fees for professional services rendered for tax compliance, tax advice, and tax planning services.

All Other Fees

During the fiscal years ended December 31, 2023 and 2022, we were not billed by KPMG LLP for any fees for services, other than those described above, rendered to us for each of those fiscal years.

Pre-Approval of Services

Our Audit Committee has established a policy setting forth the procedures under which services provided by our independent registered public accounting firm will be pre-approved by our Audit Committee.  The potential services that might be provided by our independent registered public accounting firm fall into two categories:

●	Services that are permitted, including the audit of our annual financial statements, the review of our quarterly financial statements, related attestations, benefit plan audits and similar audit reports, financial and other due diligence on acquisitions, and federal, state, and non-US tax services; and
●	Services that may be permitted, subject to individual pre-approval, including compliance and internal-control reviews, indirect tax services such as transfer pricing and customs and duties, and forensic auditing.

Services that our independent registered public accounting firm may not legally provide include such services as bookkeeping, certain human resources services, internal audit outsourcing, and investment or investment banking advice.

All proposed engagements of our independent registered public accounting firm, whether for audit services or permissible non-audit services, are pre-approved by our Audit Committee.  We jointly prepare a schedule with our independent registered public accounting firm that outlines services which we reasonably expect we will need from our independent registered public accounting firm and categorize them according to the classifications described above.  Each service identified is reviewed and approved or rejected by our Audit Committee.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a) Financial Statements.

The following financial statements are filed as part of this Form 10-K:

(b) Exhibits.

Exhibit No.	Description
1.1

At Market Issuance Sales Agreement, dated July 27, 2018, between the Company, B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (incorporated by reference to the Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on July 27, 2018).

1.2

Amendment No. 1 to At Market Issuance Sales Agreement, dated July 20, 2020, between the Company, B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation and Oppenheimer & Co. Inc. (incorporated by reference to the Exhibit 1.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on July 24, 2020).

1.3

Amendment No. 2 to At Market Issuance Sales Agreement, dated December 31, 2020, between the Company, B. Riley Securities, Inc., Cantor Fitzgerald & Co., National Securities Corporation, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC. (incorporated by reference to the Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on December 31, 2020).

Exhibit No.	Description
1.4

Amendment No. 3 to At Market Issuance Sales Agreement, dated April 14, 2023, between the Company, B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (incorporated by reference to the Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on April 20, 2023).

2.1

Asset Purchase Agreement, dated May 18, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to the Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on May 22, 2023). #

2.2

First Amendment to Asset Purchase Agreement, dated June 29, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to the Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 30, 2023).

2.3

Second Amendment to Asset Purchase Agreement, dated July 28, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to the Exhibit 2.3 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on July 31, 2023).

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

3.7

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated April 3, 2023 (incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on April 3, 2023).

3.8	Amended and Restated Bylaws of Mustang Bio, Inc. (incorporated by reference to the Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on April 3, 2023).

4.1	Form of warrant agreement (incorporated by reference to the Exhibit 4.2 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

4.2	Description of Securities of Mustang Bio, Inc. **

4.3

Common Stock Warrant issued by Mustang Bio, Inc. to NSC Biotech Venture Fund I, LLC, dated July 5, 2016 (incorporated by reference to the Exhibit 10.5 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

Exhibit No.	Description
4.4

Warrant to Purchase Common Stock issued to Runway Growth Finance Corp., dated March 4, 2022 (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on March 8, 2022).

4.5	Form of Pre-funded Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on October 30, 2023).
4.6	Form of Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on October 30, 2023).
4.7	Form of Wainwright Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on October 30, 2023).
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

10.5

License Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015 (incorporated by reference to the Exhibit 10.6 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016). #

10.6

Sponsored Research Agreement by and between Mustang Bio, Inc. and City of Hope, dated March 17, 2015 (incorporated by reference to the Exhibit 10.7 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

10.7	Mustang Bio, Inc. Non-Employee Directors Compensation Plan (incorporated by reference to the Exhibit 10.9 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016). †

10.8

Agreement by and between Mustang Bio, Inc. and Chord Advisors, LLC, dated April 8, 2016 (incorporated by reference to the Exhibit 10.10 of the Registrant’s Form 10-12G (file No. 000-55668) filed with the SEC on July 28, 2016).

10.9

Board Advisory Services Agreement by and between Mustang Bio, Inc. and Caribe BioAdvisors, LLC, dated January 1, 2017 (incorporated by reference to the Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (file No. 000-55668) filed with the SEC on March 31, 2017).

10.10

Exclusive License Agreement by and between Mustang Bio, Inc. and The Regents of the University of California, dated March 17, 2017 (incorporated by reference to the Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (file No. 000-55668) filed with the SEC on August 14, 2017). #

10.11

Exclusive License Agreement (IV/ICV) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017.

Filed as Exhibit 10.5 on the Company’s Form 10-Q filed on August 14, 2017 (incorporated by reference to the Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (file No. 000-55668) filed with the SEC on August 14, 2017). #

10.12

Amended and Restated Exclusive License Agreement (CD123) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017 (incorporated by reference to the Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (file No. 000-55668) filed with the SEC on March 31, 2017). #

Exhibit No.	Description

10.13

Amended and Restated Exclusive License Agreement (IL13Ra2) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017 (incorporated by reference to the Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (file No. 000-55668) filed with the SEC on March 31, 2017). #

10.14

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

10.16

License Agreement (CSI) by and between Mustang Bio, Inc. and City of Hope, dated May 31, 2017 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q/A (file No. 001-38191) filed with the SEC on November 14, 2017). #

10.17

License Agreement (PSCA)by and between Mustang Bio, Inc. and City of Hope, dated May 31, 2017 (incorporated by reference to the Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q/A (file No. 001-38191) filed with the SEC on November 14, 2017). #

10.18

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

10.20

Sublease Agreement by and between Mustang Bio, Inc., and The Paul Reverse Life Insurance Company, dated June 14, 2022. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (file No. 001-38191) filed with the SEC on March 30, 2023).

10.21

First Amendment to Sublease Agreement by and between Mustang Bio, Inc. and The Paul Revere Life Insurance Company, dated October 25, 2022. (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (file No. 001-38191) filed with the SEC on March 30, 2023).

10.22

Second Amendment to Sublease, dated April 27, 2023, between the Company and The Paul Revere Life Insurance Company (incorporated by reference to the Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 000-55668) filed with the SEC on July 20, 2023).

10.23

Third Amendment to Sublease, dated June 15, 2023, between the Company and The Paul Revere Life Insurance Company (incorporated by reference to the Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (file No. 000-55668) filed with the SEC on July 20, 2023).

10.24	Mustang Bio, Inc. 2016 Incentive Plan, dated May 17, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-12G filed on July 28, 2016).

10.25	Amendment to Mustang Bio, Inc. 2016 Incentive Plan, filed with the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders on June 14, 2018, filed on April 30, 2018.
10.26

Second Amendment to the Mustang Bio, Inc. 2016 Equity Incentive Plan, dated June 17, 2021 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 22, 2021). †

Exhibit No.	Description
10.27

Third Amendment to Mustang Bio, Inc. 2016 Equity Incentive Plan, dated June 21,2022 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 24, 2022). †

10.28	Form of Option Agreement **
10.29	Form of Restricted Stock Unit Agreement **
10.30	Form of Director Stock Award Agreement **
10.31

Mustang Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to the Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (file No. 001-38191) filed with the SEC on August 9, 2019).†

10.32

Amendment to the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan, dated June 17, 2021 (incorporated by reference to the Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 22, 2021). †

10.33

Amendment No. 2 to the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan, dated June 21, 2023 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on June 21, 2023). †

10.34

Loan and Security Agreement by and between Mustang Bio, Inc., the Borrower, the Lenders, and Runway Growth Finance Corp. (as agent), dated March 4, 2022 (incorporated by reference to the Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on March 8, 2022).

10.35

First Amendment to Loan and Security Agreement by and between Mustang Bio, Inc., the Borrower, the Lenders and Runway Growth Finance Corp. (as agent), dated December 7, 2022 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on December 13, 2022).

10.36

Consulting Agreement by and between Mustang Bio, Inc. and Danforth Advisors, LLC dated March 17, 2022 (incorporated by reference to the Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on April 22, 2022).

10.37

Manufacturing Services Agreement, dated July 28, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on July 31, 2023).

10.38

Sub-Contracting Manufacturing Services Agreement, dated July 28, 2023, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to the Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on July 31, 2023).

10.39

Form of Securities Purchase Agreement, dated October 26, 2023, by and between the Company and the purchaser party thereto (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on October 30, 2023).

23.1	Consent of Independent Registered Public Accounting Firm, KPMG, LLP, Boston, Massachusetts. **

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

Exhibit No.	Description
32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

97	Compensation Clawback Policy **

101

The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to the Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

#     Confidential treatment has been granted with respect to omitted portions of this exhibit.

†     Indicates management contract or compensatory plan or arrangement.

**   Filed herewith.

*** Furnished herewith.

Item 16.      Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Mustang Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mustang Bio, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s expectation to generate operating losses and negative operating cash flows in the future, and the need for additional funding to support its planned operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements and supplemental information do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the transaction with uBriGene

As discussed in Note 5 to the financial statements, during 2023, the Company entered into an Asset Purchase Agreement and related amendments with uBriGene Biosciences, Inc. (uBriGene), pursuant to which the Company has agreed to sell its leasehold interest in its cell processing facility and associated assets relating to the production of cell and gene therapies to uBriGene. The Company received proceeds of $6.0 million, which it allocated to the individual sold assets on a relative fair value basis. The Company recognized a gain of $1.5 million and recorded $0.2 million of the consideration as deferred income of in its 2023 financial statement. The transaction requires governmental and lessor approval before the lease interest can be transferred to uBriGene. The Company will recognize the deferred income and will receive additional proceeds from uBriGene totaling $5.0 million, if the Company, within two years from the closing date, (i) completes an issuance of equity securities in an amount equal to or greater than $10.0 million and (ii) obtains consent of the landlord to the proposed lease transfer.

We identified the evaluation of the Company’s accounting for the transaction with uBriGene as a critical audit matter. Specifically, challenging and complex auditor judgment and specialized skills and knowledge were required in identifying the elements of the transaction, including those that were delivered in 2023 and those that were yet to be delivered, and evaluating the application of the relevant accounting guidance.

The following are the primary procedures we performed to address this critical audit matter. We inspected the Company’s accounting analysis for the transaction. We compared management’s assessment of the elements of the transaction delivered and those that were yet to be delivered to supporting documentation. We involved professionals with specialized skills and knowledge, who assisted in:

●	inspecting the underlying agreements to understand the relevant terms and conditions and identify the elements of the transaction
●	evaluating whether the Company’s accounting for the transaction is in accordance with the relevant accounting guidance.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts
March 11, 2024

MUSTANG BIO, INC.

BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$6,234	$75,656
Other receivables - related party	-	36
Other receivables	3,879	263
Prepaid expenses and other current assets	1,233	2,897
Total current assets	11,346	78,852

Property, plant and equipment, net	3,218	8,440
Fixed assets - construction in process	29	951
Restricted cash	750	1,000
Other assets	833	261
Operating lease right-of-use asset, net	1,566	2,918
Total Assets	$17,742	$92,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$14,017	$13,731
Payables and accrued expenses - related party	834	766
Operating lease liabilities - short-term	520	612
Total current liabilities	15,371	15,109

Deferred income	270	270
Note payable, long-term, net	-	27,436
Operating lease liabilities - long-term	1,978	3,334
Total Liabilities	17,619	46,149

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively
Class A common shares, 845,385 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common shares, 8,374,869 and 7,100,111 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	11
Common stock issuable, 419,089 and 187,134 shares as of December 31, 2023 and December 31, 2022, respectively	591	1,109
Additional paid-in capital	380,502	374,522
Accumulated deficit	(380,971)	(329,369)
Total Stockholders’ Equity	123	46,273
Total Liabilities and Stockholders’ Equity	$17,742	$92,422

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	For the year ended December 31,
	2023	2022
Operating expenses:
Research and development	$40,513	$62,475
Research and development – licenses acquired	527	1,474
Gain on the sale of property and equipment	(1,466)	—
General and administrative	9,686	12,210
Total operating expenses	49,260	76,159
Loss from operations	(49,260)	(76,159)

Other income (expense)
Other income	917	1,304
Interest income	850	689
Interest expense	(4,109)	(3,359)
Total other income (expense)	(2,342)	(1,366)
Net Loss	$(51,602)	$(77,525)

Net loss per common share outstanding, basic and diluted	$(6.00)	$(10.09)

Weighted average number of common shares outstanding, basic and diluted	8,604,104	7,684,508

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	250,000	$—	845,385	$—	6,238,866	$9	$4,329	$359,906	$(251,844)	$112,400
Common stock issuable - Annual Stock Dividend	—	—	—	—	—	—	1,109	—	—	1,109
Issuance of common shares - Annual Stock Dividend	—	—	—	—	169,107	—	(4,212)	4,212	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	525,206	2	—	6,498	—	6,500
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	16,550	—	(117)	283	—	166
Issuance of common shares under ESPP	—	—	—	—	22,056	—	—	206	—	206
Stock-based compensation expenses	—	—	—	—	64,664	—	—	2,283	—	2,283
Issuance of common shares - Equity fee on RWG debt					63,662	—	—	750	—	750
Issuance of warrants for RWG debt	—	—	—	—	—	—	—	384	—	384
Net loss					—	—	—	—	(77,525)	(77,525)
Balances at December 31, 2022	250,000	$—	845,385	$—	7,100,111	$11	$1,109	$374,522	$(329,369)	$46,273
Common stock issuable - Annual Stock Dividend	—	—	—	—	—	—	477	-	—	477
Issuance of common shares - Annual Stock Dividend	—	—	—	—	187,134	—	(1,109)	1,109	—	—
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	51,880	—	—	160	—	160
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	—	—	4	-	—	4
Issuance of common shares, net of offering costs - Registered Direct Offering	—	—	—	—	920,000	—	—	3,955	—	3,955
Issuance of common shares, equity fee on Registered Direct Offering	—	—	—	—	—	—	110	-	—	110
Issuance of common shares under ESPP	—	—	—	—	47,511	—	—	178	—	178
Stock-based compensation expenses	—	—	—	—	69,773	—	—	568	—	568
Exercise of warrants	—	—	—	—	93	—	—	-	—	—
Reverse Split (15:1) adjustment	—	—	—	—	(1,633)	(10)	—	10	—	—
Net loss	—	—	—	—	—	—	—	-	(51,602)	(51,602)
Balances at December 31, 2023	250,000	$—	845,385	$—	8,374,869	$1	$591	$380,502	$(380,971)	$123

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(51,602)	$(77,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on at-the-market offering to Fortress Biotech	—	166
Common shares issuable - Equity fee on at-the-market offering to Fortress Biotech	4	—
Common shares issuable - Equity fee on Registered Direct Offering to Fortress Biotech	110	—
Common shares issuable - Annual Stock Dividend to Fortress Biotech	477	1,109
Issuance of common shares - Equity fee on note payable to Fortress Biotech	—	750
Research and development - licenses acquired	50	365
Stock-based compensation expenses	568	2,283
Depreciation expense	1,860	2,723
Amortization of debt discount	118	470
Amortization of operating lease right-of-use assets	365	308
Loss on disposal of property and equipment	—	255
Gain on sale of property and equipment	(1,466)	—
Loss on extinguishment of debt	2,796	—
Gain on lease modification	220	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,092	(1,006)
Other receivables	(3,616)	(15)
Other receivables - related party	36	14
Accounts payable and accrued expenses	125	5,257
Payable and accrued expenses - related party	67	43
Lease liabilities	(680)	(263)
Net cash used in operating activities	(49,477)	(65,066)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(50)	(365)
Proceeds from the sale of property and equipment	6,000	127
Purchase of fixed assets	(64)	(2,714)
Net cash provided by (used in) investing activities	5,886	(2,952)

Cash Flows from Financing Activities:
Payment of debt	(30,375)	—
Proceeds from issuance of common shares - at-the-market offering	163	6,623
Offering costs for the issuance of common shares -at-the-market offering	(3)	(123)
Proceeds from issuance of common shares - Registered Direct Offering	4,398	—
Offering costs for the issuance of common shares - Registered Direct Offering	(443)	—
Proceeds from debt issuance	—	30,000
Fees paid on the issuance of debt	—	(2,650)
Proceeds from issuance of common shares under ESPP	178	206
Net cash (used in) provided by financing activities	(26,081)	34,056

Net change in cash, cash equivalents and restricted cash	(69,672)	(33,962)
Cash, cash equivalents and restricted cash, beginning of the period	76,656	110,618
Cash, cash equivalents and restricted cash, end of the period	$6,984	$76,656

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,352	$2,710

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement	$1,109	$4,212
Note payable final payment fee (incurred but not paid)	$—	$1,050
Issuance of warrants - note payable	$—	$384
Lease liabilities arising from obtaining right-of-use assets	$—	$2,176

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, the Company had an accumulated deficit of $381.0 million.

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

On May 18, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc. (“uBriGene”), pursuant to which the Company agreed to sell its leasehold interest in its cell processing facility located in Worcester, MA (the “Facility”) and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene. The Company and uBriGene subsequently entered into Amendment No. 1, dated as of June 29, 2023, and Amendment No. 2, dated as of July 28, 2023, to the Asset Purchase Agreement (the Asset Purchase Agreement, as so amended, the “Amended Asset Purchase Agreement”). On July 28, 2023, pursuant to the terms and conditions of the Amended Asset Purchase Agreement, the Company completed the sale of all of the Company’s assets primarily relating to the manufacturing and production of cell and gene therapies to uBriGene for a base consideration of $6.0 million. uBriGene will be obligated to pay to the Company a contingent amount of $5.0 million less certain severance obligations and payments payable in connection with the transfer of certain contracts related to the transferred assets, if the Company, within two years of the closing date, (i) completes an issuance of equity securities in an amount equal to or greater than $10.0 million after the closing and (ii) obtains consent of the landlord to the proposed lease transfer within two years of the closing date. As contemplated by the Asset Purchase Agreement, the Company entered into a Manufacturing Services Agreement, where the Company contracted uBriGene to manufacture its lead product candidates, including MB-106, and it committed to spend at least $8.0 million over a period of two years after the closing of the transaction to purchase manufacturing and related services from uBriGene.

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

The Registered Offering and Private Placement closed on October 30, 2023. The Company received approximately $4.4 million in gross proceeds from the Offerings, before deducting placement agency fees and offering expenses of approximately $0.5 million.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its evaluation, management excluded elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances, and the potential sale of priority review vouchers cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have been approved by the Board of Directors as of the date of these financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future, and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. The Company continues to monitor its spending by reducing 2024 expenses, which may include projected savings through delaying the development timelines of certain programs, or termination of such programs and the pursuit of additional cash resources through public or private equity or debt financings. The Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2023 and 2022, consisted of cash and certificates of deposit in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (FDIC) limits, though the Company customarily invests a significant portion of its cash in Certificate of Deposit Account Registry Service (“CDARS”) accounts to maximize FDIC insurance coverage across its holdings. As of December 31, 2023, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Other Receivables – Related Party

Other receivables include amounts due to the Company from Fortress and is recorded at the invoiced amount.

Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts, as restricted cash. The Company had $0.8 million and $1.0 million in restricted cash as of December 31, 2023 and 2022, respectively. The Facility initiated cell processing operations for personalized CAR T and gene therapies in 2018.

Property, plant and equipment, net

Property and equipment, net, which consists primarily of leasehold improvements, are carried at cost less accumulated depreciation. Depreciation for leasehold improvements is computed over the shorter of the estimated useful lives or the term of the respective leases. Depreciation for all other property and equipment assets is recorded over the useful lives of the respective assets, generally five years, using the straight-line method.

Property and equipment - Construction in Process

In connection with the Company’s Mercantile Street Facility, the Company incurred costs for the design and buildout of the office space of $29,000 recorded in fixed assets – construction in process on the Balance Sheet at December 31, 2023. The Company does not yet occupy the Mercantile Street Facility. In connection with the Company’s Plantation Street Facility, the Company incurred costs for the design and construction of the facility and the purchase of equipment of $1.0 million recorded in fixed assets - construction in process on the Balance Sheet at December 31, 2022. Upon completion of the facility’s buildout and the improvements being placed into service, the costs will be recorded as leasehold improvements and amortized over the shorter of the estimated useful lives or the term of the respective leases.

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

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired is reflected as research and development – licenses acquired in the Company’s Statements of Operations.

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

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 353,086 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2024. The value of these shares is shown in the Statement of Stockholders’ Equity at December 31, 2023, as Common stock issuable – Annual Stock Dividend. The Company recorded an expense of approximately $0.5 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2023.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 187,134 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2023. The value of these shares is shown in the Statement of Stockholders’ Equity at December 31, 2022, as Common stock issuable – Annual Stock Dividend. The Company recorded an expense of approximately $1.1 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2022.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less unvested restricted stock. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common shares pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of warrants or outstanding Class A preferred shares, as their inclusion would be anti-dilutive. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. In addition, as our non-pre-funded warrants are participating securities, we are required to calculate diluted earnings per share under the if-converted method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to non-pre-funded warrants is performed as the holders of our non-pre-funded warrants are not contractually obligated to participate in our losses.

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

	For the year ended December 31,
	2023	2022
Warrants(1)	2,813,632	70,195
Options	76,112	76,112
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	64,706	34,016
Unvested restricted stock units	95,197	165,912
Total	3,299,647	596,235

(1) Excludes 1,668,236 pre-funded warrants. The shares underlying the pre-funded warrants are included in basic net loss per share.

Comprehensive Loss

The Company has no components of other comprehensive loss, and therefore, comprehensive loss equals net loss.

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the U.S. Securities and Exchange Commission’s (the “SEC”) August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently evaluating the impact of this guidance, but we do not expect the adoption of this guidance to have a material impact on our financial statements and disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This guidance is effective for fiscal years, beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that this guidance will have on our financial statements and disclosures.

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – All Licenses

For the years ended December 31, 2023 and 2022, the Company recorded the following expense in research and development for licenses acquired:

	For the year ended December 31,
($ in thousands)	2023	2022
City of Hope National Medical Center
IV/ICV	—	125
HER2	—	200
CSL Behring (Calimmune)	50	40
Fortress Annual Stock Dividend	477	1,109
Total	$527	$1,474

License Agreements

City of Hope

IV/ICV

In February 2017, the Company entered into an exclusive license agreement (the “IV/ICV License”) with COH to acquire intellectual property rights in patent applications related to the intraventricular (“IV”) and intracerebroventricular (“ICV”) methods of delivering T cells that express CARs. Pursuant to the IV/ICV License, in March 2017, the Company paid COH an upfront fee of $0.1 million. COH is eligible to receive a milestone payment totaling approximately $0.1 million, upon and subject to the achievement of a milestone, and an annual maintenance fee of $25,000. Royalty payments in the low single digits are due on net sales of licensed products. The Company is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-thirties, but no such payments are due in connection with sublicenses that are granted in conjunction with the sublicense of other CAR T programs that are licensed from COH to the Company.

For the year ended December 31, 2022, the Company expensed a non-refundable milestone payment of $0.1 million in connection with the first patent within the Patent Rights issued. There were no such expenses for the year ended December 31, 2023.

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

For the year ended, December 31, 2022, the Company expensed a non-refundable milestone payment of $0.2 million in connection with the first patent within the Patent Rights issued. There were no such expenses for the year ended December 31, 2023. In May 2023, the Company terminated the HER2 License and associated Clinical Research Support Agreement.

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

For the year ended December 31, 2023 and 2022, the Company expensed a non-refundable milestone payments of $50,000 and $40,000, respectively, in connection with the Calimmune license. On August 14, 2023, we notified Calimmune that we were terminating the Calimmune license, which took effect 60 days following notification.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the year ended December 31, 2023 and 2022, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the year ended December 31,
($ in thousands)	2023	2022
City of Hope National Medical Center
CD123	$23	$166
IL13Rα2	1,115	1,486
CS1	188	482
HER2	-	784
PSCA	44	103
Fred Hutchinson Cancer Center - CD20	1,254	1,987
St. Jude Children's Research Hospital - XSCID	637	508
Leiden University Medical Center - RAG1 SCID	350	505
Mayo Clinic	551	968
Total	$4,162	$6,989

City of Hope

CD123 (MB-102) Clinical Research Support Agreement

In February 2017, the Company entered into a Clinical Research Support Agreement for CD123 (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA the Company made an upfront payment of $19,450 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the years ended December 31, 2023 and 2022, the Company recorded $23,000 and $0.2 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement. In May 2023, the Company terminated the CD123 License and associated Clinical Research Support Agreement.

IL13Rα2 (MB-101) Clinical Research Support Agreements

In February 2017, the Company entered into a Clinical Research Support Agreement for IL13Rα2 (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA the Company made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13Rα2. For the years ended December 31, 2023 and 2022, the Company recorded $1.1 million and $1.5 million, respectively, in research and development expenses under the IL13Rα2 CRA in the Statements of Operations pursuant to the terms of this agreement.

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

In March 2021, the Company entered into a clinical research support agreement for an Institutional Review Board-approved, investigator-initiated protocol entitled: “Single Patient Treatment with Intraventricular Infusions of IL13Rα2-

targeting and HER2-targeting CAR T cells for a Single Patient (UPN 181) with Recurrent Multifocal Malignant Glioma.” Pursuant to the terms of this agreement, the Company will contribute up to $0.2 million in connection with the ongoing investigator-initiated study.

CS1 (MB-104) Clinical Research Support Agreement

In June 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma.” The CAR T being studied under this protocol has been designated as MB-104. Under the terms of the agreement the Company will reimburse COH for costs associated with this trial not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. For the years ended December 31, 2023 and 2022, the Company recorded $0.2 million and $0.5 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement. In May 2023, the Company terminated the CS1 License and associated Clinical Research Support Agreement.

HER2 (MB-103) Clinical Research Support Agreement

In September 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma.” The CAR T being studied under this protocol has been designated as MB-103. Under the terms of the agreement the Company will pay COH $29,375 upon execution and will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. For the year ended December 31, 2023 and 2022, the Company recorded zero and $0.8 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement. In May 2023, the Company terminated the HER2 License and associated Clinical Research Support Agreement.

PSCA (MB-105) Clinical Research Support Agreement

In October 2020, the Company entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1b study to evaluate PSCA-specific chimeric antigen receptor (CAR)-T cells for patients with metastatic castration resistant prostate cancer.” The CAR T being studied under this protocol has been designated as MB-105. Under the terms of the agreement the Company will pay COH $33,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier. For the years ended December 31, 2023 and 2022, the Company recorded $44,000 and $0.1 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement. In May 2023, the Company terminated the PSCA License and associated Clinical Research Support Agreement.

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

For the years ended December 31, 2023 and 2022, the Company recorded $1.3 million and $2.0 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

St. Jude - XSCID (MB-117) Data Transfer Agreement

In June 2020, the Company entered into a Data Transfer Agreement with St. Jude under which we will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with XSCID.  Pursuant to the terms of this agreement the Company paid an upfront fee of $1.1 million in July 2020, and will continue to reimburse St. Jude for costs incurred in connection with this clinical trial. For the years ended December 31, 2023 and 2022, the Company recorded $0.6 million and $0.5 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

LUMC - RAG1-SCID (MB-110) Sponsored Research Support Agreement

On September 8, 2021, in connection with the LUMC License, the Company entered into an SRA with LUMC under which the Company will fund research in the amount of approximately $0.5 million annually over a period of 5 years. The research performed pursuant to this agreement will support technology the Company has licensed from LUMC for the use of a gene therapy under development for the treatment of severe immunodeficiency caused by RAG1. For the year ended December 31, 2023 and 2022, the Company recorded $0.4 million and $0.5 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

Mayo Clinic - Sponsored Research Support Agreement

In June 2021, the Company entered into an SRA with Mayo Clinic under which the Company will fund research in the amount of $2.1 million over a period of two years. The research performed pursuant to this agreement will support technology the Company has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. In October 2022, the SRA was amended to include additional funding of approximately $0.1 million. For the year ended December 31, 2023 and 2022, the Company recorded $0.6 million and $1.0 million, respectively, in research and development expenses in the Statements of Operations pursuant to the terms of this agreement.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, the Company entered a Founders Agreement with Fortress, which was amended and restated on May 17, 2016, and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of Mustang and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress loaned $2.0 million, representing the up-front fee required to acquire the Company’s license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment on July 26, 2016, to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B Common shares for 7.0 million common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the Annual Stock Dividend right (as described below). Each share of Class A Preferred Stock is entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Mustang common stock and (B) the whole shares of Mustang common stock into which the shares of outstanding Class A Common Stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of Mustang common stock, subject to certain adjustments. As holders of Class A Preferred Stock, Fortress will receive on each January 1 (each a “Annual Stock Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock, pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“Annual Stock Dividends”) such that the aggregate number of shares of common stock issued pursuant to such Annual Stock Dividend is equal to two and one-half percent (2.5%) of Mustang’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any Annual Stock Dividend Payment Date. The Company records the value of all shares issued for the Annual Stock Dividend as research and development – licenses expense in its Statements of Operations.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 353,086 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2024. The value of these shares is shown in the Statement of Stockholders’ Equity at December 31, 2023, as Common stock issuable – Annual Stock Dividend. The Company recorded an expense of approximately $0.5 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2023.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 187,134 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2023. The value of these shares is shown in the Statement of Stockholders’ Equity at December 31, 2022, as Common stock issuable – Annual Stock Dividend. The Company recorded an expense of approximately $1.1 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2022.

As additional consideration under the Mustang Founders Agreement, Mustang will also: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Mustang that occurs after the effective date of the Mustang Founders Agreement and ending on the date when Fortress no longer has majority voting control in the Company’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of the Company’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, the Company will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%) (see Note 9). The Company records the value of all shares issued for the equity fee component of the Mustang Founders Agreement as Stock-based compensation expense in its Statements of Operations.

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to the Company. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the MSA and the Company’s Certificate of Incorporation, Fortress and its affiliates, including all members of the Company’s Board of Directors, will have no fiduciary or other duty to communicate or present any corporate opportunities to the Company or to refrain from engaging in business that is similar to that of the Company. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The Company records fifty percent of the Annual Consulting Fee in research and development expense and fifty percent in general and administrative expense in the Statement of Operations. For the years ended December 31, 2023 and 2022, the Company recorded expense of $1.0 million and $0.5 million, respectively, related to this agreement.

For the year ended December 31, 2023, the Company did not issue any shares of common stock and recorded the value of 66,003 shares issuable to Fortress, which equaled 2.5% of the sum of the gross proceeds of $0.2 million from the sale of shares of common stock under Mustang’s At-the-Market Offering and $4.4 million gross proceeds on the Registered Direct Offering. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares for the year ended December 31, 2023.

For the year ended December 31, 2022, the Company issued 13,131 shares of common stock and did not record any shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $6.6 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. The Company recorded an expense of approximately $0.2 million in general and administrative expenses related to these shares for the year ended December 31, 2022.

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

For the year ended December 31, 2023, the Company recognized $100,000 in expense in its Statements of Operations related to the director compensation, including approximately $50,000 in expense related to equity incentive grants. For the year ended December 31, 2022, the Company recognized $100,000 in expense in its Statements of Operations related to the director compensation, including approximately $50,000 in expense related to equity incentive grants. The Company issued Dr. Rosenwald 7,246 and 4,777 restricted stock awards for the years ended December 31, 2023 and 2022, respectively.

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

For the year ended December 31, 2023, the Company recognized $110,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $50,000 in expense related to equity incentive grants. For the year ended December 31, 2022, the Company recognized $110,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $50,000 in expense related to equity incentive grants. The Company issued Mr. Weiss 7,246 and 4,777 shares of restricted stock for the years ended December 31, 2023 and 2022, respectively.

Note 5 – Property, Plant and Equipment, and Fixed Assets – Construction in Process

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

In connection with the sale of such assets, the Company received base proceeds of $6.0 million for the assets and lab supplies on-hand as of the transaction date. Based on the fair value of the consideration received and the relative fair value allocation of the consideration, the Company recorded a gain of $1.5 million in the Statements of Operations, for the year ended December 31, 2023. The Company recorded approximately $0.2 million of the consideration as deferred income, which will be recognized upon the transfer of the lease. The Company will record adjustments to the fair value of the potential future consideration each reporting period, prospectively.

Mustang’s property, plant and equipment consisted of the following:

	Estimated Useful	December 31,	December 31,
($ in thousands)	Life (in years)	2023	2022
Computer equipment	3	$—	$145
Furniture and fixtures	5	—	370
Machinery and equipment	5	—	8,632
Leasehold improvements	9	7,694	7,694
Total property, plant and equipment		7,694	16,841
Less: accumulated depreciation		(4,476)	(8,401)
Property, plant and equipment, net		$3,218	$8,440

Depreciation expense for the years ended December 31, 2023 and 2022, was approximately $1.9 million and $2.7 million, respectively, and was recorded in research and development expense in the Statements of Operations.

Fixed assets – construction in process primarily reflects buildout costs and equipment that have not yet been placed into service. For the years ended December 31, 2023, and 2022, fixed assets – construction in process was approximately $29,000 and $1.0 million, respectively.

Note 6 - Accounts Payable and Accrued Expenses

At December 31, 2023 and 2022, accounts payable and accrued expenses consisted of the following:

	December 31,
($ in thousands)	2023	2022
Accounts payable	$6,322	$6,833
Accrued research and development	4,118	2,782
Accrued compensation	2,838	3,468
Other	739	648
Total accounts payable and accrued expenses	$14,017	$13,731

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

On July 18, 2023, the Company executed, with a retroactive Effective Date of June 15, 2023, a Third Amendment to Sublease (the “Third Amendment”), with the Paul Revere Life Insurance Company, pursuant to which the Company relocated from the 26,503 square feet of rentable space on the fourth floor of the Mercantile Center to 11,916 square feet of rentable space on the second floor of the Mercantile Center. As a result of the modification, the Company recorded an adjustment to its right of use asset and related operating lease liability of $1.0 million and $1.2 million, respectively, and $0.2 million gain on the modification of the sublease, which is recorded in Other Income in the Statements of Operations. The Company does not yet occupy the Mercantile Street Facility.

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

The terms of the lease also require that the Company post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which increased to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) on November 1, 2019. After the fifth lease year, the letter of credit obligation is subject to reduction. In January 2023, the letter of credit was reduced to $0.8 million.

The Plantation Street Facility began operations for the production of personalized CAR T and gene therapies in 2018.

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2030. The Company’s lease liabilities result from the lease of its facilities in Massachusetts, which expire in 2030 and 2026, for the Mercantile Street Facility and Plantation Street Facility, respectively, and its copiers, which expire in 2024. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At December 31, 2023, the Company had operating lease liabilities of $2.5 million and right of use assets of $1.6 million, which were included in the Balance Sheet. At December 31, 2022, the Company had operating lease liabilities of $3.9 million and right of use assets of $2.9 million, which were included in the Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2023	2022
Lease cost
Operating lease cost	$439	$565
Variable lease cost	467	488
Total	$906	$1,053

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2023	2022
Operating cash flows from operating leases	$529	$485
Gain on lease modification	$220	$—
Weighted-average remaining lease term – operating leases	4.5	5.9
Weighted-average discount rate – operating leases	9.1%	9.1%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Year ended December 31, 2024	$723
Year ended December 31, 2025	774
Year ended December 31, 2026	703
Year ended December 31, 2027	269
Year ended December 31, 2028	274
Thereafter	303
Total	3,046
Less present value discount	(548)
Operating lease liabilities	$2,498

Note 8 – Notes Payable

On April 11, 2023, the Company’s long-term debt facility with Runway Growth Finance Corp. (the “Term Loan”) was terminated upon receipt by Runway of a payoff amount of $30.4 million from the Company comprised of principal, interest and the applicable final payment amount. The loss on extinguishment was recorded in interest expense in the Statements of Operations. For the years ended December 31, 2023 and 2022, the Company recorded the following components in interest expense:

	For the year ended December 31,
($ in thousands)	2023	2022
Interest expense	$1,187	$2,899
Amortization of Debt Discount	118	445
Loss on Extinguishment	2,795	—
Other	9	15
Total Interest Expense	$4,109	$3,359

The Company entered into the Term Loan on March 4, 2022. Under the Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million fundable if the Company achieved certain predetermined milestones.

The Term Loan accrued interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate would not be less than 9.25%. On December 7, 2022, the Company entered into the First Amendment (the “First Amendment”) to the Loan Agreement by and between the Company and Runway. The First Amendment amended certain definitions and other provisions of the Loan Agreement to replace LIBOR-based benchmark rates applicable to loans outstanding under the Loan Agreement with SOFR-based rates, subject to adjustments as specified in the First Amendment. The Applicable Rate at December 31, 2022 was 11.69%. For the year ended December 31, 2023, the Company made interest payments of $1.3 million, recorded in interest expense in the Statements of Operations. For the year ended December 31, 2022, the Company made interest payments of $2.7 million, recorded in interest expense in the Statements of Operations.

	December 31,	December 31,
($ in thousands)	2023	2022
Note payable	$—	$31,050
Discount on note payable	—	(3,614)
Long-term note payable	$—	$27,436

Amortization of the debt discount associated with the Term Loan was approximately $0.1 million and $0.5 million for the year ended December 31, 2023, and 2022, respectively, and was recorded in interest expense in the Statements of Operations.

In addition, the Term Loan was secured by a lien on substantially all of our assets other than certain intellectual property assets and certain other excluded collateral, and it contained a minimum liquidity covenant and other covenants that include among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors.

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

In connection with the Company’s formation, Fortress subscribed for 7,000,000 shares of the Class B Common Stock and 2,000,000 shares of the Company’s Common Stock, pursuant to the Founders Agreement. Fortress paid the par value of $900 in 2016. The fair value of the Company’s common shares approximated par value as no licenses had been transferred at that time. In July 2016, the Class B Common Stock held by Fortress was exchanged for Class A Preferred Stock, and the Company amended and restated its Certificate of Incorporation to eliminate the Class B Common Stock and authorized a new series of Class A Preferred Stock. Dividends, if and when declared, are to be distributed pro-rata to the Class A Common Stock, Common Stock and Class A Preferred Common Stock.

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

During the year ended December 31, 2023, the Company issued approximately 52,000 shares of common stock at an average price of $3.15 per share for gross proceeds of $163,000 under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $3,000 for net proceeds of approximately $160,000.

During the year ended December 31, 2022, the Company issued approximately 0.5 million shares of common stock at an average price of $12.61 per share for gross proceeds of $6.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million for net proceeds of approximately $6.5 million.

Pursuant to the Founders Agreement, the Company did not issue any shares of its common stock to Fortress for the year ended December 31, 2023, and recorded the value of 1,297 shares issuable to Fortress in connection with the Mustang ATM. Pursuant to the Founders Agreement, Mustang issued 13,131 shares of common stock to Fortress at a weighted average price of $13.56 per share for the year ended December 31, 2022, in connection with the Mustang ATM.

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

The Registered Direct Offering and Private Placement closed on October 30, 2023. The Company received approximately $4.4 million in gross proceeds from the Offerings, before deducting placement agency fees and offering expenses of approximately $0.5 million.

Pursuant to the Founders Agreement, the Company did not issue any shares of its common stock to Fortress and recorded the value of 64,706 shares issuable to Fortress in connection with the Registered Direct Offering as of December 31, 2023.

Registration Statements

On December 12, 2023, we filed registration statement No. 333-275997 on Form S-1, which registered the offer and sale of common stock on behalf of the Selling Stockholders, of up to 2,743,530 shares of our common stock, issuable upon the exercise of certain warrants held by the Selling Stockholders.

On October 23, 2020, the Company filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 S-3”), which was declared effective on December 4, 2020. Under the 2020 S-3, the Company may sell up to a total of $100.0 million of its securities. The 2020 S-3 expired on October 23, 2023.

On April 23, 2021, the Company filed a shelf registration statement No. 333-255476 on Form S-3 (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of December 31, 2023, approximately $195.6 million of the 2021 S-3 remains available for sale of securities.

Stock Issuances to Fortress

Under the terms of the Second Amended and Restated Founders Agreement, which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, pursuant to the Amended and Restated Articles of Incorporation, Fortress receives and Annual Stock Dividend on January 1st, representing 2.5% of the fully-diluted outstanding equity of Mustang.

For the year ended December 31, 2023, the Company recorded the value of 353,086 shares of common stock to Fortress for the Annual Stock Dividend, as Common stock issuable – Annual Stock Dividend in the Statement of Stockholders’ Equity. The Company recorded an expense of approximately $0.5 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2023.

For the year ended December 31, 2022, the Company recorded the value of 187,134 shares of common stock to Fortress for the Annual Stock Dividend, as Common stock issuable – Annual Stock Dividend in the Statement of Stockholders’ Equity. The Company recorded an expense of approximately $1.1 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2022.

For the year ended December 31, 2023, the Company did not issue any shares of common stock and recorded the value of 1,297 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $0.2 million from the sale of shares of common stock under Mustang’s At-the-Market Offering. In connection with the Registered Direct Offering, the Company recorded 64,706 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $4.4 million.

For the year ended December 31, 2022, the Company issued 13,131 shares of common stock to Fortress at a weighted average price of $13.56 per share, the value of which equaled 2.5% of the gross proceeds of $6.6 million from the sale of shares of common stock under the Mustang ATM.

Equity Incentive Plan

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 133,333 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 200,000 shares, for a total of 333,333 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 200,000 shares, for a total of 533,333 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 200,000 shares, for a total of 733,333 shares

As of December 31, 2023, 282,334 shares are available for issuance of stock-based awards under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the years ended December 31, 2023 and 2022:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2021	76,112	$85.95	5.31
Outstanding at December 31, 2022	76,112	$85.95	4.31
Outstanding at December 31, 2023	76,112	$85.95	3.31
Options vested and exercisable at December 31, 2023	47,570	$85.95	3.31

As of December 31, 2023, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock Awards

Certain employees and directors have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activities for the years ended December 31, 2023 and 2022:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2021	18,732	$60.75
Granted	23,888	10.50
Vested	(8,604)	73.35
Nonvested at December 31, 2022	34,016	$22.20
Granted	36,230	6.90
Vested	(5,540)	46.20
Nonvested at December 31, 2023	64,706	$11.59

As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.4 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Restricted Stock Units

The following table summarizes restricted stock units’ activities for the year ended December 31, 2023 and 2022:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2021	155,704	$49.05
Granted	98,976	11.40
Forfeited	(34,333)	37.95
Vested	(54,435)	44.70
Nonvested at December 31, 2022	165,912	$27.60
Granted	29,732	5.13
Forfeited	(51,366)	27.22
Vested	(49,081)	31.53
Nonvested at December 31, 2023	95,197	$18.78

As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.5 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

The following table summarizes stock-based compensation expense for the years ended December 31, 2023 and 2022 (in thousands).

	For the year ended December 31,
	2023	2022
General and administrative	$436	$700
Research and development	132	1,583
Total stock-based compensation expense	$568	$2,283

Stock Warrants

In connection with the Company’s Registered Direct Offering on October 26, 2023, the Company issued pre-funded warrants to purchase up to 1,668,236 shares of common stock, and in a concurrent private placement, the Company issued unregistered warrants to purchase up to 2,588,236 shares of common stock. In connection with these offerings, H.C. Wainwright received Placement Agent Warrants to purchase up to 155,294 shares of common stock.

In connection with the Term Loan on March 4, 2022, the Company issued a warrant to the Lender to purchase 49,869 shares of the Company's common stock with an exercise price of $12.03, see Note 8.

A summary of warrant activities for years ended December 31, 2023 and 2022, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2021	220,577	$120.30	0.73
Expired	(200,251)	127.49	—
Granted	49,869	12.03	9.18
Outstanding as of December 31, 2022	70,195	$22.80	8.29
Exercised	(93)	—	—
Granted	4,411,766	1.00	5.29
Outstanding as of December 31, 2023	4,481,868	$1.34	5.34

Upon the exercise of warrants, the Company will issue new shares of Common Stock.

Employee Stock Purchase Plan

In connection with our Employee Stock Purchase Plan (“ESPP”), eligible employees of Mustang and Fortress can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of December 31, 2023, 86,578 shares have been purchased and 380,089 shares are available for future sale under the Company’s ESPP.

Note 10 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2023 and 2022.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year ended December 31,
	2023	2022
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	16%	16%
Non-deductible items	—%	(1)%
Tax credits	4%	5%
Other	(3)%	1%
Change in valuation allowance	(38)%	(42)%
Income taxes provision (benefit)	—	—

The components of the net deferred tax asset as of December 31, 2023 and 2022 are the following:

	For the year ended December 31,
($ in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryovers	$84,651	$75,011
Stock compensation and other	1,946	2,399
Change in fair value of warrant liabilities	59	59
Amortization of license	11,856	13,375
Lease liability	929	1,466
Accruals and reserves	1,841	1,434
Startup costs	5	6
Tax credits	18,189	15,649
174 Capitalization	28,800	19,787
Total deferred tax assets	148,276	129,186
Less: valuation allowance	(147,694)	(128,101)
Net deferred tax assets	$582	$1,085

Deferred tax liabilities:
Right of use asset	(582)	(1,085)
Total deferred tax assets, net	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets as of December 31, 2023 and 2022. A valuation allowance of approximately $147.7 million and $128.1 million, respectively, was recorded for the years ended December 31, 2023 and 2022.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $244.1 million and $514.9 million, respectively. Approximately $220.4 million and $0.4 million of the federal and state net operating loss carryforwards, respectively, can be carried forward indefinitely. As of December 31, 2023, the Company had federal and state income tax credits of approximately $14.1 million and $5.2 million, respectively, which will begin to expire in 2034. Under the provisions of Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOLs and income tax credits carryforwards to offset future tax liabilities. Certain tax attributes may be subject to an annual limitation as a result of the Company’s January 2017 capital raise, as it appears to constitute an ownership change under Section 382. Additionally, under Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2023. The Company has no income tax effect due to the recognition of a full valuation allowance on all of its deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized regardless of whether an “ownership change” has occurred.

There are no significant items determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the periods ended December 31, 2023 and 2022. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2023 and 2022.

The Company is subject to U.S. federal and various state taxes. As of December 31, 2023, the earliest federal tax year open for the assessment of income taxes under the applicable statutes of limitations is its 2020 tax year.

Beginning with the 2022 tax year, the Company is required to capitalize research and development expenses for tax purposes as defined under Internal Revenue Code Section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and for expenses that are incurred for research and development outside the U.S., the amounts will be amortized over 15 years.  As a result of Section 174 capitalization, the Company recognized a deferred tax asset of $28.8 million.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2023 and 2022. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) was signed into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2023 and 2022.

Note 11 – Subsequent Events

In connection with the sale of the Company’s leasehold interest in its cell processing facility located in Worcester, Massachusetts and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility (the “Transaction”) to uBriGene (Boston) Biosciences, Inc., a Delaware corporation (“uBriGene”) and an indirect, wholly owned subsidiary of UBrigene (Jiangsu) Biosciences Co., Ltd., a Chinese contract development and manufacturing organization, the Company and uBriGene previously submitted a voluntary notice with the U.S. Committee on Foreign Investment in the United States (“CFIUS”) on August 10, 2023 to obtain clearance for the Transaction, although obtaining such clearance was not a condition to closing the Transaction.

Following an initial 45-day review period and subsequent 45-day investigation period, on November 13, 2023, CFIUS requested that the Company and uBriGene withdraw and re-file our joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction. Upon CFIUS’s request, the Company and uBriGene submitted a request to withdraw and re-file our joint voluntary notice to CFIUS, and on November 13, 2023, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period on November 14, 2023. CFIUS’s 45-day review ended on December 28, 2023.  Since CFIUS had not concluded its review by December 28, 2023, the proceeding transitioned to a subsequent 45-day investigation period, which ended on February 12, 2024.

Following the 45-day review period and subsequent 45-day investigation period described above, on February 12, 2024, the Company and uBriGene requested permission to withdraw and re-file their joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction. Upon the Company’s and uBriGene’s request to withdraw and re-file their joint voluntary notice to CFIUS, on February 12, 2024, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period on February 13, 2024. The new 45-day review period will conclude no later than March 28, 2024.  If CFIUS does not conclude its review by March 28, 2024, the proceeding will transition to a second 45-day phase as CFIUS further investigates the Transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Manuel Litchman, M.D.
Name: Manuel Litchman, M.D.
Title: President and Chief Executive Officer

March 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manuel Litchman	President and Chief Executive Officer
Manuel Litchman, M.D.	(Principal Executive Officer)	March 11, 2024

/s/ James Murphy	Interim Chief Financial Officer
James Murphy	(Principal Financial and Accounting Officer)	March 11, 2024
/s/ Michael S. Weiss	Chairman of the Board of Directors and Executive
Michael S. Weiss	Chairman	March 11, 2024

/s/ Adam Chill
Adam Chill	Director	March 11, 2024

/s/ Neil Herskowitz
Neil Herskowitz	Director	March 11, 2024

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, M.D.	Director	March 11, 2024

/s/ Michael Zelefsky
Michael Zelefsky, M.D.	Director	March 11, 2024