Form 10-Q
period 2024-03-31
MUSTANG BIO, INC.
filed 2024-05-15
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of May 13, 2024
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	11,669,505

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

SUMMARY OF RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision in our securities. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Item 1A of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the other reports and documents that we have filed with the Securities and Exchange Commission.

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms to us, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our commercial readiness efforts, activities to support a potential commercial launch following any approval of our product candidates, or other operations.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent on raising additional capital, and our efforts to do so may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop, and, if approved, commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology product candidates.
●	Our strategic pivot to our lead product candidate, MB-106, and our disposal of non-core assets, including our facility, may not result in the cost savings we anticipate and could result in total costs and expenses that are greater than expected.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our product candidates, if approved.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products’ liability claims related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of any such products.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could therefore be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property rights covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ intellectual property rights against third-party infringers.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash and cash equivalents	$1,337	$6,234
Other receivables	6,738	3,879
Prepaid expenses and other current assets	1,165	1,233
Total current assets	9,240	11,346

Property, plant and equipment, net	2,962	3,247
Restricted cash	375	750
Other assets	530	833
Operating lease right-of-use asset, net	1,485	1,566
Total Assets	$14,592	$17,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$15,014	$14,017
Payables and accrued expenses - related party	1,854	834
Operating lease liabilities - short-term	570	520
Total current liabilities	17,438	15,371

Deferred income	270	270
Operating lease liabilities - long-term	1,827	1,978
Total Liabilities	19,535	17,619

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively
Class A common shares, 845,385 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common shares, 9,545,541 and 8,374,869 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Common stock issuable, zero and 419,089 shares as of March 31, 2024 and December 31, 2023, respectively	—	591
Additional paid-in capital	381,218	380,502
Accumulated deficit	(386,162)	(380,971)
Total Stockholders’ Equity	(4,943)	123
Total Liabilities and Stockholders’ Equity	$14,592	$17,742

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$3,804	$14,000
General and administrative	1,427	2,321
Total operating expenses	5,231	16,321
Loss from operations	(5,231)	(16,321)

Other income (expense)
Other income	—	351
Interest income	41	453
Interest expense	(1)	(1,176)
Total other income (expense)	40	(372)
Net Loss	$(5,191)	$(16,693)

Net loss per common share outstanding, basic and diluted	$(0.46)	$(2.06)

Weighted average number of common shares outstanding, basic and diluted	11,253,767	8,093,662

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended March 31, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2023	250,000	$—	845,385	$—	8,374,869	$1	$591	$380,502	$(380,971)	$123
Issuance of common shares - Founders Agreement	—	—	—	—	353,086	—	(477)	477	—	—
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	66,003	—	(114)	114	—	—
Issuance of common shares under ESPP	—	—	—	—	41,774	—	—	48	—	48
Stock-based compensation expenses	—	—	—	—	5,573	—	—	76	—	76
Exercise of warrants	—	—	—	—	704,236	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	(5,191)	(5,191)
Balances at March 31, 2024	250,000	$—	845,385	$—	9,545,541	$1	$—	$381,218	$(386,162)	$(4,943)

	For the Three Months Ended March 31, 2023
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2022	250,000	$—	845,385	$—	7,100,111	$11	$1,109	$374,522	$(329,369)	$46,273
Issuance of common shares - Founders Agreement	—	—	—	—	187,134	—	(1,109)	1,109	—	—
Stock-based compensation expenses	—	—	—	—	5,905	—	—	235	—	235
Exercise of warrants	—	—	—	—	92	—	—	—	—	—
Reverse Split (15:1) adjustment	—	—	—	—	—	(10)	—	10	—	—
Net loss	—	—	—	—	—	—	—	—	(16,693)	(16,693)
Balances at March 31, 2023	250,000	$—	845,385	$—	7,293,242	$1	$—	$375,876	$(346,062)	$29,815

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(5,191)	$(16,693)
Stock-based compensation expenses	76	235
Depreciation expense	285	752
Amortization of debt discount	—	143
Amortization of operating lease right-of-use assets	411	106
Changes in operating assets and liabilities:
Prepaid expenses and other assets	371	131
Other receivables	(2,859)	—
Other receivables - related party	—	36
Accounts payable and accrued expenses	997	(2,311)
Payable and accrued expenses - related party	1,020	(165)
Lease liabilities	(431)	(42)
Net cash used in operating activities	(5,321)	(17,808)

Cash Flows from Investing Activities:
Net cash from investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	1	—
Proceeds from issuance of common shares under ESPP	48	—
Net cash provided by financing activities	49	—

Net change in cash, cash equivalents and restricted cash	(5,272)	(17,808)
Cash, cash equivalents and restricted cash, beginning of the period	6,984	76,656
Cash, cash equivalents and restricted cash, end of the period	$1,712	$58,848

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,024

Supplemental disclosure of noncash activities:
Fixed assets (acquired but not paid)	$—	$18
Issuance of common shares - Founders Agreement	$477	$1,109

The accompanying notes are an integral part of these unaudited financial statements

MUSTANG BIO, INC.

Notes to Unaudited Financial Statements

Note 1 - Organization, Description of Business and Liquidity and Capital Resources

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015. Mustang is a clinical-stage biopharmaceutical company focused on translating medical breakthroughs in cell and gene therapy into potential cures for hematologic cancers and solid tumors. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, the Company had an accumulated deficit of $386.2 million.

The Company has funded its operations to date primarily through the sale of equity and via debt raises. The Company expects to continue to use the proceeds from its previous financing transactions and asset sale primarily for working capital and general corporate purposes.

The Company will require substantial additional financings through equity and debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing product candidates. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. In performing its evaluation, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have been approved by the Board of Directors as of the date of these financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future, and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these unaudited consolidated financial statements are issued. The Company made strategic decisions, including a significant reduction in the workforce by approximately 81% in April 2024, and terminated certain license agreements with St. Jude and Leiden University Medical Centre, also in April 2024 to preserve capital and prioritize the allocation of resources. The Company continues to pursue additional cash resources through public or private equity or debt financings. The Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2023, which were included in the Company’s Annual Report on Form 10-K and filed with the Securities and Exchange Commission (“SEC”) on March 11, 2024 (the “2023 Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Balance Sheets to the Unaudited Statements of Cash Flows for the three months ended March 31, 2024, and 2023:

	March 31,
($ in thousands)	2024	2023
Cash and cash equivalents	$ 1,337	$ 58,098
Restricted cash	375	750
Total cash, cash equivalents and restricted cash	$ 1,712	$ 58,848

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the 2023 Form 10-K.

Recently Issued Accounting Standards

As of March 31, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three months ended March 31, 2024 and 2023, the Company recorded the following expenses in research and development for sponsored research and clinical trial agreements in the Unaudited Statements of Operations pursuant to the terms of these agreements:

	For the three months ended March 31,
($ in thousands)	2024	2023
City of Hope National Medical Center
IL13Rα2	280	310
CS1	—	50
PSCA	—	22
Fred Hutchinson Cancer Center - CD20	—	554
St. Jude Children's Research Hospital - XSCID	(434)	419
Leiden University Medical Center - RAG1 SCID	120	112
Mayo Clinic	—	275
Total	$(34)	$1,742

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

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Center

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

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

Since June 2020, the Company has been party to a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked severe combined immunodeficiency (“XSCID”), whereby the Company will continue to reimburse St. Jude for costs incurred in connection with this trial. In April 2024, the Company terminated its license agreement and the associated Data Transfer Agreement with St. Jude, in exchange for a mutual release of liability and forgiveness by St. Jude of all amounts previously owed by the Company.

RAG1-SCID (MB-110) Sponsored Research Support Agreement (“SRA”) with Leiden University Medical Centre

Since September 8, 2021, in connection with the Leiden License, the Company has been party to a Sponsored Research Support Agreement (“SRA”) with Leiden University Medical Centre (“LUMC”) under which the Company will fund research in the amount of approximately $0.5 million annually over a period of 5 years. The research performed pursuant to this agreement will support technology the Company has licensed from Leiden for the use of a gene therapy under development for the treatment of severe immunodeficiency caused by mutations in the RAG1 gene. In April 2024, the Company delivered a termination notice to LUMC, pursuant to which it terminated the license agreement underpinning the MB-110 product candidate; the Company is currently in discussions with LUMC regarding the terms that will govern such termination.

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

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

With respect to the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three months ended March 31, 2024 and 2023, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended March 31, 2024 and 2023, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to the MSA.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of the Company’s common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the three months ended March 31, 2024, and 2023, no equity or debt financing occurred, and no common stock was issuable to Fortress under the Founders Agreement.

Annual Stock Dividend

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company issued 353,086 shares of common stock to Fortress as the Annual Stock Dividend (as such term is defined in the Certificate of Incorporation), representing 2.5% of the fully-diluted outstanding equity of Mustang on January 2, 2024. This was recorded in the Statement of Stockholders’ Equity at December 31, 2023, as Common stock issuable – Founders Agreement. The Company recorded an expense of approximately $0.5 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2023.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party and are reimbursed to Fortress in the normal course of business.

Note 5 – Property, Plant and Equipment

At March 31, 2024, and December 31, 2023, property, plant and equipment consisted of the following:

	Estimated Useful	March 31,	December 31,
($ in thousands)	Life (in years)	2024	2023
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	29	29
Total property, plant and equipment		7,723	7,723
Less: accumulated depreciation		(4,761)	(4,476)
Property, plant and equipment, net		$2,962	$3,247

Depreciation expense for the three months ended March 31, 2024 and 2023, was approximately $0.3 million and $0.8 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Note 6 - Accounts Payable and Accrued Expenses

At March 31, 2024, and December 31, 2023, accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2024	2023
Accounts payable	$11,279	$6,322
Accrued research and development	1,857	4,118
Accrued compensation	1,201	2,838
Other	677	739
Total accounts payable and accrued expenses	$15,014	$14,017

Note 7 – Notes Payable

On April 11, 2023, the Company’s long-term debt facility (the “Term Loan”) with Runway Growth Finance Corp. (“Runway”) was terminated upon receipt by Runway of a payoff amount of $30.4 million from the Company comprised of principal, interest and the applicable final payment amount. For the three months ended March 31, 2024 and 2023, the Company recorded the following components in interest expense:

	For the three months ended March 31,
($ in thousands)	2024	2023
Interest expense	$—	$1,055
Amortization of Debt Discount	—	117
Other	1	4
Total Interest Expense	$1	$1,176

The Company entered into the Term Loan on March 4, 2022. Under the Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million fundable if the Company achieved certain predetermined milestones.

The Term Loan accrued interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London, England to major banks in the London or other offshore interbank market  (the “Applicable Rate”); provided that the Applicable Rate would not be less than 9.25%. On December 7, 2022, the Company entered into the First Amendment (the “First Amendment”) to the Loan Agreement by and between the Company and Runway. The First Amendment amended certain definitions and other provisions of the Loan Agreement to replace LIBOR-based benchmark rates applicable to loans outstanding under the Loan Agreement with SOFR-based rates, subject to adjustments as specified in the First Amendment. The Applicable Rate at March 31, 2023 was 13.77%. For the three months ended March 31, 2023, the Company made interest payments of $1.0 million recorded in interest expense in the Unaudited Statements of Operations.

Amortization of the debt discount associated with the Term Loan was approximately $0.1 million for the three months ended March 31, 2023, and was recorded in interest expense in the Unaudited Statements of Operations.

In addition, the Term Loan was secured by a lien on substantially all of the Company’s assets other than certain intellectual property assets and certain other excluded collateral, and it contained a minimum liquidity covenant and other covenants that included among other items: (i) limits on indebtedness, and (ii) repurchase of stock from employees, officers and directors.

Note 8 - Stockholders’ Equity

Registration Statements

On April 23, 2021, the Company filed a shelf registration statement on Form S-3 (File No. 333-255476) (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company may sell up to a total of $200.0 million of its securities. As of March 31, 2024, approximately $195.6 million of the 2021 S-3 remained available for sales of securities. The 2021 S-3 expires on May 24, 2024.

As of the filing of this Form 10-Q, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the number of securities it can sell under its registration statements on Form S-3.

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

During the three months ended March 31, 2024 and 2023, no shares of common stock were issued under the Mustang ATM.

Equity Incentive Plan

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by the Company’s stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 133,333 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 200,000 shares, for a total of 333,333 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 200,000 shares, for a total of 533,333 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 200,000 shares, for a total of 733,333 shares.

As of March 31, 2024, 297,839 shares were available for future issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the three months ended March 31, 2024:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2023	76,112	$85.95	3.31
Outstanding at March 31, 2024	76,112	$85.95	3.06
Options vested and exercisable at March 31, 2024	47,570	$85.95	3.06

As of March 31, 2024, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock

The following table summarizes restricted stock award activities for the three months ended March 31, 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2023	64,706	$11.59
Nonvested at March 31, 2024	64,706	$11.59

As of March 31, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.3 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the three months ended March 31, 2024:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2023	95,197	$18.78
Forfeited	(15,505)	13.40
Vested	(8,621)	22.13
Nonvested at March 31, 2024	71,071	$19.54

As of March 31, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.3 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
General and administrative	$47	$109
Research and development	29	126
Total stock-based compensation expense	$76	$235

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

As of March 31, 2024, 128,352 shares have been purchased and 338,315 shares are available for future sale under the Company’s ESPP.

Warrants

A summary of warrant activities for the three months ended March 31, 2024, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2023	4,481,868	$1.34	5.34
Exercised	(704,236)	—	—
Outstanding as of March 31, 2024	3,777,632	$1.59	5.09

Upon the cashless exercise of warrants, the Company will issue new shares of common stock. In connection with the Company’s Registered Direct Offering on October 26, 2023, the Company issued pre-funded warrants to purchase up to 1,668,236 shares of common stock, and in a concurrent private placement, the Company issued unregistered warrants to purchase up to 2,588,236 shares of common stock, which were subsequently registered in April 2024 on Form S-1 (File No. 333-275997). In connection with these offerings, H.C. Wainwright received Placement Agent Warrants to purchase up to 155,294 shares of common stock. During the three months ended March 31, 2024, 704,236 of the pre-funded warrants were exercised at an exercise price of $0.001. In connection with the Public Offering the Company completed in May 2024, the 2,588,236 unregistered warrants were repriced from the original exercise price of $1.58 to $0.237.  See Note 12 below.

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

	For the three months ended March 31,
	2024	2023
Warrants(1)	2,813,632	70,102
Options	76,112	76,112
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	64,706	34,016
Unvested restricted stock units	71,071	160,391
Total	3,275,521	590,621

(1) Excludes 964,000 pre-funded warrants, issued in connection with the Company’s October 2023 Registered Direct Offering. The shares underlying the pre-funded warrants are included in basic net loss per share for the three months ended March 31, 2024.

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

Note 11 – Commitments and Contingencies

Indemnification

In accordance with its Certificate of Incorporation, amended and restated bylaws and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. The Company has director and officer insurance to address such claims. The Company also provides indemnification of contractual counterparties in certain situations, including without limitation to clinical sites, service providers and licensors.

Leases

The Company leases office space and copiers under agreements classified as operating leases that expire on various dates through 2030. The Company’s lease liabilities result from the lease of its Mercantile Center Facility, which expires in 2030, its Plantation Street Facility, which expires in 2026, and its copiers, which expire in 2024. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. At March 31, 2024, the Company had operating lease liabilities of $2.4 million and right of use assets of $1.5 million, which were included in the Unaudited

Balance Sheet. At December 31, 2023, the Company had operating lease liabilities of $2.5 million and right of use assets of $1.6 million, which were included in the Unaudited Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months Ended
	March 31,	March 31,
($ in thousands)	2024	2023
Lease cost
Operating lease cost	$52	$197
Variable lease cost	15	224
Total	$66	$421

	For the Three Months Ended
	March 31,	March 31,
($ in thousands)	2024	2023
Operating cash flows from operating leases	$156	$132
Gain on lease modification	$—	$—
Weighted-average remaining lease term – operating leases	4.3	5.7
Weighted-average discount rate – operating leases	9.1%	9.1%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Year ended December 31, 2024	$588
Year ended December 31, 2025	774
Year ended December 31, 2026	703
Year ended December 31, 2027	269
Year ended December 31, 2028	274
Thereafter	303
Total	2,910
Less present value discount	(514)
Operating lease liabilities	$2,397

Note 12 – Subsequent Events

April 2024 Reduction in Work Force

On April 10, 2024, the Company’s board of directors approved a reduction of the Company’s workforce by approximately 81% of its employee base in order to reduce costs and preserve capital due to the fundraising environment and continued uncertainty regarding the CFIUS review of the transaction with uBriGene. The workforce reduction occurred primarily in April 2024 and is expected to be substantially completed in the second quarter of 2024. As a result of these actions, the Company expects to incur personnel-related restructuring charges of approximately $0.2 million in connection with one-time employee termination cash expenditures, which are expected to be incurred in the second quarter of 2024. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction or retention efforts. The estimates of the costs expected to be incurred, and the timing thereof, are subject to various assumptions and actual costs may differ. The Company and its board of directors continue to evaluate all strategic and other alternatives related to the business.

Public Offering

On May 2, 2024, the Company completed a best efforts public offering (the “Offering”) of its securities pursuant to which it issued and sold to an institutional investor (the “Investor”) (i) 1,160,000 shares (the “Shares”) of its common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 15,717,638 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-1 Common Warrant Shares”), (iv) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-2 Warrant Shares”), and (v) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-3 Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. The public offering price for each Share and accompanying Warrants was $0.237, and the public offering price for each Pre-Funded Warrant and accompanying Warrants was $0.2369. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. Each Warrant will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (“Warrant Stockholder Approval”). The Series A-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series A-2 Warrant will expire on the twenty four month anniversary of the Warrant Stockholder Approval. The Series A-3 Warrant will expire on the nine month anniversary of the Warrant Stockholder Approval.

The net proceeds of the Offering, after deducting the fees and expenses of the placement agent for the Offering and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $3.3 million. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Warrant Amendment Agreement

In connection with the Offering described above, the Company also entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the Investor. Under the Warrant Amendment Agreement, the Company agreed to amend certain existing warrants to purchase up to 2,588,236 shares of common stock that were previously issued in October 2023 to the Investor, with an exercise price of $1.58 per share (the “Existing Warrants”), in consideration for their purchase of the securities in the Offering, as follows: (i) lower the exercise price of the Existing Warrants to $0.237 per share, (ii) provide that the Existing Warrants, as amended, will not be exercisable until the receipt of Warrant Stockholder Approval for the exercisability of the Warrants in the Offering, and (iii) extend the original expiration date of the Existing Warrants by five years following the receipt of such Warrant Stockholder Approval. The Warrant Amendment Agreement became effective on May 2, 2024.

Voluntary Notice to U.S. Committee on Foreign Investment in the United State (“CFIUS”)

On May 13, 2024, the Company, uBriGene and CFIUS executed a National Security Agreement (the “NSA”), pursuant to which the Company and uBriGene agreed to abandon the Transaction and all other transactions contemplated by the Asset Purchase Agreement and the agreements entered into in connection therewith. The NSA imposes certain conditions on the Company and uBriGene and its affiliates.  Most significantly, the Company agreed (i) not to effect the Transaction with uBriGene or any of its affiliates; and (ii) to appoint a point of contact representative with whom CFIUS and uBriGene’s designated contact person may interact as needed.  The NSA also obligates uBriGene to sell, or otherwise dispose of, the equipment assets purchased within 180 days after the execution of the NSA, with uBriGene able to eliminate some of its obligations under the NSA if it is able to sell the equipment assets purchased back to the Company within 45 days after execution of the NSA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q. Our financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are often indicated by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions, include, but are not limited to, any statements relating to our growth strategy and product development programs, including the Company’s expectations with respect to the consummation of the sale of its manufacturing facility, the timing of and our ability to make regulatory filings such as Investigational New Drug (“IND”) applications and other applications and to obtain regulatory approvals for our product candidates, statements concerning the potential of therapies and product candidates, and any other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under Part II, Item 1A “Risk Factors” herein.

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

Our pipeline is currently focused in two core areas: CAR T therapies for hematologic malignancies and CAR T therapies for solid tumors. For these therapies we have partnered with world class research institutions, including the City of Hope National Medical Center (“COH” or “City of Hope”), Fred Hutchinson Cancer Center (“Fred Hutch”), Nationwide Children’s Hospital (“Nationwide”) and the Mayo Foundation for Medical Education and Research (“Mayo Clinic”).

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

We are developing CAR T therapy for hematologic malignancies in partnership with Fred Hutch targeting CD20 (MB-106). In May 2021, we announced that the U.S. Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) Application for MB-106. As of December 2023, approximately 40 patients have been treated in an ongoing phase 1 clinical trial sponsored by Fred Hutch (ClinicalTrials.gov Identifier: NCT03277729), and approximately 20 patients have been treated in an ongoing phase 1 clinical trial sponsored by us (ClinicalTrials.gov Identifier: NCT05360238). In 2023 and 2024, we received Safety Review Committee approval to escalate the dose from Dose Level 1 to Dose Level 2 in all three active arms of the ongoing Mustang-sponsored phase 1 trial. We presented the latest results, demonstrating a favorable safety profile, complete response rate, and durability, from the indolent lymphoma arm of the ongoing Mustang-sponsored phase 1 trial at the 2023 American Society of Hematology (“ASH”) Annual Meeting. As of the ASH meeting, the indolent lymphoma arm of the MB-106 Mustang-sponsored phase 1 trial was pending one patient to complete the final dose level required to advance to phase 2 pivotal studies for treatment of patients with relapsed or refractory indolent B-cell non-Hodgkin lymphoma.

We are also developing CAR T therapy for solid tumors in partnership with COH targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide for a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. The Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) began during the third quarter of 2019. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma.

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

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia)

In the first quarter of 2024, we completed a successful End-of-Phase 1 meeting with the FDA regarding a potential pivotal Phase 2 single-arm clinical trial for the treatment of WM. Per the discussions, the FDA agreed with the proposed overall design of the pivotal trial for WM at the recommended dose of 1 x 107 CAR-T cells/kg and requested only minimal modifications to the study protocol. No additional nonclinical studies are expected prior to Phase 2 or a Biologics License Application (“BLA”) filing. Due to limited resources, and as a result of the reduction in work force described below, we do not expect to initiate our pivotal Phase 2 single-arm clinical trial of MB-106 for the treatment of WM trial in 2024. Subject to available funds, we intend to rely on third party service providers to conduct study and manufacturing services to advance our priority potential product candidates.

Also in the first quarter of 2024, we completed enrollment of the indolent lymphoma arm in our multicenter Phase 1 trial. The tenth and final patient enrolled on that arm was a patient with follicular lymphoma (FL) who achieved a complete response following treatment with 1 x 107 CAR-T cells/kg. As a result, the overall complete response rate for FL in the Phase 1 portion of this trial was sustained at 100% (N=6), with no occurrence of CRS above grade 1 and no ICANS of any grade, despite not using prophylactic tocilizumab or dexamethasone.

In March 2024, we announced plans to collaborate with Fred Hutch for a proof-of-concept Phase 1 investigator-sponsored clinical trial evaluating MB-106 in autoimmune diseases.

In March 2024, we were granted the Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA for the treatment of relapsed or refractory CD20 positive WM and FL, based on potential improvement in response as seen in clinical data to date. Drugs eligible for RMAT designation are those intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and that present preliminary clinical evidence indicating the drug has the potential to address unmet medical needs for such disease or condition. RMAT designation provides regenerative medicine advanced therapy products with the same benefits to expedite the development and review of a marketing application that are available to drugs that receive Breakthrough Therapy Designation. These advantages include timely advice and interactive communications with FDA, as well as proactive and collaborative involvement by senior FDA managers and experienced review and regulatory health project management staff. A product designated as an RMAT also may be eligible for other FDA-expedited programs, such as Priority Review. The FDA also may conduct a rolling review of products in its expedited programs, reviewing portions of a marketing application before the complete application is submitted.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

In October 2023, we received a safe-to-proceed “approval” from the FDA for our MB-109 IND application allowing us to initiate a Phase 1, open-label, non-randomized, multicenter study of MB-109 in patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma. In this Phase 1 clinical study, we intend to evaluate the combination of CAR-T cells (MB-101) and the herpes simplex virus type 1 oncolytic virus (MB-108) in patients with IL13Rα2+ high-grade gliomas. The design of this study involves first a lead-in cohort, wherein patients are treated with MB-101 alone without prior MB-108 administration. After successful confirmation of the safety profile of MB-101 alone, the study will then investigate increasing doses of intratumorally administered MB-108 followed by dual intratumoral (ICT) and intraventricular (ICV) administration of MB-101. Due to limited resources, we do not currently expect to initiate this study until such time, if any, that additional resources become available to us.

In Vivo CAR T Platform Technology

We are collaborating with the Mayo Clinic to develop a novel technology that may be able to transform the administration of CAR T therapies and potentially be used as an off-the-shelf therapy. In 2024, the Mayo Clinic expects to publish in vivo proof-of-concept data in a mouse model of cancer in a major scientific journal, and we are evaluating plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified, subject to allocation of resources.

Terminated Gene Therapy Product Candidates

We formerly developed several gene therapy product candidates, which included MB-117 and MB-217 (based on technologies licensed from St. Jude Children’s Research Hospital (“St. Jude”)) and MB-110 (based on technologies licensed from Leiden University Medical Centre (“LUMC”)). In April 2024, we entered into a termination and release agreement with St. Jude, pursuant to which we agreed to terminate the license agreement underpinning the MB-117 and MB-217 product candidates in exchange for a mutual release of liability and forgiveness by St. Jude of all amounts previously owing to them. Also in April 2024, we delivered a termination notice to LUMC pursuant to which we terminated the license agreement underpinning the MB-110 product candidate; we are currently in discussions with LUMC regarding the terms that will govern such termination.

Recent Developments

April 2024 Reduction in Work Force

On April 10, 2024, our board of directors approved a reduction of our workforce by approximately 81% of our employee base in order to reduce costs and preserve capital due to the fundraising environment and continued uncertainty regarding the CFIUS review of the sale of the Facility and the Transaction with uBriGene. The workforce reduction occurred primarily in April 2024 and is expected to be substantially completed in the second quarter of 2024. As a result of these actions, we expect to incur personnel-related restructuring charges of approximately $0.2 million in connection with one-time employee termination cash expenditures, which are expected to be incurred in the second quarter of 2024. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction or retention efforts. The estimates of the costs expected to be incurred, and the timing thereof, are subject to various assumptions and actual costs may differ. We and our board of directors continue to evaluate all strategic and other alternatives related to the business.

Due to limited resources, and as a result of the reduction in work force described above, we do not expect to initiate our pivotal Phase 2 single-arm clinical trial of MB-106 for the treatment of WM trial in 2024. Subject to available funds, we intend rely on third party service providers to conduct study and manufacturing services to advance our priority potential product candidates.

Sale of Manufacturing Facility – Overview of Transaction

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

Voluntary Notice to U.S. Committee on Foreign Investment in the United States

uBriGene is an indirect, wholly owned subsidiary of UBrigene (Jiangsu) Biosciences Co., Ltd., a Chinese contract development and manufacturing organization. Under the Asset Purchase Agreement, we and uBriGene agreed to use our reasonable best efforts to obtain clearance for the Transaction from the U.S. Committee on Foreign Investment in the United States (“CFIUS”), although obtaining such clearance was not a condition to closing the Transaction. In accordance with the Asset Purchase Agreement, we and uBriGene previously submitted a voluntary joint notice to CFIUS on August 10, 2023.

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

Following the 45-day review period and subsequent 45-day investigation period described above, on February 12, 2024, we and uBriGene requested permission to withdraw and re-file our joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction. Upon our joint request to withdraw and re-file their joint voluntary notice to CFIUS, on February 12, 2024, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period on February 13, 2024. CFIUS’s new 45-day review ended on March 28, 2024. Because CFIUS had not yet concluded its action, the proceeding transitioned to a second 45-day phase as CFIUS further investigated the Transaction. On March 28, 2024, CFIUS advised us that its investigation would be completed no later than May 13, 2024.

On May 13, 2024, together with uBriGene and CFIUS, we executed a National Security Agreement (the “NSA”), pursuant to which we and uBriGene agreed to abandon the Transaction and all other transactions contemplated by the Asset Purchase Agreement and the agreements entered into in connection therewith.  The execution of the NSA was the result of CFIUS’ determination that such transactions posed a risk to the national security of the United States. We disagree with this position but did not feel a meaningful likelihood existed that the Transaction would be consummated in light of CFIUS’

objections. The NSA imposes certain conditions on the Company and uBriGene and its affiliates. Most significantly, we agreed (i) not to effect the Transaction with uBriGene or any of its affiliates; and (ii) to appoint a point of contact representative with whom CFIUS and uBriGene’s designated contact person may interact as needed.  The NSA also obligates uBriGene to sell, or otherwise dispose of, the equipment assets purchased within 180 days after the execution of the NSA, with uBriGene able to eliminate some of its obligations under the NSA if it is able to sell the equipment assets purchased back to us within 45 days after the execution of the NSA.

Notification of Non-Compliance with Nasdaq Continued Listing Requirements

On March 13, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, reported stockholders’ equity of $123,000. The Letter further noted that as of its date, we did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market.

The Letter has no immediate effect on our continued listing on the Nasdaq Capital Market, subject to our compliance with the other continued listing requirements. In accordance with Nasdaq rules, we were provided 45 calendar days, or until April 29, 2024, to submit a plan to regain compliance (the “Compliance Plan”). On April 29, 2024, we submitted a compliance plan to the Nasdaq Staff. If the Compliance Plan is acceptable to the Staff, it may grant an extension of 180 calendar days from the date of the Letter. If the Staff does not accept the Compliance Plan, the Staff will provide written notification to us that the Compliance Plan has been rejected. At that time, we may appeal the Staff’s determination to a Nasdaq Hearings Panel.

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on the Nasdaq Capital Market. However, there can be no assurance that Nasdaq will approve the Compliance Plan or that we will ultimately regain compliance with all applicable requirements for continued listing.

Financing Activities

Public Offering

On May 2, 2024, we completed a best efforts public offering (the “Offering”) of our securities pursuant to which we issued and sold to an institutional accredited investor (the “Investor”) (i) 1,160,000 shares (the “Shares”) of our common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 15,717,638 shares of common stock, (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 16,877,638 shares of our common stock, (iv) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 16,877,638 shares of our common stock, and (v) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 16,877,638 shares of our common stock. Each Share or Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of our common stock, one Series A-2 Warrant to purchase one share of our common stock, and one Series A-3 Warrant to purchase one share of our common stock. The public offering price for each Share and accompanying Warrants was $0.237, and the public offering price for each Pre-Funded Warrant and accompanying Warrants was $0.2369. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $0.237 per share, will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (“Warrant Stockholder Approval”). The Series A-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series A-2 Warrant will expire on the twenty four month anniversary of the Warrant Stockholder Approval. The Series A-3 Warrant will expire on the nine month anniversary of the Warrant Stockholder Approval.

The net proceeds of the Offering, after deducting the fees and expenses of the placement agent for the Offering, and other offering expenses payable by us, but excluding the net proceeds, if any, from the exercise of the Warrants, is approximately $3.3 million. We intend to use the net proceeds from the Offering for working capital and general corporate purposes.

Warrant Amendment Agreement

In connection with the Offering described above, we also entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the Investor. Under the Warrant Amendment Agreement, we agreed to amend certain existing warrants to purchase up to 2,588,236 shares of common stock that were previously issued in October 2023 to the Investor, with an exercise price of $1.58 per share (the “Existing Warrants”), in consideration for their purchase of the securities in the Offering, as follows: (i) lower the exercise price of the Existing Warrants to $0.237 per share, (ii) provide that the Existing Warrants, as amended, will not be exercisable until the receipt of Warrant Stockholder Approval for the exercisability of the Warrants in the Offering, and (iii) extend the original expiration date of the Existing Warrants by five years following the receipt of such Warrant Stockholder Approval. The Warrant Amendment Agreement became effective on May 2, 2024.

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

During the three months ended March 31, 2024, no shares of common stock were issued under the Mustang ATM.

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

For a discussion of our critical accounting estimates, see the MD&A in the 2023 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2023.

Accounting Pronouncements

During the three months ended March 31, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” within the meaning of federal securities laws, meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our financial statements in this Form 10-Q.

Controlled Company Status

We are a majority-controlled subsidiary of Fortress. As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our board.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	For the three months ended March 31,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$3,804	$14,000	$(10,196)	(73)%
General and administrative	1,427	2,321	(894)	(39)%
Total operating expenses	5,231	16,321	(11,090)	(68)%
Loss from operations	(5,231)	(16,321)	11,090	(68)%

Other income (expense)
Other income	—	351	(351)	(100)%
Interest income	41	453	(412)	(91)%
Interest expense	(1)	(1,176)	1,175	(100)%
Total other income (expense)	40	(372)	412	(111)%
Net Loss	$(5,191)	$(16,693)	$11,502	(69)%

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

For the three months ended March 31, 2024 and 2023, research and development expenses were $3.8 million and $14.0 million, respectively. The decrease of approximately $10.2 million is primarily attributed to decreased expenses of $5.8 million for personnel related costs, which includes approximately $2.3 million of costs reimbursed through the subcontracting agreement with uBriGene and the reversal of $1.3 million of 2023 accrued bonus that will not be paid due to the reduction in the workforce that occurred in April 2024, $2.7 million for lab supplies, which includes approximately $0.1 million of costs reimbursed through the subcontracting agreement with uBriGene, $1.0 million for program related expenses, which includes approximately $0.6 million forgiveness of payables to St. Jude as a result of the mutual termination of the license agreement, $0.5 million for facility and deprecation expenses, which includes approximately

$0.2 million of costs reimbursed through the subcontracting agreement with uBriGene, and $0.2 million for consulting expenses.

The following table provides a breakout of the components of research and development expenses for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
($ in thousands)	2024	2023
R&D program related expenses (1)
MB-102	$10	$42
MB-106	1,003	1,180
MB-107/207 (2)	(562)	440
MB-109	686	316
MB-110	120	112
Mayo in situ CAR T	6	300
All others (3)	425	273
Total R&D development expense	1,688	2,663
R&D personnel related expenses (4)	(689)	5,106
R&D facility and depreciation expense	284	752
R&D consulting expenses	685	953
R&D lab supplies	195	2,946
R&D other expense (5)	1,641	1,580
Total research and development expense	$3,804	$14,000

(1) Includes sponsored research, license and clinical trial related costs.

(2) Credit for the three months ended March 31, 2024 reflects the forgiveness of outstanding payables and accrued expenses due to the mutual termination of the license agreement and related data transfer agreement with St. Jude.

(3) Includes costs for long-term follow up and programs that were terminated.

(4) Credit for the three months ended March 31, 2024 reflects the reversal of 2023 accrued bonus that will not be paid due to the reduction in the workforce in April 2024.

(5) Includes services provided by uBriGene under the manufacturing services agreement.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the three months ended March 31, 2024, and 2023, general and administrative expenses were $1.4 million and $2.3 million, respectively. The decrease of approximately $0.9 million is primarily attributed to a $0.6 million decrease in personnel costs, $0.2 million decrease in legal expenses, and a $0.1 million decrease across various other general and administrative expenses.

Other Income or Expense

For the three months ended March 31, 2024, and 2023, other income (expense) was $40,000 and $(0.4) million, respectively. The decrease of approximately $0.4 million in expense is primarily attributed to a $1.2 million decrease in interest expense, partially offset by a $0.4 million decrease in grant income and a $0.4 million decrease in interest income.

Liquidity and Capital Resources

We have incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, we had an accumulated deficit of $386.2 million.

We have funded our operations to date primarily through the sale of equity. For example, on May 2, 2024, we completed the Offering described in “Financing Activities” above. The net proceeds of the Offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by us, but excluding the net proceeds from the exercise of the Warrants, were approximately $3.3 million. We intend to use the net proceeds from the Offering for working capital and general corporate purposes.

As of March 31, 2024, the Company had cash and cash equivalents of $1.3 million. On April 10, 2024, our Board approved a reduction in our workforce of approximately 81%, in order to reduce costs and preserve capital due to the fundraising environment and continued uncertainty regarding the CFIUS review of the sale of the Facility and the Transaction with uBriGene. The reduction occurred primarily in April 2024 and is expected to be substantially complete by the end of the second quarter. Additionally in April 2024, we terminated our license agreements with St. Jude and Leiden University Medical Centre. The mutual termination of the St. Jude license and associated Data Transfer Agreement included the forgiveness of outstanding amounts owed by us. Based on our current operating plan, reflecting these changes described above, we currently expect that such cash and cash equivalents, together with the approximately $3.3 million net proceeds received in the Offering described above, will be sufficient to fund our operations into the first quarter of 2025. We will continue to seek additional funding through corporate partnerships and capital markets fundraising. See “Risk Factors—Risks Related to Our Finances and Capital Requirements.”

The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2024, there is substantial doubt about our ability to continue as a going concern for the next 12 months from the date of issuance of these unaudited financial statements. The financial statements included in this Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

In addition, the amount of proceeds we may be able to raise pursuant to our existing shelf registration statements on Form S-3 may be limited. As of the filing of this Form 10-Q, we are subject to General Instruction I.B.6 to Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds we can raise through primary offerings of securities in any 12-month period using our registration statements on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling securities using our Form S-3 until such time as our public float exceeds $75 million.

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

During the three months ended March 31, 2024, there were no material changes in our contractual obligations and commitments, as described in our 2023 Form 10-K. See above for recent terminations of our agreements with St. Jude and LUMC in April 2024.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

	For the three months ended March 31,
($ in thousands)	2024	2023
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(5,321)	$(17,808)
Investing activities	—	—
Financing activities	49	—
Net change in cash, cash equivalents and restricted cash	$(5,272)	$(17,808)

Operating Activities

Net cash used in operating activities was $5.3 million for the three months ended March 31, 2024, compared to $17.8 million for the three months ended March 31, 2023.

Net cash used in operating activities for the three months ended March 31, 2024, was primarily due to approximately $5.2 million in net loss, $0.9 million change in operating assets and liabilities, partially offset by $0.1 million of non-cash stock compensation expenses, $0.3 million of depreciation, and $0.4 million from amortization of operating lease right-of-use assets.

Net cash used in operating activities for the three months ended March 31, 2023, was primarily due to approximately $16.7 million in net loss and $2.3 million change in operating assets and liabilities, partially offset by $0.2 million of non-cash stock compensation expenses, $0.8 million of depreciation, and $0.2 million from other operating activities.

Investing Activities

During the three months ended March 31, 2024 and 2023, no cash was used in or provided by investing activities.

Financing Activities

Net cash provided financing activities was $49,000 during the three months ended March 31, 2024, reflecting the issuance of the Company’s common shares in connection with the ESPP.

No cash was used in or provided by financing activities for the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Investing in our common stock or any other type of equity or debt securities we may offer (together, our “Securities”) involves a high degree of risk. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Form 10-Q and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. Some of the statements in the following risk factors constitute forward-looking statements. Please see the section titled “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have a limited operating history. We have focused primarily on organizing, acquiring and developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $5.2 million and $16.7 million for the three months ended March 31, 2024 and 2023, respectively, and we had an accumulated deficit of $386.2 million as of March 31, 2024. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding (which may not be available on acceptable terms to us, or at all) and/or delay, limit or terminate our product development efforts or other operations. If we are unable to raise capital, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us.

We are currently advancing our programs in hematologic cancers and solid tumors through clinical development. Developing and commercializing CAR T products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States and following any potential commercial launch.

As of March 31, 2024, our cash and cash equivalents were $1.3 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended March 31, 2024, are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

In addition, in order to address our current funding constraints, we may be required to further revise our business plan and strategy, which may result in us (i) further curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates, (ii) selling certain of our assets and/or (iii) may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. Such actions may become necessary whether or not we are able to raise additional capital. As a result, our business, financial condition, and results of operations could be materially affected. Furthermore, if we are unable to raise capital, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require substantial additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of March 31, 2024, we had $1.7 million in cash and restricted cash and have not generated positive cash flows from operations. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our Securities.

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

As of the date of the 2023 Form 10-K, our public float was less than $75 million. As a result, for sales following the date of the 2023 Form 10-K, and until we again have a public float with a value in excess of $75 million, if ever, we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, and the rules of the Nasdaq Stock Exchange. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

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

Our operations have historically been limited to organizing the Company, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data or clinical data for various product candidates. These operations provide a limited basis for you to assess our ability to continue to develop our technology, identify product candidates, develop and commercialize any product candidates we are able to identify and enter into successful collaborative arrangements with other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

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

Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or will be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage and our future clinical trials may not be successful. The commencement or conduct of clinical trials can be delayed for a variety of reasons, including, but not necessarily limited to, delays in:

●	commencing a clinical trial, as a result of regulatory authority action;
●	identifying, recruiting and training suitable clinical investigators;

●	reaching and preserving agreements on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
●	obtaining sufficient quantities of a product candidate for use in clinical trials;
●	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
●	developing and validating companion diagnostics on a timely basis, if required;
●	adding new clinical sites once a trial has begun;
●	change in the principal investigator or other key staff overseeing the clinical trial at a given site;
●	identifying, recruiting and enrolling patients to participate in a clinical trial; or
●	retaining (or replacing) patients who have initiated a clinical trial but who may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, personal issues, or other reasons.

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

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market any approved product for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food Drug and Cosmetics Act (“FDCA”) relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for one or more of our product candidates or a future product candidate, if approved, we may license or acquire and may have to limit their commercialization.

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

Public perception may be influenced by claims that one or more of the therapies underpinning our product candidates is unsafe, and such therapy may not gain the acceptance of the public or the medical community. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity, could lead to increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that do obtain approval and/or a decrease in demand for any such product candidates. Concern about environmental spread of our products, whether real or anticipated, may also hinder the commercialization of our products.

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

We are currently reliant on COH, Fred Hutch, UAB, and Mayo Clinic for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, UAB, and Mayo Clinic, pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his team at COH, of Drs. Brian Till and Mazyar Shadman and their team at Fred Hutch, of Dr. James M. Markert and his team at UAB, and of Dr. Larry R. Pease and his team at Mayo Clinic. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

Due to limited resources, and in light of our reduction in work force in April 2024, we may increase our reliance on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of one or more product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials. Forces beyond our control could disrupt the global supply chain and impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture our product candidates. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our product candidates, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

The facilities used by contract manufacturers to potentially manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an New Drug Application (NDA) or BLA to the FDA. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our contract manufacturers, but we do not control the day-to-day manufacturing operations of, and are dependent on, the contract manufacturers for compliance with current Good Manufacturing Practices (“cGMP”) regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, restrictions on imports and exports, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that may receive marketing approval on a timely and competitive basis. We also expect to rely on third parties to distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

We rely on third parties to conduct all aspects of our LV vector production and these third parties may not perform satisfactorily.

We do not independently conduct our LV vector production and we currently rely, and expect to continue to rely, on third parties with respect to the manufacture of these items.

Our reliance on these third parties for manufacturing LV vector reduces our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For products that we develop and, if approved, commercialize, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies is conducted in accordance with the study plan and protocols, and that our LV vectors are manufactured in accordance with GMP as applied in the relevant jurisdictions.

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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021, includes a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for, furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal healthcare program;
●	The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal

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

We are currently a party to license agreements with COH, Fred Hutch, Nationwide and Mayo Clinic. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

General Risks and Risks Associated with Ownership of our Common Stock

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

The market price for our common stock has been volatile and may continue to fluctuate or may decline significantly in the future.

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to continue to be highly volatile or subject to wide fluctuations. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include, among other things:

•

the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;

•	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	manufacturing, supply or distribution delays or shortages;

•	our ability to identify and successfully acquire or in-license new product candidates on acceptable terms;

•	FDA, state or international regulatory actions, including actions on regulatory applications any of our product candidates;

•	legislative or regulatory changes;

•	judicial pronouncements interpreting laws and regulations;

•	changes in government programs;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	changes in accounting principles;

•	litigation or public concern about the safety of our product candidates or similar product candidates;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant shareholders; and

•	our ability to obtain additional financing to advance our development operations;

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

If we are unable to maintain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock may be delisted from Nasdaq.

Our common stock is listed on the Nasdaq Capital Market under the symbol “MBIO.” The Nasdaq Capital Market requires that listed companies satisfy continued listing standards to maintain their listing. On March 13, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, reported stockholders’ equity of $123,000. The Letter further noted that as of its date, we did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market.

The Letter has no immediate effect on our continued listing on the Nasdaq Capital Market, subject to our compliance with the other continued listing requirements. In accordance with Nasdaq rules, we were provided 45 calendar days, or until April 29, 2024, to submit a plan to regain compliance (the “Compliance Plan”). On April 29, 2024 we submitted a Compliance Plan to the Staff of Nasdaq. If the Compliance Plan is acceptable to the Staff, it may grant an extension of 180 calendar days from the date of the Letter. If the Staff does not accept the Compliance Plan, the Staff will provide written notification to us that the Compliance Plan has been rejected. At that time, we may appeal the Staff’s determination to a Nasdaq Hearings Panel. Although we intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on the Nasdaq Capital Market, there can be no assurance that Nasdaq will approve the Compliance Plan or that we will ultimately regain compliance with all applicable requirements for continued listing.

If we are delisted from Nasdaq, there can be no assurance that our common stock will be eligible for trading on another stock exchange or quotation on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. Additionally, if we are delisted from Nasdaq, but obtain a substitute listing or quotation service for our common stock, it will likely be on a market with less liquidity and our common stock may therefore experience potentially more price volatility than it has historically experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company issued 353,086 shares of common stock to Fortress as the Annual Stock Dividend (as such term is defined in the Certificate of Incorporation), representing 2.5% of the fully-diluted outstanding equity of Mustang on January 2, 2024.

The issuance of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Sale of Manufacturing Facility – Overview of Transaction

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

Voluntary Notice to U.S. Committee on Foreign Investment in the United States

uBriGene is an indirect, wholly owned subsidiary of UBrigene (Jiangsu) Biosciences Co., Ltd., a Chinese contract development and manufacturing organization. Under the Asset Purchase Agreement, we and uBriGene agreed to use our reasonable best efforts to obtain clearance for the Transaction from the U.S. Committee on Foreign Investment in the United States (“CFIUS”), although obtaining such clearance was not a condition to closing the Transaction. In accordance with the Asset Purchase Agreement, we and uBriGene previously submitted a voluntary joint notice to CFIUS on August 10, 2023.

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

Following the 45-day review period and subsequent 45-day investigation period described above, on February 12, 2024, we and uBriGene requested permission to withdraw and re-file our joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction. Upon our joint request to withdraw and re-file their joint voluntary notice to CFIUS, on February 12, 2024, CFIUS granted this request, accepted the joint voluntary notice and commenced a new 45-day review period on February 13, 2024. CFIUS’s new 45-day review ended on March 28, 2024. Because CFIUS had not yet concluded its action, the proceeding transitioned to a second 45-day phase as CFIUS further investigated the Transaction. On March 28, 2024, CFIUS advised us that its investigation would be completed no later than May 13, 2024.

On May 13, 2024, together with uBriGene and CFIUS, we executed a National Security Agreement (the “NSA”), pursuant to which we and uBriGene agreed to abandon the Transaction and all other transactions contemplated by the Asset Purchase Agreement and the agreements entered into in connection therewith.  The execution of the NSA was the result of CFIUS’ determination that such transactions posed a risk to the national security of the United States. We disagree with this position but did not feel a meaningful likelihood existed that the Transaction would be consummated in light of CFIUS’ objections.  The NSA poses certain conditions on us and uBriGene and its affiliates.  Most significantly, we agreed (i) not to effect the Transaction with uBriGene or any of its affiliates; and (ii) to appoint a point of contact representative with whom CFIUS and uBriGene’s designated contact person may interact as needed.  The NSA also obligates uBriGene to sell, or otherwise dispose of, the equipment assets purchased within 180 days after the execution of the NSA, with uBriGene able to eliminate some of its obligations under the NSA if it is able to sell the equipment assets purchased back to us within 45 days after the execution of the NSA.

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

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2

Certification of Interim Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 15, 2024	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Murphy
James Murphy
Interim Chief Financial Officer
(Principal Financial Officer)