Form 10-Q
period 2024-06-30
MUSTANG BIO, INC.
filed 2024-08-13
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of August 9, 2024
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	36,387,236

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms to us, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our potential product candidates.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent on raising additional capital, and our efforts to do so may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop, and, if approved, commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology product candidates.
●	Our strategic pivot to our lead product candidate, MB-106, and our disposal of non-core assets, including our facility, may not result in the cost savings we anticipate and could result in total costs and expenses that are greater than expected.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our product candidates, if approved.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products’ liability claims related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of any such products.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could therefore be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property rights covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ intellectual property rights against third-party infringers.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash and cash equivalents	$4,268	$6,234
Other receivables	728	3,879
Prepaid expenses and other current assets	114	1,233
Property, plant and equipment, held for sale	2,209	—
Total current assets	7,319	11,346

Property, plant and equipment, net	472	3,247
Restricted cash	375	750
Other assets	250	833
Operating lease right-of-use asset, net	103	1,566
Total Assets	$8,519	$17,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$13,190	$14,017
Payables and accrued expenses - related party	2,304	834
Operating lease liabilities - short-term	429	520
Total current liabilities	15,923	15,371

Deferred income	270	270
Operating lease liabilities - long-term	656	1,978
Total Liabilities	16,849	17,619

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively
Class A common shares, 845,385 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common shares, 34,098,059 and 8,374,869 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	1
Common stock issuable, zero and 419,089 shares as of June 30, 2024 and December 31, 2023, respectively	—	591
Additional paid-in capital	386,028	380,502
Accumulated deficit	(394,361)	(380,971)
Total Stockholders’ Equity	(8,330)	123
Total Liabilities and Stockholders’ Equity	$8,519	$17,742

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,360	$10,836	$8,164	$24,836
Asset impairment	2,649	—	2,649	—
General and administrative	1,531	3,055	2,958	5,376
Total operating expenses	8,540	13,891	13,771	30,212
Loss from operations	(8,540)	(13,891)	(13,771)	(30,212)

Other income (expense)
Other income	314	429	314	780
Interest income	29	159	70	612
Interest expense	(2)	(2,932)	(3)	(4,108)
Total other income (expense)	341	(2,344)	381	(2,716)
Net Loss	$(8,199)	$(16,235)	$(13,390)	$(32,928)

Net loss per common share outstanding, basic and diluted	$(0.35)	$(2.00)	$(0.78)	$(4.06)

Weighted average number of common shares outstanding, basic and diluted	23,123,178	8,127,473	17,090,705	8,110,661

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended June 30, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2024	250,000	$—	845,385	$—	9,545,541	$1	$—	$381,218	$(386,162)	$(4,943)
Issuance of common shares - Founders Agreement	—	—	—	—	575,191	—	—	163	—	163
Issuance of common shares, net of offering costs - Public Offerings	—	—	—	—	4,185,000	—	—	5,265	—	5,265
Issuance of common shares under ESPP	—	—	—	—	5,689	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	—	—	—	(619)	—	(619)
Exercise of warrants	—	—	—	—	19,786,638	2	—	1	—	3
Net loss	—	—	—	—	—	—	—	—	(8,199)	(8,199)
Balances at June 30, 2024	250,000	$—	845,385	$—	34,098,059	$3	$—	$386,028	$(394,361)	$(8,330)

	For the Six Months Ended June 30, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2023	250,000	$—	845,385	$—	8,374,869	$1	$591	$380,502	$(380,971)	$123
Issuance of common shares - Founders Agreement	—	—	—	—	928,277	—	(477)	640	—	163
Issuance of common shares, net of offering costs - Public Offerings	—	—	—	—	4,251,003	—	(114)	5,379	—	5,265
Issuance of common shares under ESPP	—	—	—	—	47,463	—	—	48	—	48
Stock-based compensation expenses	—	—	—	—	5,573	—	—	(542)	—	(542)
Exercise of warrants	—	—	—	—	20,490,874	2	—	1	—	3
Net loss	—	—	—	—	—	—	—	—	(13,390)	(13,390)
Balances at June 30, 2024	250,000	$—	845,385	$—	34,098,059	$3	$—	$386,028	$(394,361)	$(8,330)

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

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(13,390)	$(32,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on public offerings to Fortress Biotech	163	—
Stock-based compensation expenses	(542)	280
Depreciation expense	569	1,291
Amortization of debt discount	—	118
Amortization of operating lease right-of-use assets	128	204
Loss on disposal of property and equipment	29	—
Asset impairment	2,649	—
Loss on extinguishment of debt	—	2,796
Gain on lease modification	(314)	(220)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	672	325
Other receivables	167	—
Other receivables - related party	—	36
Accounts payable and accrued expenses	981	(2,022)
Payable and accrued expenses - related party	1,470	5
Lease liabilities	(238)	(85)
Net cash used in operating activities	(7,656)	(30,200)

Cash Flows from Investing Activities:
Purchase of fixed assets	—	(34)
Net cash from investing activities	—	(34)

Cash Flows from Financing Activities:
Payment of debt	—	(30,375)
Proceeds from issuance of common shares - public offerings	5,944	—
Offering costs for the issuance of common shares - public offerings	(680)	—
Proceeds from exercise of warrants	3	—
Proceeds from issuance of common shares under ESPP	48	88
Net cash provided by financing activities	5,315	(30,287)

Net change in cash, cash equivalents and restricted cash	(2,341)	(60,521)
Cash, cash equivalents and restricted cash, beginning of the period	6,984	76,656
Cash, cash equivalents and restricted cash, end of the period	$4,643	$16,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,340

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and Equity fee to Fortress	$591	$1,109
Transfer of assets classified as held for sale	$—	$4,348

Supplemental disclosure of noncash activities related to the uBriGene Repurchase Transaction (see Note 5):
Fair value of assets received	$2,209	$—
Fair value of supplies received expensed to research and development	$2,509	$—
Accounts receivable written off	$(6,967)	$—
Accounts payable written off	$3,644	$—
Net purchase consideration of assets recorded to accrued other	$(1,395)	$—

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, the Company had an accumulated deficit of $394.4 million.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these unaudited financial statements are issued. In performing its evaluation, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have been approved by the Board of Directors as of the date of these financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future, and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these unaudited financial statements are issued. The Company made strategic decisions, including a significant reduction in the workforce by approximately 81% in April 2024, and also in April 2024, terminated certain license agreements with St. Jude and Leiden University Medical Centre, and with Mayo Clinic in June 2024, to preserve capital and prioritize the allocation of resources. The Company continues to pursue additional cash resources through public or private equity or debt financings. The Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Balance Sheets to the Unaudited Statements of Cash Flows for the six months ended June 30, 2024, and 2023:

	June 30,
($ in thousands)	2024	2023
Cash and cash equivalents	$ 4,268	$ 15,385
Restricted cash	375	750
Total cash, cash equivalents and restricted cash	$ 4,643	$ 16,135

Assets Held for Sale

Assets held for sale represent assets that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of June 30, 2024, there were $2.2 million of lab and cell processing equipment, furniture and fixtures and computer equipment that are recorded as assets held for sale. The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale are part of the repurchase of assets from uBriGene (see Note 6).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10, "Impairment or Disposal of Long-Lived Assets. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the 2023 Form 10-K.

Recently Issued Accounting Standards

As of June 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Clinical Trial and Sponsored Research Agreements

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the three and six months ended June 30, 2024 and 2023, the Company recorded the following expenses in research and development for sponsored research and clinical trial agreements in the Unaudited Statements of Operations pursuant to the terms of these agreements:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2024	2023	2024	2023
City of Hope National Medical Center
IL13Rα2	111	326	391	636
CS1(1)	—	139	—	188
PSCA(1)	—	22	—	44
Fred Hutchinson Cancer Center - CD20	312	544	312	1,098
St. Jude Children's Research Hospital - XSCID(2)	—	216	(434)	634
Leiden University Medical Center - RAG1 SCID	121	112	241	224
Mayo Clinic(3)	(275)	275	(275)	551
Total	$268	$1,634	$235	$3,375

(1) Licenses and associated sponsored research agreements were terminated in May 2023.

(2) License and associated Data Transfer Agreement were terminated in April 2024.

(3) License and associated sponsored research agreement were terminated in June 2024.

Ongoing Clinical Trial and Sponsored Research Agreements

IL13Rα2 (MB-101) Clinical Research Support Agreements

Since February 2017, the Company has been party to a clinical research support agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 CRA”) with COH, whereby, the Company has agreed to contribute $0.1 million related to patient costs in connection with the on-going investigator-initiated study.

Since October 2020, the Company has been party to a clinical research support agreement for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”) with COH, whereby the Company has agreed to contribute $0.1 million per patient in connection with the ongoing investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million annually pertaining to the clinical development of the IL13Rα2-directed CAR T program for this patient population.

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

Terminated Clinical Trial and Sponsored Research Agreements

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

Sponsored Research Support Agreement with Mayo Clinic

From June 2021 until June 2024, the Company was party to an SRA with the Mayo Clinic under which the Company would fund research in the amount of $2.1 million over a period of two years. In October 2022, the SRA was amended to include additional funding of approximately $0.1 million. The research performed pursuant to this agreement supported technology the Company licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. In June 2024, the Company terminated its license agreement and associated SRA with the Mayo Clinic, in exchange for a mutual release of liability and forgiveness by Mayo Clinic of all amounts previously owed by the Company.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

With respect to the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three and six months ended June 30, 2024 and 2023, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended June 30, 2024 and 2023, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to the MSA. For the six months ended June 30, 2024 and 2023, the Company recorded expense of $0.3 million and $0.3 million, respectively.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of the Company’s common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the six months ended June 30, 2024, the Company issued 575,191 shares to Fortress in connection with the equity financings. For the three months ended June 30, 2024 and 2023, the Company recorded expense of approximately $163,000 and zero, respectively, in general and administrative expenses related to these shares. For the six months ended June 30, 2024 and 2023, the Company recorded expense of approximately $163,000 and zero, respectively, in general and administrative expenses related to these shares.

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

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party and are typically reimbursed to Fortress in the normal course of business.

Note 5 – Assets Purchase Agreements

Agreements with uBriGene

On May 18, 2023, the Company entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc., a Delaware corporation (“uBriGene”), pursuant to which the Company agreed to sell its leasehold interest in its cell processing facility located in Worcester, Massachusetts (the “Facility”), and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene (the “Transaction”). The Company and uBriGene subsequently entered into Amendment No. 1 to the Original Asset Purchase Agreement, dated as of June 29, 2023 (“Amendment No. 1”), and Amendment No. 2 to the Original Asset Purchase Agreement, dated as of July 28, 2023 (“Amendment No. 2,” and together with the Original Asset Purchase Agreement and Amendment No. 1, the “Prior Asset Purchase Agreement”).

On July 28, 2023, pursuant to the Prior Asset Purchase Agreement, the Company completed the sale of all of its assets that primarily relate to the manufacturing and production of cell and gene therapies at the Facility (such operations, the “Transferred Operations” and such assets, the “Transferred Assets”) to uBriGene for upfront consideration of $6 million cash (the “Base Amount”). The Transferred Assets included all of the Company’s assets, except for the Company’s lease and related leasehold improvements of the Facility and contracts that are primarily used in the Transferred Operations. The Company recorded a gain of $1.4 million in connection with the sale of the Transferred Assets, and recorded approximately $0.3 million of the base consideration as deferred income, that was to be recognized upon the transfer of the lease.

In connection with the Prior Asset Purchase Agreement, the Company and uBriGene submitted a voluntary joint notice to the U.S. Committee on Foreign Investment in the United States (“CFIUS”). Following CFIUS’s review and subsequent investigation of the transactions related to the Prior Asset Purchase Agreement, on May 13, 2024, the Company, together with uBriGene and CFIUS, executed a National Security Agreement (the “NSA”), pursuant to which the Company and uBriGene agreed to abandon the transactions related to the Prior Asset Purchase Agreement and the agreements entered into in connection therewith. The NSA obligated uBriGene and the Company to terminate agreements between the two parties, including the Manufacturing Services Agreement, Quality Services Agreement, and Subcontracting CDMO Agreement. In addition, uBriGene must sell, or otherwise dispose of, the equipment assets purchased within 180 days after the execution of the NSA.

June 2024 Repurchase of Assets

On June 27, 2024 (the “Effective Date”), the Company entered into an Asset Purchase Agreement (the “Repurchase Agreement”) with uBriGene, pursuant to which the Company agreed, subject to the terms and conditions set forth therein, to repurchase the Transferred Assets, primarily lab equipment and supplies, (collectively, the “Repurchased Assets”). Pursuant to the terms of the Repurchase Agreement, the Company and uBriGene also terminated existing manufacturing and services agreements.

As consideration for the Repurchase Agreement, the Company agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1.4 million, consisting of (i) an upfront payment of $0.1 million due within five (5) business days of the Effective Date and a (ii) subsequent amount of $1.3 million due on the date that is twelve (12) months after the closing date (the “Deferred Amount”). In the event that as of the original (or any extended) date on which the Deferred Amount is payable, the Company has, as of the date of the public reporting of its then-most recent quarterly audited or unaudited financial statements, net assets below $20 million, then the Company may, upon written notice to uBriGene, elect to delay its payment obligation of the Deferred Amount by an additional six (6) months, with no limit on the number of such extensions available to the Company. Notwithstanding the foregoing, if the Company has not paid the Deferred Amount in full as of the date that is twelve (12) months after closing of the Repurchase Agreement, any amounts that remain outstanding will accrue interest at a rate of 5% per annum beginning on the date that is twelve (12) months after closing and until the Deferred Amount is paid in full. Additionally, in connection with the termination of the agreements described above under the Repurchase Agreement, the Company agreed to forgive a net receivable from uBriGene of approximately $3.3 million, comprised of outstanding receivables of $6.9 million and payables of $3.6 million, resulting in total purchase consideration in the Repurchase Transactions of approximately $4.7 million. As of June 30, 2024, the $1.4 million Purchase Price was recorded in Accrued Other Expenses (see Note 7).

The Company allocated the total purchase consideration of $4.7 million to the Repurchased Assets on a relative fair value basis. The Company used a third-party to perform a valuation of the repurchased equipment, which resulted in a fair value less costs to sell of approximately $2.2 million. The remaining purchase consideration of $2.5 million was allocated to the supplies repurchased. The supplies repurchased with no alternative future use were recognized as research and development expense in an amount of $2.2 million.  Repurchased supplies with an alternative future use of $0.3 million were also recognized in research and development expense, as the Company does not have plans to resume operations in the facility, and it intends to dispose of the supplies in a single transaction with the equipment. The Company concluded that the disposal group, which includes the repurchased equipment assets and associated supplies, with an aggregate value of approximately $2.2 million met the criteria to be classified as held for sale at the date of acquisition.

Note 6 – Property, Plant and Equipment, and Asset Impairment

At June 30, 2024, and December 31, 2023, property, plant and equipment consisted of the following:

	Estimated Useful	June 30,	December 31,
($ in thousands)	Life (in years)	2024	2023
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	—	29
Total property, plant and equipment		7,694	7,723
Less: impairment loss		(2,177)	—
Less: accumulated depreciation		(5,045)	(4,476)
Property, plant and equipment, net		$472	$3,247

Depreciation expense for the three months ended June 30, 2024 and 2023, was approximately $0.3 million and $0.6 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations. Depreciation expense for the six months ended June 30, 2024 and 2023, was approximately $0.6 million and $1.3 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Impairment of Long-Lived Assets

During the three months ended June 30, 2024, The Company concluded it had a triggering event requiring assessment of impairment for certain leasehold improvements and the related right-of-use asset. The Company assessed the carrying value of the asset group consisting of the leasehold improvements and right-of-use asset in accordance with ASC 360, given the significant changes to the Company’s operations, operating cash and the repurchase of equipment. The assessment of the recoverability of the asset group concluded that there was impairment on the carrying value of the asset group of approximately $2.6 million, which was allocated on a pro rata basis using the relative carrying amounts of the assets. Approximately $2.2 million of the impairment loss was allocated to the leasehold improvements, with the remaining $0.4 million allocated to the right-of-use asset.

Note 7 - Accounts Payable and Accrued Expenses

At June 30, 2024, and December 31, 2023, accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2024	2023
Accounts payable	$8,934	$6,322
Accrued research and development	1,606	4,118
Accrued compensation	778	2,838
Other (1)	1,872	739
Total accounts payable and accrued expenses	$13,190	$14,017

(1) Other includes approximately $1.4 million of accrued consideration for the uBriGene Asset Purchase Agreement, see Note 5.

Note 8 – Notes Payable

On April 11, 2023, the Company’s long-term debt facility (the “Term Loan”) with Runway Growth Finance Corp. (“Runway”), originally entered into on March 4, 2023, was terminated upon receipt by Runway of a payoff amount of $30.4 million from the Company comprised of principal, interest and the applicable final payment amount. The loss on extinguishment was recorded in interest expense in the Unaudited Statements of Operations. For the three and six months ended June 30, 2024 and 2023, the Company recorded the following components in interest expense:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$—	$133	$—	$1,188
Amortization of Debt Discount	—	—	—	118
Loss on Extinguishment	—	2,795	—	2,794
Other	2	4	3	8
Total Interest Expense	$2	$2,932	$3	$4,108

The Term Loan accrued interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits; provided that the Applicable Rate would not be less than 9.25%. On December 7, 2022, the Company entered into the First Amendment (the “First Amendment”) to the Loan Agreement by and between the Company and Runway. The First Amendment amended certain definitions and other provisions of the Loan Agreement to replace LIBOR-based benchmark rates applicable to loans outstanding under the Loan Agreement with SOFR-based rates, subject to adjustments as specified in the First Amendment. The Applicable Rate at March 31, 2023 was 13.77%. For the three and six months ended June 30, 2023, the Company made interest payments of $0.3 million and $1.3 million, respectively, recorded in interest expense in the Unaudited Statements of Operations.

Amortization of the debt discount associated with the Term Loan was approximately $0.1 million for the three and six months ended June 30, 2023, and was recorded in interest expense in the Unaudited Statements of Operations.

In addition, the Term Loan was secured by a lien on substantially all of the Company’s assets other than certain intellectual property assets and certain other excluded collateral, and it contained a minimum liquidity covenant and other covenants that included among other items: (i) limits on indebtedness, and (ii) repurchase of stock from employees, officers and directors.

Note 9 - Stockholders’ Equity

Registration Statements

On April 23, 2021, the Company filed a shelf registration statement on Form S-3 (File No. 333-255476) (the “2021 S-3”), which was declared effective on May 24, 2021. Under the 2021 S-3, the Company was able to sell up to a total of $200.0 million of its securities. The 2021 S-3 expired on May 24, 2024. The Company sold approximately $4.4 million of securities under the 2021 S-3.

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of June 30, 2024, approximately $37.5 million of the 2024 S-3 remains available for sales of securities. The 2024 S-3 expires on June 12, 2027.

As of the filing of this Form 10-Q, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the number of securities it can sell under its registration statements on Form S-3.

May 2024 Public Offering

On April 29, 2024, the Company commenced a best efforts public offering with an institutional investor (the “Investor”) (the “May 2024 Offering”) of an aggregate of (i) 1,160,000 shares of common stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 15,717,638 shares of common stock (the “May 2024 Pre-Funded Warrant Shares”), (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-1 Warrant Shares”), (iv) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-2 Warrant Shares”), and (v) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-3 Warrant Shares”). Each share of common stock or May 2024 Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. The public offering price for each share of common stock and accompanying Warrants was $0.237, and the public offering price for each May 2024 Pre-Funded Warrant and accompanying Warrants was $0.2369. The May 2024 Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $0.237 per share, will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”). The Series A-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series A-2 Warrant will expire on the twenty-four-month anniversary of the Warrant Stockholder Approval. The Series A-3 Warrant will expire on the nine-month anniversary of the Warrant Stockholder Approval. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

The net proceeds of the May 2024 Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by us, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $3.2 million. The May 2024 Offering closed on May 2, 2024.

In connection with the May 2024 Offering, the Company also entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the Investor. Under the Warrant Amendment Agreement, the Company agreed to amend certain existing warrants to purchase up to 2,588,236 shares of common stock that were previously issued in October 2023 to the Investor, with an exercise price of $1.58 per share (the “Existing Warrants”), in consideration for their purchase of the securities in the May 2024 Offering, as follows: (i) lower the exercise price of the Existing Warrants to $0.237 per share, (ii) provide that the Existing Warrants, as amended, will not be exercisable until the receipt of Warrant Stockholder Approval for the exercisability of the Warrants in the May 2024 Offering, and (iii) extend the original expiration date of the Existing Warrants by five years following the receipt of such Warrant Stockholder Approval. The Warrant Amendment Agreement became effective on May 2, 2024.

June 2024 Registered Direct Offering and Concurrent Private Placement of Warrants (the “June 2024 Offering”)

On June 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “June 2024 Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of Nasdaq (the “Registered Direct Offering”), (i) 3,025,000 shares of common stock, at a price per Share of $0.41 and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,105,000 shares of our common stock, at a price per Pre-Funded Warrant equal to $0.4099, the price per share of common stock, less $0.0001.

The Pre-Funded Warrants were sold, in lieu of shares of common stock to the June 2024 Investor. The Pre-Funded Warrants have an exercise price of $0.0001 per share, became exercisable upon issuance and remain exercisable until exercised in full.

The Registered Direct Offering closed on June 21, 2024. The Company intends to use the net proceeds of approximately $2.1 million from the Registered Direct Offering for general corporate purposes and working capital requirements.

In a concurrent private placement, pursuant to the terms of the Purchase Agreement, the Company also agreed to issue and sell to the June 2024 Investor unregistered warrants (the “Private Placement Warrants”) to purchase up to 6,130,000 shares of common stock, at an offering price of $0.41 per Private Placement Warrant to purchase one share of common stock (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”) (which offering price was included in the purchase price per share of common stock or Pre-Funded Warrant). The Private Placement Warrants have an exercise price of $0.41 per share (subject to customary adjustments as set forth in the Private Placement Warrants), were exercisable upon issuance and will expire five years from the date of issuance. The Private Placement Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions. The Private Placement Warrants were subsequently registered in July 2024 on Form S-1 (File No. 333-280927).

H.C. Wainwright & Co., LLC (“Wainwright” and together with the June 2024 Investor, the “Selling Stockholders”) acted as the exclusive placement agent in connection with the Offerings under an Engagement Letter, dated as of June 18, 2024, between us and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, we issued to Wainwright (or its designees) warrants to purchase up to 367,800 shares of common stock (the “Wainwright Warrants” and, together with the Private Placement Warrants, the “2024 Warrants”). The Wainwright Warrants have substantially the same terms as the Private Placement Warrants, except that the Wainwright Warrants will expire five years from the commencement of the sales of the Offerings and have an exercise price of $0.5125 per share (subject to customary adjustment as set forth in the Wainwright Warrants), representing 125% of the purchase price per share of common stock in the Registered Direct Offering.

At-the-Market Offering

In July 2018, the Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to the 2020 S-3. Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC as an Agent. On April 14, 2023, the Mustang ATM was amended to add the limitations imposed by General Instruction I.B.6 to Form S-3 and remove Oppenheimer & Co., Inc. as an Agent. On May 31, 2024, the Company delivered notice to the Agents to terminate the Mustang ATM, which was effective June 5, 2024.

On May 31, 2024, the Company entered into an At-the-Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright (the “Manager”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through or to the Manager pursuant to the 2024 S-3. Under the Offering Agreement, the Company pays the Manager a commission of 3.0% of the gross proceeds from the sales of any shares of common stock. The Company will also reimburse the Manager for certain expenses incurred in connection with the Offering Agreement. The Company and the Manager may each terminate the Sales Agreement at any time upon specified prior written notice.

During the six months ended June 30, 2024 and 2023, no shares of common stock were issued under the Mustang ATM Agreement or the Offering Agreement.

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

As of June 30, 2024, 394,393 shares were available for future issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2024:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2023	76,112	$85.95	3.31
Outstanding at June 30, 2024	76,112	$85.95	2.81
Options vested and exercisable at June 30, 2024	47,570	$85.95	2.81

As of June 30, 2024, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock

The following table summarizes restricted stock award activities for the six months ended June 30, 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2023	64,706	$11.59
Vested	(4,595)	54.45
Nonvested at June 30, 2024	60,111	$8.32

As of June 30, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.3 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.6 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the six months ended June 30, 2024:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2023	95,197	$18.78
Forfeited	(63,782)	18.19
Vested	(17,199)	22.41
Nonvested at June 30, 2024	14,216	$17.02

As of June 30, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $57,000, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
General and administrative	$51	$153	$98	$262
Research and development	(670)	(108)	(640)	18
Total stock-based compensation expense	$(619)	$45	$(542)	$280

On April 12, 2024, the Company reduced its workforce by approximately 81 percent, which resulted in the forfeiture of a significant number of outstanding restricted stock units and the reversal of previously incurred stock-based compensation expense.

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

As of June 30, 2024, 128,352 shares have been purchased and 338,315 shares are available for future sale under the Company’s ESPP.

Warrants

A summary of warrant activities for the six months ended June 30, 2024, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2023	4,481,868	$1.34	5.34
Exercised	(20,490,874)	—	—
Granted	76,966,010	0.19	2.74
Outstanding as of June 30, 2024	60,957,004	$0.29	2.98

Upon the cashless exercise of warrants, the Company will issue new shares of common stock. In connection with the Company’s Registered Direct Offering on October 26, 2023, the Company issued pre-funded warrants to purchase up to 1,668,236 shares of common stock, and in a concurrent private placement, the Company issued unregistered warrants to purchase up to 2,588,236 shares of common stock, and the resale of the underlying shares of common stock were subsequently registered in April 2024 on Form S-1 (File No. 333-275997). In connection with these offerings, H.C. Wainwright received Placement Agent Warrants to purchase up to 155,294 shares of common stock. In connection with the Public Offering the Company completed in May 2024, the 2,588,236 unregistered warrants were repriced from the original exercise price of $1.58 to $0.237.

In connection with the May 2024 Offering, the Company issued pre-funded warrants to purchase up to 15,717,638 shares of common stock and issued three series of warrants to purchase up to 50,632,914 shares of common stock. In connection with these offerings, H.C. Wainwright received Placement Agent Warrants to purchase up to 1,012,658 shares of common stock.

In connection with the Registered Direct Offering, the Company issued pre-funded warrants to purchase up to 3,105,000 shares of common stock, and in the concurrent Private Placement, the Company issued unregistered warrants to purchase up to 6,130,000 shares of common stock, the resale of the underlying shares of common stock were subsequently registered in July 2024 on Form S-1 (File No. 333-280927). In connection with these offerings, H.C. Wainwright received Placement Agent Warrants to purchase up to 367,800 shares of common stock.

During the six months ended June 30, 2024, all of the 1,668,236 pre-funded warrants issued in the October Registered Direct Offering were exercised at an exercise price of $0.001, and all of the 18,822,638 pre-funded warrants issued in the May 2024 Offering and the June Registered Direct Offering were exercised at an exercise price of $0.0001.

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

	For the six months ended June 30,
	2024	2023
Warrants	60,957,004	70,102
Options	76,112	76,112
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	60,111	34,016
Unvested restricted stock units	14,216	129,476
Total	61,357,443	559,706

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

Leases

The Company leases office space under an agreement classified as operating leases that expires in October 2026. On June 28, 2024, the Company terminated the lease of its Mercantile Center Facility for a termination fee of $40,000. The Company’s lease liabilities result from the lease of its Plantation Street Facility, which expires in 2026. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases.

At June 30, 2024, the Company identified triggering events that required an impairment of the asset group consisting of the right-of-use asset and associated leasehold improvements. The assessment concluded that impairment existed as of June 30, 2024, and the impairment loss was allocated to the leasehold improvements and right-of-use assets based on the relative carrying amounts of the assets (see Note 6). As of June 30, 2024, the Company had operating lease liabilities of $1.1 million and right of use assets of $0.1 million, which were included in the Unaudited Balance Sheet. At December 31, 2023, the Company had operating lease liabilities of $2.5 million and right of use assets of $1.6 million, which were included in the Unaudited Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Six Months Ended
	June 30,	June 30,
($ in thousands)	2024	2023
Lease cost
Operating lease cost	$78	$395
Variable lease cost	(25)	380
Total	$53	$775

	For the Six Months Ended
	June 30,	June 30,
($ in thousands)	2024	2023
Operating cash flows from operating leases	$281	$132
Gain on lease modification	$314	$220
Weighted-average remaining lease term – operating leases	2.3	4.9
Weighted-average discount rate – operating leases	9.0%	9.1%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)
Year ended December 31, 2024	$588
Year ended December 31, 2025	774
Year ended December 31, 2026	703
Year ended December 31, 2027	269
Year ended December 31, 2028	274
Thereafter	303
Total	2,911
Less present value discount	(1,826)
Operating lease liabilities	$1,085

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

Overview

We are a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs in cell and gene therapies into potential cures for hematologic cancers and solid tumors. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Our pipeline is currently focused in two core areas: CAR T therapies for hematologic malignancies and CAR T therapies for solid tumors. For these therapies we have partnered with world class research institutions, including the City of Hope National Medical Center (“COH” or “City of Hope”), Fred Hutchinson Cancer Center (“Fred Hutch”), and Nationwide Children’s Hospital (“Nationwide”).

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

We are developing CAR T therapy for hematologic malignancies in partnership with Fred Hutch targeting CD20 (MB-106). In May 2021, we announced that the U.S. Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) Application for MB-106. As of December 2023, approximately 40 patients have been treated in an ongoing Phase 1 clinical trial sponsored by Fred Hutch (ClinicalTrials.gov Identifier: NCT03277729), and approximately 20 patients have been treated in the Phase 1 clinical trial sponsored by us (ClinicalTrials.gov Identifier: NCT05360238). In 2023, we received Safety Review Committee approval to continue dose escalation in all three active arms of the ongoing Mustang-sponsored Phase 1 trial. We presented the latest results, demonstrating a favorable safety profile, complete response rate, and durability, from the ongoing Mustang-sponsored Phase 1 trial at the 2023 American Society of Hematology (“ASH”) Annual Meeting.

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

On May 18, 2023, we announced a series of changes resulting from a review of our portfolio of product candidates to determine the future strategy of our programs and the proper allocation of our resources. Following this review, we determined to discontinue development of our MB-102 (CD123), MB-103 (HER2), MB-104 (CS1) and MB-105 (PSCA) programs, all of which were CAR T therapies being developed in partnership with City of Hope.

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

In June 2024, we announced that updated data for MB-106 in the Phase 1/2 Fred Hutch investigator-sponsored trial showed a favorable safety and efficacy profile in 10 patients with WM. There was an overall response rate (“ORR”) of 90% with durable responses observed, including three complete responses (“CR”), two very good partial responses (“VGPR”), and four partial responses (“PR”). One of the patients who achieved a CR remained in remission for 31 months, with an immunoglobulin M (IgM) level that decreased rapidly to the normal range after treatment with MB-106 and remained normal since. Patients had a median of nine prior lines of therapy, and only one patient started additional anti-WM treatment after being treated with MB-106. From a safety perspective, CRS occurred in nine patients: five patients with grade 1 and four patients with grade 2. One patient experienced grade 1 ICANS. No grade 3 or 4 CRS or grade 2, 3 or 4 ICANS was observed, despite dose escalation.

In May 2024, we informed the clinical sites participating in the Mustang-sponsored Phase 1/2 study in non-Hodgkin lymphoma and chronic lymphocytic leukemia, MB106-CD20-001, that we had decided to close the trial. In June 2024, we similarly informed the clinical sites participating in the Mustang-sponsored Long-term Follow-up Study in Patients Previously Treated with Mustang Bio, Inc. CAR-T Cell Investigational Products, MB100-OBS-001, that we had decided to close that trial. As a result, further clinical development of MB-106 is currently focused solely on autoimmune diseases unless funding and resources become available to restart the program for hematologic malignancies. Planning for the aforementioned Phase 1 investigator-sponsored clinical trial in autoimmune diseases is in progress, with initiation of the trial planned for the fourth quarter of 2024 and proof-of-concept anticipated in 2025.

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

Terminated Product Candidates (Gene Therapies and in vivo CAR-T)

We previously developed several gene therapy product candidates, which included MB-117 and MB-217 (based on technologies licensed from St. Jude Children’s Research Hospital (“St. Jude”)) and MB-110 (based on technologies licensed from Leiden University Medical Centre (“LUMC”)). In April 2024, we entered into a termination and release agreement with St. Jude, pursuant to which we agreed to terminate the license agreement underpinning the MB-117 and MB-217 product candidates in exchange for a mutual release of liability and forgiveness by St. Jude of all amounts previously owing to them. Also in April 2024, we delivered a termination notice to LUMC pursuant to which we terminated the license agreement underpinning the MB-110 product candidate; we are currently in discussions with LUMC regarding the terms that will govern such termination. In June 2024, we also agreed with Mayo Foundation for Medical Education and Research (“Mayo Clinic”) to terminate the license agreement underpinning our (now former) preclinical in vivo CAR-T program, together with a related sponsored research agreement, in exchange for a mutual release of liability and forgiveness by Mayo Clinic of all amounts previously owed to them.

To date, we have not received approval for the sale of any of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable.

Recent Developments

April 2024 Reduction in Work Force

On April 10, 2024, our board of directors approved a reduction of our workforce by approximately 81% of our employee base in order to reduce costs and preserve capital due to the fundraising environment and continued uncertainty regarding the CFIUS review of the sale of the Facility and the Transaction with uBriGene (Boston) Biosciences, Inc., a Delaware corporation (“uBriGene”). The workforce reduction took place primarily in April 2024 and was completed in the second quarter of 2024. As a result of these actions, we incurred personnel-related restructuring charges of approximately $0.2 million in connection with one-time employee termination cash expenditures, which were incurred in the second quarter of 2024.

Sale of Manufacturing Facility – Overview of Transaction

On May 18, 2023, we entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with uBriGene, pursuant to which we agreed to sell our leasehold interest in our cell processing facility located in Worcester, Massachusetts (the “Facility”), and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene (the “Transaction”). We and uBriGene subsequently entered into Amendment No. 1, dated as of June 29, 2023, and Amendment No. 2, dated as of July 28, 2023, to the Original Asset Purchase Agreement (the Original Asset Purchase Agreement, as so amended, the “Prior Asset Purchase Agreement”).

On July 28, 2023 (the “Closing Date”), pursuant to the Prior Asset Purchase Agreement, we completed the sale of all of our assets that primarily relate to the manufacturing and production of cell and gene therapies at the Facility (such operations, the “Transferred Operations” and such assets, the “Transferred Assets”) to uBriGene for upfront consideration of $6 million cash (the “Base Amount”). The Transferred Assets that were transferred to uBriGene on the Closing Date include, but are not limited to: (i) our leases of equipment and other personal property and all other property, equipment, machinery, tools, supplies, inventory, fixtures and all other personal property primarily related to the Transferred Operations, (ii) the data, information, methods, quality management systems, and intellectual property primarily used for the purposes of the Transferred Operations, (iii) the records and filings, including customer and vendor lists, production data, standard operating procedures and business records relating to, used in or arising under the Transferred Operations and (iv) all transferrable business license, permits and approvals necessary to operate the Transferred Operations. Certain Transferred Assets, including our lease of the Facility and contracts that are primarily used in the Transferred Operations (the “Transferred Contracts”) did not transfer to uBriGene on the Closing Date.

Voluntary Notice to U.S. Committee on Foreign Investment in the United States

uBriGene is an indirect, wholly owned subsidiary of UBrigene (Jiangsu) Biosciences Co., Ltd., a Chinese contract development and manufacturing organization. Under the Prior Asset Purchase Agreement, we and uBriGene agreed to use our reasonable best efforts to obtain clearance for the Transaction from the U.S. Committee on Foreign Investment in the United States (“CFIUS”), although obtaining such clearance was not a condition to closing the Transaction. In accordance with the Prior Asset Purchase Agreement, we and uBriGene previously submitted a voluntary joint notice to CFIUS on August 10, 2023.

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

On May 13, 2024, together with uBriGene and CFIUS, we executed a National Security Agreement (the “NSA”), pursuant to which we and uBriGene agreed to abandon the Transaction and all other transactions contemplated by the Asset

Purchase Agreement and the agreements entered into in connection therewith. The execution of the NSA was the result of CFIUS’ determination that such transactions posed a risk to the national security of the United States. We disagree with this position but did not feel a meaningful likelihood existed that the Transaction would be consummated in light of CFIUS’ objections. The NSA imposes certain conditions on us and uBriGene and its affiliates. Most significantly, we agreed (i) not to effect the Transaction with uBriGene or any of its affiliates; and (ii) to appoint a point of contact representative with whom CFIUS and uBriGene’s designated contact person may interact as needed. The NSA also obligates uBriGene to sell, or otherwise dispose of, the equipment assets purchased within 180 days after the execution of the NSA, with uBriGene able to eliminate some of its obligations under the NSA if it is able to sell the equipment assets purchased back to us within 45 days after the execution of the NSA (an “Expedited Divestment”).

June 2024 Repurchase of Assets

On June 27, 2024 (the “Effective Date”), we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with uBriGene, pursuant to which we agreed, subject to the terms and conditions set forth therein, to repurchase (the “Repurchase Transaction”) the assets, properties and rights previously transferred by the Company to uBriGene under the Prior Asset Purchase Agreement, excluding any inventory transferred under the Purchase Agreement that has been consumed or transferred to a third party by uBriGene since the closing of the Prior Asset Purchase Agreement (collectively, the “Repurchased Assets”). For the avoidance of doubt, “Repurchased Assets” also includes all Mustang Assets (as such term is defined in the NSA) that were previously sold, transferred, conveyed, assigned, delivered, or contributed by us or our affiliates to uBriGene or its affiliates, to the extent such assets have not been consumed or transferred to a third party by uBriGene since the closing of the Prior Asset Purchase Agreement. The Repurchased Assets do not include inventory acquired by uBriGene after the closing of the Prior Asset Purchase Agreement. We further agreed to assume all obligations, liabilities and commitments previously transferred by us to uBriGene under the Prior Asset Purchase Agreement. The Repurchase Transaction was intended to constitute an Expedited Divestment by uBriGene pursuant to the NSA with CFIUS.

As consideration for the Repurchase Transaction, we agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1,395,138, consisting of (i) an upfront payment of $100,000 due within five (5) business days of the Effective Date and a (ii) subsequent amount of $1,295,138 due on the date that is twelve (12) months after the Closing (the “Deferred Amount”). In the event that as of the original (or any extended) date on which the Deferred Amount is payable we have, as of the date of the public reporting of our then-most recent quarterly audited or unaudited financial statements, net assets below $20 million, then we may, upon written notice to uBriGene, elect to delay our payment obligation of the Deferred Amount by an additional six (6) months, with no limit on the number of such extensions available to us. Notwithstanding the foregoing, if we have not paid the Deferred Amount in full as of the date that is 12 (twelve) months after closing of the Repurchase Transaction, any amounts that remain outstanding will accrue interest at a rate of 5% per annum beginning on the date that is 12 (twelve) months after closing and until the Deferred Amount is paid in full.

The Asset Purchase Agreement contains customary representations and warranties from both us and uBriGene with respect to each party. Additionally, we agreed to provide a purchase price allocation schedule to uBriGene within sixty (60) days of the Effective Date.

Pursuant to the terms of the Asset Purchase Agreement, we and uBriGene terminated the following agreements between us that were entered into in connection with the Asset Purchase Agreement: (i) the Manufacturing Services Agreement, dated July 28, 2023, and work orders entered into under such agreement, (ii) the Quality Services Agreement, dated July 28, 2023, (iii) the Subcontracting CDMO Agreement, dated July 28, 2023, and work orders entered into under such agreement, (iv) the Quality Services Agreement, dated July 28, 2023, and (v) the Transition Services Agreement.

Notification of Non-Compliance with Nasdaq Continued Listing Requirements

On March 13, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). As of December 31, 2023, we reported stockholders’ equity of $123,000, and as of June 30, 2024, we reported negative stockholders’ equity of $ ($8.3) million. The Letter further noted that as of its date, we did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market.

The Letter had no immediate effect on our continued listing on the Nasdaq Capital Market, subject to our compliance with the other continued listing requirements. In accordance with Nasdaq rules, we were provided 45 calendar days, or until April 29, 2024, to submit a plan to regain compliance (the “Compliance Plan”). We submitted our Compliance Plan on April 29, 2024, and the Staff granted our request for an extension of 180 calendar days through September 9, 2024, to regain compliance with the Stockholders’ Equity Requirement.

On May 16, 2024, we received a notice (the “Second Letter”) from the Staff of Nasdaq indicating that the bid price of our common stock had closed below $1.00 per share for 31 consecutive business days and, as a result, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The Second Letter from Nasdaq had no immediate effect on the listing of our common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded a 180-calendar day grace period, or until November 12, 2024, to regain compliance with the bid price requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) during the 180-calendar day grace period.

If we do not regain compliance with the bid price requirement by November 12, 2024, we may be eligible for an additional 180-calendar day compliance period so long as we satisfy the criteria for initial listing on Nasdaq and the continued listing requirement for market value of publicly held shares and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we are not eligible for the second grace period, Nasdaq staff will provide written notice that our common stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel. There can be no assurance that we would be successful in our efforts to maintain the listing of our common stock on the Nasdaq Capital Market.

Financing Activities

May 2024 Public Offering

On April 29, 2024, we commenced a best efforts public offering with an institutional investor (the “Investor”) (the “May 2024 Offering”) of an aggregate of (i) 1,160,000 shares of common stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 15,717,638 shares of common stock (the “May 2024 Pre-Funded Warrant Shares”), (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-1 Warrant Shares”), (iv) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-2 Warrant Shares”), and (v) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-3 Warrant Shares”). Each share of common stock or May 2024 Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. The public offering price for each share of common stock and accompanying Warrants was $0.237, and the public offering price for each May 2024 Pre-Funded Warrant and accompanying Warrants was $0.2369. The May 2024 Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $0.237 per share, will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”), which was obtained on June 27, 2024. The Series A-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series A-2 Warrant will expire on the twenty-four-month anniversary of the Warrant Stockholder Approval. The Series A-3 Warrant will expire on the nine-month anniversary of the Warrant Stockholder Approval.

The net proceeds of the May 2024 Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by us, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $3.2 million. The May 2024 Offering closed on May 2, 2024.

In connection with the May 2024 Offering, we also entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the Investor. Under the Warrant Amendment Agreement, we agreed to amend certain existing warrants to purchase up to 2,588,236 shares of common stock that were previously issued in October 2023 to the Investor, with an exercise price of $1.58 per share (the “Existing Warrants”), in consideration for their purchase of the securities in the May 2024 Offering, as follows: (i) lower the exercise price of the Existing Warrants to $0.237 per share, (ii) provide that the Existing Warrants, as amended, will not be exercisable until the receipt of Warrant Stockholder Approval for the exercisability of the Warrants in the May 2024 Offering, and (iii) extend the original expiration date of the Existing Warrants by five years following the receipt of such Warrant Stockholder Approval. The Warrant Amendment Agreement became effective on May 2, 2024.

June 2024 Registered Direct Offering and Concurrent Private Placement of Warrants (the “June 2024 Offering”)

On June 19, 2024, we entered into a Securities Purchase Agreement (the “June 2024 SPA”) with an institutional accredited investor, pursuant to which we agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of Nasdaq (the “Registered Direct Offering”), (i) 3,025,000 shares of common stock, at a price per Share of $0.41 and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,105,000 shares of our common stock, at a price per Pre-Funded Warrant equal to $0.4099, the price per share of common stock, less $0.0001.

The Pre-Funded Warrants were sold, in lieu of shares of common stock, to the investor, whose purchase of shares of common stock in the Registered Direct Offering would otherwise result in the investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the investor’s option upon issuance, 9.99%) of our outstanding common stock immediately following the completion of the Registered Direct Offering. The Pre-Funded Warrants have an exercise price of $0.0001 per share, became exercisable upon issuance and remain exercisable until exercised in full.

The Registered Direct Offering closed on June 21, 2024. We intend to use the net proceeds of approximately $2.1 million from the Registered Direct Offering for general corporate purposes and working capital requirements.

In a concurrent private placement, pursuant to the terms of the June 2024 SPA, we also agreed to issue and sell to the investor unregistered warrants (the “Private Placement Warrants”) to purchase up to 6,130,000 shares of common stock, at an offering price of $0.41 per Private Placement Warrant to purchase one share of common stock (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”) (which offering price was included in the purchase price per share of common stock or Pre-Funded Warrant). The Private Placement Warrants have an exercise price of $0.41 per share (subject to customary adjustments as set forth in the Private Placement Warrants), were exercisable upon issuance and will expire five years from the date of issuance. The Private Placement Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions. The Private Placement Warrants were subsequently registered in July 2024 on Form S-1 (File No. 333-280927).

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent in connection with the Offerings under an Engagement Letter, dated as of June 18, 2024, between us and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, we issued to Wainwright (or its designees) warrants to purchase up to 367,800 shares of common stock (the “Wainwright Warrants” and, together with the Private Placement Warrants, the “2024 Warrants”). The Wainwright Warrants have substantially the same terms as the Private Placement Warrants, except that the Wainwright Warrants will expire five years from the commencement of the sales of the Offerings and have an exercise price of $0.5125 per share (subject to customary adjustment as set forth in the Wainwright Warrants), representing 125% of the purchase price per share of common stock in the Registered Direct Offering.

May 2024 At the Market Offering Agreement

On May 31, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Wainwright (the “Manager”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock (the “ATM Shares”), through or to the Manager. The offer and sale, if any, of ATM Shares by us under the Offering Agreement will be made pursuant to our registration statement on Form S-3 (File No. 333-279891) (the “Registration Statement”) under the Securities Act, and the related prospectus included therein, filed with the SEC on May 31, 2024, and declared effective on June 12, 2024.

Under the ATM Agreement, the Manager may sell ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The Manager will use commercially reasonable efforts to sell the ATM Shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Manager a commission of 3.0% of the gross proceeds from the sales of ATM Shares sold through the Manager under the ATM Agreement and have provided the Manager with customary indemnification and contribution rights. We will also reimburse the Manager for certain expenses incurred in connection with the ATM Agreement. The Company and the Manager may each terminate the ATM Agreement at any time upon specified prior written notice.

The offering of ATM Shares pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all ATM Shares subject to the ATM Agreement or (ii) the termination of the ATM Agreement in accordance with its terms.

During the six months ended June 30, 2024, no shares of common stock were issued under the ATM Agreement.

The amount of securities we are able to sell pursuant to the registration statements on Form S-3 is limited. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Termination of 2018 At Market Issuance Sales Agreement

On May 31, 2024, we delivered notice to B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., and the Manager (collectively, the “Agents”) to terminate our At Market Issuance Sales Agreement, dated July 27, 2018, as amended on July 20, 2020, December 31, 2020, and April 14, 2023 (collectively, the “2018 Sales Agreement”), with the Agents. Termination of the 2018 Sales Agreement was effective June 5, 2024, pursuant to Section 13(b) of the 2018 Sales Agreement.

Pursuant to the terms of the 2018 Sales Agreement, we were previously able to issue and sell, from time to time through or to the Agents, shares of our common stock, having an aggregate offering price of up to $100,000,000, subject to the limitations of Instruction I.B.6 of Form S-3. As a result of the termination of the 2018 Sales Agreement, we will not issue or sell any additional shares of our common stock under the 2018 Sales Agreement.

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

Accounting Pronouncements

During the six months ended June 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	For the three months ended June 30,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$4,360	$10,836	$(6,476)	(60)%
Asset impairment	2,649	—	2,649	100%
General and administrative	1,531	3,055	(1,524)	(50)%
Total operating expenses	8,540	13,891	(5,351)	(39)%
Loss from operations	(8,540)	(13,891)	5,351	(39)%

Other income (expense)
Other income	314	429	(115)	(27)%
Interest income	29	159	(130)	(82)%
Interest expense	(2)	(2,932)	2,930	(100)%
Total other income (expense)	341	(2,344)	2,685	(115)%
Net Loss	$(8,199)	$(16,235)	$8,036	(49)%

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

For the three months ended June 30, 2024 and 2023, research and development expenses were $4.4 million and $10.8 million, respectively. The decrease of approximately $6.4 million is primarily attributed to decreased expenses of $5.1 million for personnel related costs, which includes approximately $0.6 million of costs reimbursed through the subcontracting agreement with uBriGene and the reversal of $1.3 million of 2023 accrued bonus that will not be paid due to the reduction in the workforce that occurred in April 2024, $2.9 million for lab supplies, which includes approximately $0.1 million of costs reimbursed through the subcontracting agreement with uBriGene, $0.6 million for program related expenses, which includes approximately $0.3 million forgiveness of payables to the Mayo Clinic as a result of the mutual termination of the license agreement, $0.6 million for facility and deprecation expenses, which includes approximately $0.2 million of costs reimbursed through the subcontracting agreement with uBriGene, and $0.9 million for consulting expenses, offset by $3.7 million higher other expenses, of which approximately $3.2 million of expenses incurred related to the June 2024 Repurchase of Assets from uBriGene.

The following table provides a breakout of the components of research and development expenses for the three months ended June 30, 2024 and 2023:

	For the three months ended June 30,
($ in thousands)	2024	2023
R&D program related expenses (1)
MB-102	$-	$69
MB-106	514	945
MB-107/207 (2)	-	(912)
MB-109	130	358
MB-110	121	112
Mayo in situ CAR T	(300)	282
All others (3)	8	221
Total R&D development expense	473	1,075
R&D personnel related expenses (4)	(449)	4,610
R&D facility and depreciation expense	300	892
R&D consulting expenses	74	977
R&D lab supplies	(12)	2,946
R&D other expense (5)	3,974	336
Total research and development expense	$4,360	$10,836

(1) Includes sponsored research, license and clinical trial related costs.

(2) Credit for the three months ended June 30, 2023, reflects the refunds and credit memos received upon the termination services for the MB-107/207 program.

(3) Includes costs for long-term follow-up and programs that were terminated.

(4) Credit for the three months ended June 30, 2024, reflects the reversal of stock-based compensation expense due to the forfeitures of restricted stock units related to the reduction in the workforce in April 2024.

(5) Includes approximately $3.2 million of expenses incurred related to the June 2024 Repurchase of Assets from uBriGene.

Asset Impairment

For the three months ended June 30, 2024, we incurred impairment charges of $2.6 million attributable to our assessment of the recoverability of the asset group consisting of leasehold improvements and associated right-of-use asset. No impairment was recorded in the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the three months ended June 30, 2024, and 2023, general and administrative expenses were $1.5 million and $3.1 million, respectively. The decrease of approximately $1.6 million is primarily attributed to a $0.5 million decrease in personnel costs, $0.8 million decrease in legal and patent protection expenses, and $0.2 million decrease in professional services, $0.2 million decrease in consulting, and a $0.1 million decrease across various other general and administrative expenses, offset by $0.2 million increase in the equity fee to Fortress, in connection with the financings.

Other Income or Expense

For the three months ended June 30, 2024, and 2023, other income (expense) was $0.3 million and $(2.3) million, respectively. The increase of approximately $2.7 million in income is primarily attributed to a $2.9 million decrease in interest expense, related to the repayment of the Term Loan, partially offset by a $0.1 million decrease in other income and a $0.1 million decrease in interest income.

Comparison of the Six Months Ended June 30, 2024 and 2023

	For the six months ended June 30,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$8,164	$24,836	$(16,672)	(67)%
Asset impairment	2,649	—	2,649	100%
General and administrative	2,958	5,376	(2,418)	(45)%
Total operating expenses	13,771	30,212	(16,441)	(54)%
Loss from operations	(13,771)	(30,212)	16,441	(54)%

Other income (expense)
Other income	314	780	(466)	(60)%
Interest income	70	612	(542)	(89)%
Interest expense	(3)	(4,108)	4,105	(100)%
Total other income (expense)	381	(2,716)	3,097	(114)%
Net Loss	$(13,390)	$(32,928)	$19,538	(59)%

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

For the six months ended June 30, 2024 and 2023, research and development expenses were $8.2 million and $24.8 million, respectively. The decrease of approximately $16.6 million is primarily attributed to decreased expenses of $10.9 million for personnel related costs, reflecting decreased headcount and includes approximately $2.9 million of costs reimbursed through the subcontracting agreement with uBriGene and the reversal of $1.3 million of 2023 accrued bonus that will not be paid due to the reduction in the workforce that occurred in April 2024, $4.9 million for lab supplies, which includes approximately $0.1 million of costs reimbursed through the subcontracting agreement with uBriGene, $2.4 million for program related expenses, which includes approximately $0.6 million forgiveness of payables to St. Jude as a result of the mutual termination of the license agreement and $0.3 million forgiveness of payables to the Mayo Clinic as a result of the termination of the license agreement, $1.4 million for facility and deprecation expenses, which includes approximately $0.4 million of costs reimbursed through the subcontracting agreement with uBriGene, and $1.2 million for consulting expenses, offset by approximately $4.0 million increase in other expenses, of which approximately $3.2 million of expenses incurred related to the June 2024 Repurchase of Assets from uBriGene.

The following table provides a breakout of the components of research and development expenses for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
($ in thousands)	2024	2023
R&D program related expenses (1)
MB-102	$(2)	$110
MB-106	1,567	2,126
MB-107/207 (2)	(562)	(472)
MB-109	403	675
MB-110	241	224
Mayo in situ CAR T	(294)	582
All others (3)	8	494
Total R&D development expense	1,361	3,739
R&D personnel related expenses (4)	(1,138)	9,715
R&D facility and depreciation expense	659	2,065
R&D consulting expenses	758	1,930
R&D lab supplies	183	5,109
R&D other expense (5)	6,341	2,278
Total research and development expense	$8,164	$24,836

(1) Includes sponsored research, license and clinical trial related costs.

(2) Credit for the six months ended June 30, 2024, reflects the forgiveness of outstanding payables and accrued expenses due to the mutual termination of the license agreement and related data transfer agreement with St. Jude.

(3) Includes costs for long-term follow up and programs that were terminated.

(4) Credit for the six months ended June 30, 2024, reflects the reversal of 2023 accrued bonus that will not be paid due to the reduction in the workforce in April 2024.

(5) Includes approximately $3.2 million of expenses incurred related to the June 2024 Repurchase of Assets from uBriGene.

Asset Impairment

For the six months ended June 30, 2024, we incurred impairment charges of $2.6 million attributable to our assessment of the recoverability of the asset group consisting of leasehold improvements and associated right-of-use asset. No impairment was recorded in the six months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the six months ended June 30, 2024, and 2023, general and administrative expenses were $3.0 million and $5.4 million, respectively. The decrease of approximately $2.4 million is primarily attributed to a $1.0 million decrease in personnel costs, $1.0 million decrease in legal and patent protection expenses, $0.2 million decrease in consulting expenses, $0.1 million decrease in professional services. and a $0.3 million decrease across various other general and administrative expenses, offset by $0.2 million increase in the equity fee to Fortress, in connection with the financings.

Other Income or Expense

For the six months ended June 30, 2024, and 2023, other income (expense) was $0.4 million and $(2.7) million, respectively. The increase of approximately $3.1 million in income is primarily attributed to a $4.1 million decrease in interest expense, related to the repayment of the Term Loan, partially offset by a $0.5 million decrease in other income and a $0.5 million decrease in interest income.

Liquidity and Capital Resources

We have incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, we had an accumulated deficit of $394.4 million.

We have funded our operations to date primarily through the sale of equity. For example, on May 2, 2024, we completed the May 2024 Offering and on June 21, 2024, we completed the June 2024 Offering (together the “Offerings”) described in “Financing Activities” above. The net proceeds of the Offerings, after deducting the fees and expenses of the placement agent and other offering expenses payable by us, but excluding the net proceeds from the exercise of the Warrants, were approximately $5.3 million. We intend to use the net proceeds from the Offering for working capital and general corporate purposes.

As of June 30, 2024, the Company had cash and cash equivalents of $4.3 million. On April 10, 2024, our Board approved a reduction in our workforce of approximately 81%, in order to reduce costs and preserve capital due to the fundraising environment and continued uncertainty regarding the CFIUS review of the sale of the Facility and the Transaction with uBriGene. The reduction occurred primarily in April 2024 and was completed in the second quarter. Additionally in April 2024, we terminated our license agreements with St. Jude and Leiden University Medical Centre. The mutual termination of the St. Jude license and associated Data Transfer Agreement included the forgiveness of outstanding amounts owed by us. In June 2024, we terminated our license agreement with the Mayo Clinic, which included the forgiveness of the outstanding amounts owed by us of approximately $0.3 million. In June 2024, we also terminated the sublease of the Mercantile Center Facility. Based on our current operating plan, reflecting these changes described above, we currently expect that such cash and cash equivalents, together with the approximately $5.3 million net proceeds received in the Offerings described above, will be sufficient to fund our operations into the fourth quarter of 2024. We will continue to seek additional funding through corporate partnerships and capital markets fundraising. See “Risk Factors—Risks Related to Our Finances and Capital Requirements.”

The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2024, there is substantial doubt about our ability to continue as a going concern for the next 12 months from the date of issuance of these unaudited financial statements. The financial statements included in this Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

In addition, the amount of proceeds we may be able to raise pursuant to our existing shelf registration statements on Form S-3 may be limited. As of the filing of this Form 10-Q, we are subject to General Instruction I.B.6 to Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds we can raise through primary offerings of securities in any 12-month period using our registration statements on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling securities using our Form S-3 until such time as our public float exceeds $75 million.

Contractual Obligations

We enter into contracts in the normal course of business with licensors, CROs, contract manufacturing organizations (CMOs) and other third parties for the procurement of various products and services, including without limitation biopharmaceutical development, biologic assay development, commercialization, clinical and preclinical development, clinical trials management, pharmacovigilance and manufacturing and supply. These contracts typically do not contain minimum purchase commitments and are generally terminable by us upon written notice. Payments due upon termination or cancelation/delay consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation; in certain cases, our contractual arrangements with CROs and CMOs include cancelation and/or delay fees and penalties.

During the three and six months ended June 30, 2024, there were no material changes in our contractual obligations and commitments, as described in our 2023 Form 10-K. See above for recent terminations of our agreements with St. Jude and LUMC in April 2024 and the Mayo Clinic in June 2024.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

	For the six months ended June 30,
($ in thousands)	2024	2023
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(7,656)	$(30,200)
Investing activities	—	(34)
Financing activities	5,315	(30,287)
Net change in cash, cash equivalents and restricted cash	$(2,341)	$(60,521)

Operating Activities

Net cash used in operating activities was $7.7 million for the six months ended June 30, 2024, compared to $30.2 million for the six months ended June 30, 2023.

Net cash used in operating activities for the six months ended June 30, 2024, was primarily due to approximately $13.4 million in net loss, partially offset by $5.7 million of non-cash items, primarily related to the $2.6 million asset impairment charge, and a $3.1 million change in operating assets and liabilities.

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

Investing Activities

During the six months ended June 30, 2024, no cash was used in or provided by investing activities. Net cash used in investing activities was $34,000 for the six months ended June 30, 2023, primarily for the purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $5.3 during the six months ended June 30, 2024, primarily reflecting the proceeds from the May 2024 Offering and the June 2024 Offering.

Net cash used in financing activities was $30.3 million during the six months ended June 30, 2023, driven by the repayment of the Term Loan, partially offset by $0.1 million raised from the issuance of common shares in connection with the ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

We have a limited operating history. We have focused primarily on organizing, acquiring and developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $13.4 million and $32.9 million for the six months ended June 30, 2024 and 2023, respectively, and we had an accumulated deficit of $394.4 million as of June 30, 2024. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

As of June 30, 2024, our cash and cash equivalents were $4.3 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended June 30, 2024, are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require substantial additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of June 30, 2024, we had $4.6 million in cash and restricted cash and have not generated positive cash flows from operations. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our Securities.

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

We are currently reliant on COH, Fred Hutch, and UAB for a substantial portion of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, and UAB, pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of Dr. Stephen Forman and his team at COH, of Drs. Brian Till and Mazyar Shadman and their team at Fred Hutch, and of Dr. James M. Markert and his team at UAB. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

The Letter had no immediate effect on our continued listing on the Nasdaq Capital Market, subject to our compliance with the other continued listing requirements. In accordance with Nasdaq rules, we were provided 45 calendar days, or until April 29, 2024, to submit a plan to regain compliance (the “Compliance Plan”). We submitted our Compliance Plan on April 29, 2024, and the Staff granted our request for an extension of 180 calendar days through September 9, 2024, to regain compliance with the Stockholders’ Equity Requirement.

On May 16, 2024, we received a notice (the “Second Letter”) from the Staff of Nasdaq indicating that the bid price of our common stock had closed below $1.00 per share for 31 consecutive business days and, as a result, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The Second Letter from Nasdaq had no immediate effect on the listing of our common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded a 180-calendar day grace period, or until November 12, 2024, to regain compliance with the bid price requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) during the 180-calendar day grace period.

If we do not regain compliance with the bid price requirement by November 12, 2024, we may be eligible for an additional 180-calendar day compliance period so long as we satisfy the criteria for initial listing on Nasdaq and the continued listing requirement for market value of publicly held shares and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we are not eligible for the second grace period, Nasdaq staff will provide written notice that our common stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel. Although we intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on the Nasdaq Capital Market, there can be no assurance that we would be successful in our efforts to maintain the listing of our common stock on the Nasdaq Capital Market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), we issued 353,086 shares of our common stock to Fortress as the Annual Stock Dividend (as such term is defined in the Certificate of Incorporation), representing 2.5% of our fully-diluted outstanding equity on January 2, 2024.

The issuance of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On June 19, 2024, we entered into a Securities Purchase Agreement (the “June 2024 SPA”) with an institutional accredited investor, for a private placement offering of warrants to purchase 6,130,000 shares of our Common Stock. Pursuant to the June 2024 SPA, we agreed to issue and sell the warrants at an offering price of $0.41 per warrant to purchase one share of our Common Stock. The warrants have an exercise price of $0.41 per share (subject to adjustment as set forth in the warrants), were exercisable beginning on the date on which stockholder approval was received, which was obtained on June 27, 2024, and will expire five (5) years from the date on which the warrants become exercisable. The warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividend, rights offerings and pro rata distributions. This private placement closed on June 21, 2024, concurrently with an offering to the same institutional accredited investor that was registered under the Securities Act. The gross proceeds to us from the private placement, before deducting placement agent fees and other estimated offering expenses payable by us, were approximately $2.5 million. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent in connection with the private placement under an engagement, between us and Wainwright. Pursuant to the Engagement Letter, Wainwright was paid a cash fee equal to 7.0% of the gross proceeds received by us in the Offerings, a management fee equal to 1.0% of the gross proceeds of the Offering, $25,000 for non-accountable expenses, $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses, and a clearing fee of $15,950. In addition, under the terms of the Engagement Letter, we issued to Wainwright (or its designees) warrants to purchase up to 367,800 shares of our Common Stock (the “PA Warrants”). The PA Warrants have substantially the same terms as the Warrants, except that the PA Warrants will expire five (5) years from the commencement of the sales of the Offerings and have an exercise price of $0.5125 per share (subject to customary adjustment as set forth in the PA Warrants). The June 2024 Warrants were offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The investor also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Pre-Funded Warrant (May 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2024 (File No. 001-38191)).

4.2	Form of Series A-1, A-2, and A-3 Warrant (May 2024) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2024 (File No. 001-38191)).

4.3	Form of Placement Agent Warrant (May 2024) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 2, 2024 (File No. 001-38191)).

4.4	Form of Pre-funded Warrant (June 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2024 (File No. 001-38191)).

4.5	Form of Warrant (June 2024) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 21, 2024 (File No. 001-38191)).

4.6	Form of Wainwright Warrant (June 2024) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 21, 2024 (File No. 001-38191)).

10.1

Form of Securities Purchase Agreement, dated April 29, 2024, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 2, 2024 (File No. 001-38191)).

10.2

Warrant Amendment Agreement, dated April 29, 2024, by and between the Company and purchaser party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 2, 2024 (File No. 001-38191)).

10.3

Form of Securities Purchase Agreement, dated June 19, 2024, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 21, 2024 (File No. 001-38191)).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 13, 2024	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Murphy
James Murphy
Interim Chief Financial Officer
(Principal Financial Officer)