Form 10-Q
period 2024-09-30
MUSTANG BIO, INC.
filed 2024-11-08
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of November 7, 2024
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	46,934,863

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms to us, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our potential product candidates.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent on raising additional capital, and our efforts to do so may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop, and, if approved, commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology and oncolytic virus product candidates.
●	Our strategic pivot for our lead product candidate, MB-106, and our disposal of non-core assets, including our facility, may not result in the cost savings we anticipate and could result in total costs and expenses that are greater than expected.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our product candidates, if approved.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products’ liability claims related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of any such products.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could therefore be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property rights covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ intellectual property rights against third-party infringers.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash and cash equivalents	$3,525	$6,234
Other receivables	237	3,879
Prepaid expenses and other current assets	84	1,233
Property, plant and equipment, held for sale	2,209	—
Total current assets	6,055	11,346

Property, plant and equipment, net	421	3,247
Restricted cash	375	750
Other assets	250	833
Operating lease right-of-use asset, net	92	1,566
Total Assets	$7,193	$17,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,061	$14,017
Payables and accrued expenses - related party	2,535	834
Operating lease liabilities - short-term	442	520
Total current liabilities	15,038	15,371

Deferred income	270	270
Operating lease liabilities - long-term	541	1,978
Total Liabilities	15,849	17,619

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively
Class A common shares, 845,385 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common shares, 36,827,671, and 8,374,869 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	1
Common stock issuable, zero and 419,089 shares as of September 30, 2024 and December 31, 2023, respectively	—	591
Additional paid-in capital	387,112	380,502
Accumulated deficit	(395,771)	(380,971)
Total Stockholders’ Equity	(8,656)	123
Total Liabilities and Stockholders’ Equity	$7,193	$17,742

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$57	$9,527	$8,221	$34,363
Asset impairment	—	—	2,649	—
Gain on the sale of property and equipment	—	(1,351)	—	(1,351)
General and administrative	1,400	2,131	4,358	7,507
Total operating expenses	1,457	10,307	15,228	40,519
Loss from operations	(1,457)	(10,307)	(15,228)	(40,519)

Other income (expense)
Other income	—	138	314	918
Interest income	48	115	118	727
Interest expense	(1)	(4)	(4)	(4,112)
Total other income (expense)	47	249	428	(2,467)
Net Loss	$(1,410)	$(10,058)	$(14,800)	$(42,986)

Net loss per common share outstanding, basic and diluted	$(0.04)	$(1.23)	$(0.62)	$(5.29)

Weighted average number of common shares outstanding, basic and diluted	36,840,427	8,171,582	23,786,939	8,131,191

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2024	250,000	$—	845,385	$—	34,098,059	$3	$—	$386,028	$(394,361)	$(8,330)
Issuance of common shares - Founders Agreement	—	—	—	—	66,549	—	—	29	—	29
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	2,661,943	—	—	1,118	—	1,118
Offering costs - Equity Offerings	—	—	—	—	—	—	—	(105)	—	(105)
Stock-based compensation expenses	—	—	—	—	1,120	—	—	42	—	42
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,410)	(1,410)
Balances at September 30, 2024	250,000	$—	845,385	$—	36,827,671	$3	$—	$387,112	$(395,771)	$(8,656)

	For the Nine Months Ended September 30, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2023	250,000	$—	845,385	$—	8,374,869	$1	$591	$380,502	$(380,971)	$123
Issuance of common shares - Founders Agreement	—	—	—	—	994,826	—	(477)	669	—	192
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	66,003	—	(114)	114	—	—
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	4,185,000	—	—	5,160	—	5,160
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	2,661,943	—	—	1,118	—	1,118
Issuance of common shares under ESPP	—	—	—	—	47,463	—	—	48	—	48
Stock-based compensation expenses	—	—	—	—	6,693	—	—	(500)	—	(500)
Exercise of warrants	—	—	—	—	20,490,874	2	—	1	—	3
Net loss	—	—	—	—	—	—	—	—	(14,800)	(14,800)
Balances at September 30, 2024	250,000	$—	845,385	$—	36,827,671	$3	$—	$387,112	$(395,771)	$(8,656)

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2023
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2023	250,000	$—	845,385	$—	7,320,444	$1	$—	$376,009	$(362,297)	$13,713
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	51,880	—	—	160	—	160
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	—	—	4	—	—	4
Issuance of common shares under ESPP	—	—	—	—	34,869	—	—	90	—	90
Stock-based compensation expenses	—	—	—	—	43,822	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	—	(10,058)	(10,058)
Balances at September 30, 2023	250,000	$—	845,385	$—	7,451,015	$1	$4	$376,359	$(372,355)	$4,009

	For the Nine Months Ended September 30, 2023
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2022	250,000	$—	845,385	$—	7,100,111	$11	$1,109	$374,522	$(329,369)	$46,273
Issuance of common shares - Founders Agreement	—	—	—	—	187,134	—	(1,109)	1,109	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	51,880	—	—	160	—	160
Issuance of common shares - Equity fee on At-the-Market Offering	—	—	—	—	—	—	4	—	—	4
Issuance of common shares under ESPP	—	—	—	—	47,511	—	—	178	—	178
Stock-based compensation expenses	—	—	—	—	65,919	—	—	380	—	380
Exercise of warrants	—	—	—	—	93	—	—	—	—	—
Reverse Split (15:1) adjustment	—	—	—	—	—	(10)	—	10	—	—
Fractional share adjustment	—	—	—	—	(1,633)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(42,986)	(42,986)
Balances at September 30, 2023	250,000	$—	845,385	$—	7,451,015	$1	$4	$376,359	$(372,355)	$4,009

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(14,800)	$(42,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on Equity Offerings to Fortress Biotech	192	—
Common shares issuable - Equity fee on at-the-market offering to Fortress Biotech	—	4
Research and development - licenses acquired	—	50
Stock-based compensation expenses	(500)	380
Depreciation expense	620	1,576
Amortization of debt discount	—	118
Amortization of operating lease right-of-use assets	128	286
Loss on disposal of property and equipment	29	—
Asset impairment	2,649	—
Gain on sale of property and equipment	—	(1,351)
Loss on extinguishment of debt	—	2,796
Gain on lease modification	(314)	(220)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	702	(1,688)
Other receivables	659	—
Other receivables - related party	—	36
Accounts payable and accrued expenses	(150)	(1,299)
Payable and accrued expenses - related party	1,701	239
Lease liabilities	(329)	(163)
Net cash used in operating activities	(9,413)	(42,223)

Cash Flows from Investing Activities:
Purchase of research and development licenses	—	(50)
Proceeds from the sale of property and equipment	—	6,000
Purchase of fixed assets	—	(34)
Net cash from investing activities	—	5,916

Cash Flows from Financing Activities:
Payment of debt	—	(30,375)
Proceeds from issuance of common shares - Equity Offerings	5,944	163
Offering costs for the issuance of common shares - Equity Offerings	(784)	(3)
Proceeds from issuance of common shares - At-the-Market Offering	1,163	—
Offering costs for the issuance of common shares - At-the-Market Offering	(45)	—
Proceeds from exercise of warrants	3	—
Proceeds from issuance of common shares under ESPP	48	178
Net cash provided by financing activities	6,329	(30,037)

Net change in cash, cash equivalents and restricted cash	(3,084)	(66,344)
Cash, cash equivalents and restricted cash, beginning of the period	6,984	76,656
Cash, cash equivalents and restricted cash, end of the period	$3,900	$10,312

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,340

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and Equity fee to Fortress	$591	$1,109

Supplemental disclosure of noncash activities related to the uBriGene Repurchase Transaction (see Note 5):
Fair value of assets received	$2,209	$—
Fair value of supplies received expensed to research and development	$2,509	$—
Accounts receivable written off	$(6,967)	$—
Accounts payable written off	$3,644	$—
Deferred purchase consideration	$(1,295)	$—

The accompanying notes are an integral part of these unaudited financial statements

MUSTANG BIO, INC.

Notes to Unaudited Financial Statements

Note 1 - Organization, Description of Business and Liquidity and Capital Resources

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015. Mustang is a clinical-stage biopharmaceutical company focused on translating medical breakthroughs in cell therapy into potential treatments. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024, the Company had an accumulated deficit of $395.8 million.

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

The Company's expectation to generate operating losses and negative operating cash flows in the future, and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these unaudited financial statements are issued. The Company made strategic decisions, including a significant reduction in the workforce by approximately 81%, and the termination of certain license agreements with St. Jude and Leiden University Medical Centre in April 2024, and with Mayo Clinic in June 2024, to preserve capital and prioritize the allocation of resources. The Company continues to pursue raising additional cash resources through public or private equity or debt financings. The Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Balance Sheets to the Unaudited Statements of Cash Flows for the nine months ended September 30, 2024, and 2023:

	September 30,
($ in thousands)	2024	2023
Cash and cash equivalents	$ 3,525	$ 9,562
Restricted cash	375	750
Total cash, cash equivalents and restricted cash	$ 3,900	$ 10,312

Assets Held for Sale

Assets held for sale represent assets that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of September 30, 2024, there were $2.2 million of lab and cell processing equipment, furniture and fixtures and computer equipment that are recorded as assets held for sale. The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale were part of the repurchase of assets from uBriGene (see Note 5).

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

Recently Issued Accounting Standards

As of September 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – Clinical Trial and Sponsored Research Agreements

For the three and nine months ended September 30, 2024 and 2023, the Company recorded the following expenses in research and development for sponsored research and clinical trial agreements in the Unaudited Statements of Operations pursuant to the terms of these agreements:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
City of Hope National Medical Center
CD123	$—	$23	$—	$23
IL13Rα2	66	180	457	817
CS1(1)	—	—	—	188
PSCA(1)	—	—	—	44
Fred Hutchinson Cancer Center - CD20	—	142	312	1,239
St. Jude Children's Research Hospital - XSCID(2)	—	(106)	(434)	528
Leiden University Medical Center - RAG1 SCID	—	125	241	349
Mayo Clinic(3)	—	—	(275)	551
Total	$66	$364	$301	$3,739

(1) Licenses and associated sponsored research agreements were terminated in May 2023.

(2) License and associated Data Transfer Agreement were terminated in April 2024.

(3) License and associated sponsored research agreement were terminated in June 2024.

Ongoing Clinical Trial and Sponsored Research Agreements

IL13Rα2 (MB-101) Clinical Research Support Agreements with City of Hope

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

Terminated Clinical Trial and Sponsored Research Agreements

In May 2023, the Company determined to discontinue development of certain programs, including CS1 (MB-104) and PSCA (MB-105), and terminated the associated CRA and license with COH. In April 2024, the Company terminated its license agreement and the associated Data Transfer Agreement with St. Jude, in exchange for a mutual release of liability and forgiveness by St. Jude of all amounts previously owed by the Company, which totaled approximately $0.6 million. Additionally, in April 2024, the Company delivered a termination notice to LUMC, pursuant to which it terminated the license agreement underpinning the MB-110 product candidate; the Company is currently in discussions with LUMC regarding the terms that will govern such termination In June 2024, the Company terminated its license agreement and associated SRA with the Mayo Clinic, in exchange for a mutual release of liability and forgiveness by Mayo Clinic of all amounts previously owed by the Company, which totaled approximately $0.3 million. The forgiven amounts, totaling approximately $0.9 million, were recognized as a reduction of research and development expense in the Unaudited Statements of Operations.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

With respect to the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three and nine months ended September 30, 2024 and 2023, expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended September 30, 2024 and 2023, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to the MSA. For the nine months ended September 30, 2024 and 2023, the Company recorded expense of $0.4 million and $0.4 million, respectively.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of the Company’s common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the nine months ended September 30, 2024, the Company issued 641,740 shares to Fortress in connection with the equity financings. For the three months ended September 30, 2024 and 2023, the Company recorded expense of approximately $29,000 and $4,000, respectively, in general and administrative expenses related to these shares. For the nine months ended September 30, 2024 and 2023, the Company recorded expense of approximately $0.2 million and $4,000, respectively, in general and administrative expenses related to these shares.

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

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party.

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

As consideration for the Repurchase Agreement, the Company agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1.4 million, consisting of (i) an upfront payment of $0.1 million due within five (5) business days of the Effective Date and a (ii) subsequent amount of $1.3 million due on the date that is twelve (12) months after the closing date (the “Deferred Amount”). In the event that as of the original (or any extended) date on which the Deferred Amount is payable, the Company has, as of the date of the public reporting of its then-most recent quarterly audited or unaudited financial statements, net assets below $20 million, then the Company may, upon written notice to uBriGene, elect to delay its payment obligation of the Deferred Amount by an additional six (6) months, with no limit on the number of such extensions available to the Company. Notwithstanding the foregoing, if the Company has not paid the Deferred Amount in full as of the date that is twelve (12) months after closing of the Repurchase Agreement, any amounts that remain outstanding will accrue interest at a rate of 5% per annum beginning on the date that is twelve (12) months after closing and until the Deferred Amount is paid in full. Additionally, in connection with the termination of the agreements described above under the Repurchase Agreement, the Company agreed to forgive a net receivable from uBriGene of approximately $3.3 million, comprised of outstanding receivables of $6.9 million and payables of $3.6 million, resulting in total purchase consideration in the Repurchase Transactions of approximately $4.7 million. The upfront payment of $0.1 million was paid in July 2024, and as of September 30, 2024, the $1.3 million Deferred Amount was recorded in Accrued Other Expenses (see Note 7).

The Company allocated the total purchase consideration of $4.7 million to the Repurchased Assets on a relative fair value basis. The Company used a third-party to perform a valuation of the repurchased equipment, which resulted in a fair value less costs to sell of approximately $2.2 million. The remaining purchase consideration of $2.5 million was allocated to the supplies repurchased. The supplies repurchased with no alternative future use were recognized as research and development expense in an amount of $2.2 million.  Repurchased supplies with an alternative future use of $0.3 million were also recognized in research and development expense, as the Company does not have plans to resume operations in the facility, and it intends to dispose of the supplies in a single transaction with the equipment. The Company concluded that the disposal group, which includes the repurchased equipment assets and associated supplies, with an aggregate value of approximately $2.2 million met the criteria to be classified as held for sale at the date of acquisition. As of September 30, 2024, the disposal group continues to be held for sale.

Note 6 – Property, Plant and Equipment, and Asset Impairment

At September 30, 2024, and December 31, 2023, property, plant and equipment consisted of the following:

	Estimated Useful	September 30,	December 31,
($ in thousands)	Life (in years)	2024	2023
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	—	29
Total property, plant and equipment		7,694	7,723
Less: impairment loss		(2,176)	—
Less: accumulated depreciation		(5,097)	(4,476)
Property, plant and equipment, net		$421	$3,247

Depreciation expense for the three months ended September 30, 2024 and 2023, was approximately $0.1 million and $0.3 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations. Depreciation expense for the nine months ended September 30, 2024 and 2023, was approximately $0.6 million and $1.6 million, respectively, and was recorded in research and development expense in the Unaudited Statements of Operations.

Impairment of Long-Lived Assets

During the second quarter of fiscal year 2024, the Company concluded it had a triggering event requiring assessment of impairment for certain leasehold improvements and the related right-of-use asset. The Company assessed the carrying value of the asset group consisting of the leasehold improvements and right-of-use asset in accordance with ASC 360, given the significant changes to the Company’s operations, operating cash and the repurchase of equipment. The assessment of the recoverability of the asset group concluded that there was impairment on the carrying value of the asset group of approximately $2.6 million, which was allocated on a pro rata basis using the relative carrying amounts of the assets. Approximately $2.2 million of the impairment loss was allocated to the leasehold improvements, with the remaining $0.4 million allocated to the right-of-use asset.

Note 7 - Accounts Payable and Accrued Expenses

At September 30, 2024, and December 31, 2023, accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2024	2023
Accounts payable	$8,759	$6,322
Accrued research and development	561	4,118
Accrued compensation	984	2,838
Other (1)	1,757	739
Total accounts payable and accrued expenses	$12,061	$14,017

(1) Other includes approximately $1.3 million of accrued consideration for the uBriGene Asset Purchase Agreement, see Note 5.

Note 8 – Notes Payable

On April 11, 2023, the Company’s long-term debt facility (the “Term Loan”) with Runway Growth Finance Corp. (“Runway”), originally entered into on March 4, 2023, was terminated upon receipt by Runway of a payoff amount of $30.4 million from the Company comprised of principal, interest and the applicable final payment amount. The loss on extinguishment was recorded in interest expense in the Unaudited Statements of Operations. For the nine months ended September 30, 2024, and 2023, the Company recorded the following components in interest expense:

	For the nine months ended September 30,
($ in thousands)	2024	2023
Interest expense	$—	$1,187
Amortization of Debt Discount	—	118
Loss on Extinguishment	—	2,796
Other	4	11
Total Interest Expense	$4	$4,112

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

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of September 30, 2024, approximately $36.3 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Form 10-Q, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the number of securities it can sell under its registration statements on Form S-3.

May 2024 Equity Offering

On April 29, 2024, the Company commenced a best efforts equity offering with an institutional investor (the “Investor”) (the “May 2024 Offering”) of an aggregate of (i) 1,160,000 shares of common stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 15,717,638 shares of common stock (the “May 2024 Pre-Funded Warrant Shares”), (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-1 Warrant Shares”), (iv) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-2 Warrant Shares”), and (v) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-3 Warrant Shares”). Each share of common stock or May 2024 Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. The public offering price for each share of common stock and accompanying Warrants was $0.237, and the public offering price for each May 2024 Pre-Funded Warrant and accompanying Warrants was $0.2369. The May 2024 Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $0.237 per share, will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”). The Series A-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series A-2 Warrant will expire on the twenty-four-month anniversary of the Warrant Stockholder Approval. The Series A-3 Warrant will expire on the nine-month anniversary of the Warrant Stockholder Approval. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

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

The Pre-Funded Warrants were sold in lieu of shares of common stock to the June 2024 Investor. The Pre-Funded Warrants have an exercise price of $0.0001 per share, became exercisable upon issuance and remain exercisable until exercised in full.

The Registered Direct Offering closed on June 21, 2024. The Company intends to use the net proceeds of approximately $2.1 million from the Registered Direct Offering for general corporate purposes and working capital requirements.

In a concurrent private placement, pursuant to the terms of the Purchase Agreement, the Company also agreed to issue and sell to the June 2024 Investor unregistered warrants (the “Private Placement Warrants”) to purchase up to 6,130,000 shares of common stock, at an offering price of $0.41 per Private Placement Warrant to purchase one share of common stock (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”) (which offering price was included in the purchase price per share of common stock or Pre-Funded Warrant). The Private Placement Warrants have an exercise price of $0.41 per share (subject to customary adjustments as set forth in the Private Placement Warrants), were exercisable upon issuance and will expire five years from the date of issuance. The Private Placement Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions. The resale of the shares of common stock issuable upon the exercise of the Private Placement Warrants was subsequently registered in July 2024 on a Form S-1 (File No. 333-280927).

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent in connection with the Offerings under an Engagement Letter, dated as of June 18, 2024, between us and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company issued to Wainwright (or its designees) warrants to purchase up to 367,800 shares of common stock (the “Wainwright Warrants” and, together with the Private Placement Warrants, the “2024 Warrants”). The Wainwright Warrants have substantially the same terms as the Private Placement Warrants, except that the Wainwright Warrants will expire five years from the commencement of the sales of the Offerings and have an exercise price of $0.5125 per share (subject to customary adjustment as set forth in the Wainwright Warrants), representing 125% of the purchase price per share of common stock in the Registered Direct Offering.

At-the-Market Offering

In July 2018, the Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to a registration statement on Form S-3 (File No. 333-249657). Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add Wainwright as an Agent. On April 14, 2023, the Mustang ATM was amended to add the limitations imposed by General Instruction I.B.6 to Form S-3 and remove Oppenheimer & Co., Inc. as an Agent. On May 31, 2024, the Company delivered notice to the Agents to terminate the Mustang ATM, which was effective June 5, 2024.

On May 31, 2024, the Company entered into an At-the-Market Offering Agreement (the “Offering Agreement”) with Wainwright (the “Manager”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through or to the Manager pursuant to the 2024 S-3. Under the Offering Agreement, the Company pays the Manager a commission of 3.0% of the gross proceeds from the sales of any shares of common stock. The Company will also reimburse the Manager for certain expenses incurred in connection with the Offering Agreement. The Company and the Manager may each terminate the Sales Agreement at any time upon specified prior written notice.

During the nine months ended September 30, 2024, the Company issued approximately 2.7 million shares of common stock at an average price of $0.44 for gross proceeds of $1.2 million under the Offering Agreement. In connection with these sales, the Company paid aggregate fees of approximately $45,000. During the nine months ended September 30, 2023, the Company issued approximately 52,000 shares of common stock at an average price of $3.15 for gross proceeds of $0.2 million under the Mustang ATM. In connection with these sales, the Company paid aggregate fees of approximately $3,000.

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

As of September 30, 2024, 397,723 shares were available for future issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2024:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2023	76,112	$85.95	3.31
Outstanding at September 30, 2024	76,112	$85.95	2.56
Options vested and exercisable at September 30, 2024	47,570	$85.95	2.56

As of September 30, 2024, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2023	64,706	$11.59
Vested	(4,595)	54.45
Nonvested at September 30, 2024	60,111	$8.32

As of September 30, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.2 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.3 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the nine months ended September 30, 2024:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2023	95,197	$18.78
Forfeited	(64,892)	18.19
Vested	(18,926)	23.26
Nonvested at September 30, 2024	11,379	$14.69

As of September 30, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $38,000, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.8 years.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
General and administrative	$52	$119	$150	$381
Research and development	(10)	(19)	(650)	(1)
Total stock-based compensation expense	$42	$100	$(500)	$380

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

As of September 30, 2024, 128,352 shares have been purchased and 338,315 shares are available for future sale under the Company’s ESPP.

Warrants

A summary of warrant activities for the nine months ended September 30, 2024, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2023	4,481,868	$1.34	5.34
Exercised	(20,490,874)	—	—
Granted	76,966,010	0.19	2.50
Outstanding as of September 30, 2024	60,957,004	$0.29	2.73

Upon the exercise of warrants, the Company will issue new shares of common stock. In connection with the Company’s Registered Direct Offering on October 26, 2023, the Company issued pre-funded warrants to purchase up to 1,668,236 shares of common stock, and in a concurrent private placement, the Company issued unregistered warrants to purchase up to 2,588,236 shares of common stock, and the resale of the underlying shares of common stock were subsequently registered in April 2024 on Form S-1 (File No. 333-275997). In connection with these offerings, H.C. Wainwright received Placement Agent Warrants to purchase up to 155,294 shares of common stock. In connection with the Public Offering the Company completed in May 2024, the 2,588,236 unregistered warrants were repriced from the original exercise price of $1.58 per share to $0.237 per share.

In connection with the May 2024 Offering, the Company issued pre-funded warrants to purchase up to 15,717,638 shares of common stock and issued three series of warrants to purchase up to 50,632,914 shares of common stock. In connection with these offerings, Wainwright received Placement Agent Warrants to purchase up to 1,012,658 shares of common stock.

In connection with the Registered Direct Offering, the Company issued pre-funded warrants to purchase up to 3,105,000 shares of common stock, and in the concurrent Private Placement, the Company issued unregistered warrants to purchase up to 6,130,000 shares of common stock. The resale of the underlying shares of common stock were subsequently registered in July 2024 on Form S-1 (File No. 333-280927). In connection with these offerings, Wainwright received Placement Agent Warrants to purchase up to 367,800 shares of common stock.

During the nine months ended September 30, 2024, all of the 1,668,236 pre-funded warrants issued in the October Registered Direct Offering were exercised at an exercise price of $0.001 per share, and all of the 18,822,638 pre-funded warrants issued in the May 2024 Offering and the June Registered Direct Offering were exercised at an exercise price of $0.0001 per share.

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

	For the nine months ended September 30,
	2024	2023
Warrants	60,957,004	70,102
Options	76,112	76,112
Class A Preferred Shares	250,000	250,000
Unvested restricted stock awards	60,111	64,706
Unvested restricted stock units	11,379	106,100
Total	61,354,606	567,020

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

During the second quarter of fiscal year 2024, the Company identified triggering events that required an impairment of the asset group consisting of the right-of-use asset and associated leasehold improvements. The assessment concluded that impairment existed, and the impairment loss was allocated to the leasehold improvements and right-of-use assets based on the relative carrying amounts of the assets (see Note 6). As of September 30, 2024, the Company had operating lease liabilities of $1.0 million and right of use assets of $0.1 million, which were included in the Unaudited Balance Sheet. At December 31, 2023, the Company had operating lease liabilities of $2.5 million and right of use assets of $1.6 million, which were included in the Unaudited Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2024	2023
Lease cost
Operating lease cost	$113	$592
Variable lease cost	149	544
Total	$262	$1,136

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2024	2023
Operating cash flows from operating leases	$406	$395
Gain on lease modification	$314	$220
Weighted-average remaining lease term – operating leases	2.0	4.7
Weighted-average discount rate – operating leases	9.0%	9.1%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)	Future Lease Liability
Three months ended December 31, 2024	$127
Year ended December 31, 2025	516
Year ended December 31, 2026	439
Total	1,082
Less present value discount	(99)
Operating lease liabilities	$983

Note 13 – Subsequent Events

On October 24, 2024, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with an institutional investor that held certain outstanding Series A-3 warrants (the “Existing Warrants”) to purchase up to an aggregate of 16,877,638 shares of the Company’s common stock, originally issued to such investor on May 2, 2024 (the “Existing Warrants”). The Existing Warrants had an exercise price of $0.237 per share.

Pursuant to the Inducement Letter, the investor agreed to exercise in full, for cash, the Existing Warrants in consideration for the Company’s agreement to issue in a private placement (x) new Series B-1 Common Stock purchase warrants (the “New Series B-1 Warrants”) to purchase up to 16,877,638 shares of Common Stock (the “New Series B-1 Warrant Shares”) and (y) new Series B-2 Common Stock Purchase Warrants (the “New Series B-2 Warrants” and, together with the New Series B-1 Warrants, the “New Warrants”) to purchase up to 16,877,638 shares of Common Stock (the “New Series B-2 Warrant Shares” and, together with the New Series B-1 Warrant Shares, the “New Warrant Shares”). Each Warrant has an exercise price of $0.27 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”). The New Series B-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The New Series B-2 Warrant will expire on the twelve (12) month anniversary of the Warrant Stockholder Approval.

The closing of the transaction contemplated pursuant to the Inducement Letter occurred on October 25, 2024 (the “Closing Date”). The Company received aggregate gross proceeds of approximately $4.0 million from the exercise of the Existing Warrants by the investor, before deducting placement agent fees and other expenses payable by the Company. The Company intends to use the proceeds for working capital and general corporate purposes.

The Company engaged Wainwright to act as its exclusive placement agent in connection with the transaction summarized above and paid Wainwright a cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the Existing Warrants.  In addition, the Company (i) reimbursed Wainwright for $50,000 of the fees and expenses of Wainwright’s legal counsel and other of its out-of-pocket expenses, (ii) reimbursed Wainwright for its non-accountable expenses in the amount of $25,000, and (iii) paid a management fee equal to 1.0% of the gross proceeds raised. The Company also issued to Wainwright or its designees (“PA Warrant Holders”) placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,012,658 shares of Common Stock (the “Placement Agent Warrant Shares”).  The Placement Agent Warrants have the same terms as the New Series B-1 Warrants, except that the Placement Agent Warrants have an exercise price equal to $0.2963 per share.

The issuance or resale of the shares of common stock underlying the Existing Warrants has been registered pursuant to an existing registration statement on Form S-1 (File No. 333-278006), declared effective by the Securities and Exchange Commission (the “SEC”) on April 29, 2024.

The Company has agreed to file a registration statement providing for the resale of the New Warrant Shares (the “Resale Registration Statement”) within 30 calendar days of the date of the Inducement Letter, and to use best efforts to cause the Resale Registration Statement to be declared effective by the SEC within 60 calendar days following the date of the Inducement Letter and to keep the Resale Registration Statement effective at all times until the investor no longer owns any New Warrants or New Warrant Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q. Our financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are often indicated by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions, include, but are not limited to, any statements relating to our growth strategy and product development programs, including the Company’s expectations with respect to the consummation of the sale of its manufacturing facility, the timing of and our ability to make regulatory filings such as Investigational New Drug (“IND”) applications and other applications and to obtain regulatory approvals for our product candidates, statements concerning the potential of therapies and product candidates, and any other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under Part II, Item 1A “Risk Factors” herein.

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

We are developing CAR T therapy for hematologic malignancies in partnership with Fred Hutch targeting CD20 (MB-106). In May 2021, we announced that the U.S. Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) Application for MB-106. As of September 30, 2024, approximately 40 patients have been treated in an ongoing Phase 1 clinical trial sponsored by Fred Hutch (ClinicalTrials.gov Identifier: NCT03277729), and approximately 20 patients have been treated in the Phase 1 clinical trial sponsored by us (ClinicalTrials.gov Identifier: NCT05360238). In 2023, we received Safety Review Committee approval to continue dose escalation in all three active arms of the ongoing Mustang-sponsored Phase 1 trial. We presented the latest results, demonstrating a favorable safety profile, complete response rate, and durability, from the ongoing Mustang-sponsored Phase 1 trial at the 2023 American Society of Hematology (“ASH”) Annual Meeting.

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

On November 7, 2024, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-108, a herpes simplex virus type 1 (“HSV-1”) oncolytic virus, for the treatment of malignant glioma. The Orphan Drug Designation provides certain incentives, such as tax credits toward the cost of clinical trials upon approval and prescription drug user fee waivers. If a product receives Orphan Drug Status from the FDA, that product is entitled to seven years of market exclusivity for the disease in which it has Orphan Drug designation, which is independent from intellectual property protection. Due to limited resources, we do not currently expect to initiate this study until such time, if any, that additional resources become available to us.

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

Pursuant to the terms of the Asset Purchase Agreement, we and uBriGene terminated the following agreements between us that were entered into in connection with the Asset Purchase Agreement: (i) the Manufacturing Services Agreement, dated July 28, 2023, and work orders entered into under such agreement, (ii) the Quality Services Agreement, dated July 28, 2023, (iii) the Subcontracting CDMO Agreement, dated July 28, 2023, and work orders entered into under such agreement, (iv) the Subcontracting Quality Services Agreement, dated July 28, 2023, and (v) the Transition Services Agreement.

Notification of Non-Compliance with Nasdaq Continued Listing Requirements

On March 13, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). The Equity Rule requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (or, in the alternative, a market value of listed securities of $35 million or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). (the “Stockholders’ Equity Requirement”). As of December 31, 2023, we reported stockholders’ equity of $123,000, and as of September 30, 2024, we reported stockholders’ deficit of approximately $8.7 million.

The Letter had no immediate effect on our continued listing on Nasdaq, subject to our compliance with the other continued listing requirements. In accordance with the Nasdaq Listing Rules, we were provided 45 calendar days, or until April 29, 2024, to submit a plan to regain compliance with the Equity Rule (the “Compliance Plan”). We submitted our Compliance Plan on April 29, 2024, and the Staff granted our request for an extension of 180 calendar days through September 9, 2024, to regain compliance with the Equity Rule. We were unable to demonstrate compliance with the Equity Rule by September 9, 2024.

On September 10, 2024, the Staff formally notified us that it had determined to delist our securities from Nasdaq based upon our continued non-compliance with the Equity Rule unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). On September 17, 2024, we requested a hearing before the Panel, which stayed any further action by Nasdaq at least pending completion of the hearing and the expiration of any extension that may be granted by the Panel to us following the hearing. The hearing took place on October 29, 2024, and we are currently awaiting the decision of the Panel.

On May 16, 2024, we received a notice (the “Second Letter”) from the Staff indicating that the bid price of our common stock had closed below $1.00 per share for 30 consecutive business days and, as a result, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded a 180-calendar day grace period, or until November 12, 2024, to evidence compliance with the Bid Price Rule, which necessitates a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days by November 12, 2024. Accordingly, we do not expect to evidence compliance with the Bid Price Rule by November 12, 2024, and the bid price deficiency will thereafter serve as an additional basis for delisting from Nasdaq. We addressed our plan to regain compliance with the Bid Price Rule at our hearing before the Panel on October 29, 2024.

Financing Activities

May 2024 Equity Offering

On April 29, 2024, we commenced a best efforts equity offering with an institutional investor (the “Investor”) (the “May 2024 Offering”) of an aggregate of (i) 1,160,000 shares of common stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 15,717,638 shares of common stock (the “May 2024 Pre-Funded Warrant Shares”), (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-1 Warrant Shares”), (iv) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-2 Warrant Shares”), and (v) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 16,877,638 shares of common stock (the “Series A-3 Warrant Shares”). Each share of common stock or May 2024 Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. The equity offering price for each share of common stock and accompanying Warrants was $0.237, and the equity offering price for each May 2024 Pre-Funded Warrant and accompanying Warrants was $0.2369.

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

The net proceeds of the May 2024 Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by us, but excluding the net proceeds, if any, from the exercise of the Warrants, were approximately $3.2 million. The May 2024 Offering closed on May 2, 2024.

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

Warrant Inducement

On October 24, 2024, we entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain investor (the “Holder”) that held certain outstanding Series A-3 warrants (the “Existing Warrants”) to purchase up to an aggregate of 16,877,638 shares of our common stock, originally issued to the Holder on May 2, 2024.

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash the Series A-3 warrants at the exercise price of $0.237 per share in partial consideration for our agreement to issue in a private placement new Series B Common Stock purchase warrants to purchase up to (i) 16,877,638 shares of common stock (the “New Series B-1 Warrant Shares”) and (ii) 16,877,638 shares of common stock (the “New Series B-2 Warrant Shares”). Each Warrant has an exercise price of $0.27 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”). The New Series B-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The New Series B-2 Warrant will expire on the twelve-month anniversary of the Warrant Stockholder Approval.

The closing of the transaction contemplated pursuant to the Inducement Letter occurred on October 25, 2024 (the “Closing Date”). We received aggregate gross proceeds of approximately $4.0 million from the exercise of the Existing Warrants by the Holder, before deducting placement agent fees and other expenses payable by us. We intend to use the proceeds for general corporate purposes and working capital requirements.

We engaged Wainwright to act as our exclusive agent in connection with the transaction summarized above and paid Wainwright a cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the Existing Warrants.  In addition, we (i) reimbursed Wainwright for $50,000 of the fees and expenses of Wainwright’s legal counsel and other of its out-of-pocket expenses, (ii) reimbursed Wainwright for its non-accountable expenses in the amount of $25,000, and (iii) paid a management fee equal to 1.0% of the gross proceeds raised. We also issued to Wainwright or its designees (“PA Warrant Holders”) placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,012,658 shares of Common Stock (the “Placement Agent Warrant Shares”).  The Placement Agent Warrants have the same terms as the New Series B-1 Warrants, except that the Placement Agent Warrants have an exercise price equal to $0.2963 per share

Termination of 2018 At Market Issuance Sales Agreement

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

Under the ATM Agreement, the Manager may sell ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The Manager will use commercially reasonable efforts to sell the ATM Shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Manager a commission of 3.0% of the gross proceeds from the sales of ATM Shares sold through the Manager under the ATM Agreement and have provided the Manager with customary indemnification and contribution rights. We will also reimburse the Manager for certain expenses incurred in connection with the ATM Agreement. Together with the Manager, we may each terminate the ATM Agreement at any time upon specified prior written notice.

The offering of ATM Shares pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all ATM Shares subject to the ATM Agreement or (ii) the termination of the ATM Agreement in accordance with its terms.

During the nine months ended September 30, 2024, we issued approximately 2.7 million shares of common stock at an average price of $0.44 for gross proceeds of $1.2 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $45,000.

In October 2024, we issued approximately 4.4 million shares of common stock at an average price of $0.34 for gross proceeds of approximately $1.5 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $58,000.

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

Accounting Pronouncements

During the nine months ended September 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	For the three months ended September 30,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$57	$9,527	$(9,470)	(99)%
Gain on the sale of property and equipment	—	(1,351)	1,351	100%
General and administrative	1,400	2,131	(731)	(34)%
Total operating expenses	1,457	10,307	(8,850)	(86)%
Loss from operations	(1,457)	(10,307)	8,850	(86)%

Other income (expense)
Other income	—	138	(138)	(100)%
Interest income	48	115	(67)	(58)%
Interest expense	(1)	(4)	3	(75)%
Total other income (expense)	47	249	(202)	(81)%
Net Loss	$(1,410)	$(10,058)	$8,648	(86)%

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

For the three months ended September 30, 2024 and 2023, research and development expenses were $57,000 and $9.5 million, respectively. The decrease of approximately $9.5 million is primarily attributed to decreased expenses of $1.6 million for personnel related costs, primarily driven by the reduction in workforce, $3.3 million for R&D other expense, primarily related to higher expenses in the third quarter of 2023 of approximately $1.5 million of expense incurred for uBriGene services and $1.5 million of expense for vector supply, $2.5 million for lab supplies, $1.0 million for program related expenses, which includes approximately $0.3 million savings on payables owed to clinical sites, $0.1 million for facility and deprecation expenses, and $0.9 million for consulting expenses.

The following table provides a breakout of the components of research and development expenses for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
($ in thousands)	2024	2023
R&D program related expenses (1)
MB-102	$-	$394
MB-106 (2)	(468)	92
MB-107/207 (3)	-	(389)
MB-109	72	356
MB-110	-	125
Mayo in situ CAR T	-	6
All others (4)	14	30
Total R&D development expense	(382)	614
R&D personnel related expenses	191	1,826
R&D facility and depreciation expense	260	398
R&D consulting expenses	(88)	819
R&D lab supplies	(8)	2,520
R&D other expense (5)	84	3,350
Total research and development expense	$57	$9,527

(1) Includes sponsored research, license and clinical trial related costs.

(2) Credit for the three months ended September 30, 2024, primarily reflects the savings on the settlement of payables owed to clinical sites.

(3) Credit for the three months ended September 30, 2023, reflects the refunds and credit memos received upon the termination services for the MB-107/207 program.

(4) Includes costs for long-term follow-up and programs that were terminated.

(5) Includes approximately $1.5 million of expense incurred for uBriGene services and $1.5 million of expense for vector supply in the third quarter of 2023.

Gain on the Sale of Property and Equipment

During the three months ended September 30, 2023, we recorded a gain on the sale of equipment of approximately $1.4 million in connection with the sale of assets to uBriGene. There were no sales of property and equipment during the three months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations and legal activities including patent fees.

For the three months ended September 30, 2024, and 2023, general and administrative expenses were $1.4 million and $2.1 million, respectively. The decrease of approximately $0.7 million is primarily attributed to a $0.4 million decrease in personnel costs, $0.2 million decrease in legal and patent protection expenses, and $0.1 million decrease in consulting.

Other Income or Expense

For the three months ended September 30, 2024, and 2023, other income was $47,000 and $0.2 million, respectively. The decrease of approximately $0.2 million in income is primarily attributed to a $0.1 million decrease in interest income, and $0.1 million decrease in other income.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	For the nine months ended September 30,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$8,221	$34,363	$(26,142)	(76)%
Asset impairment	2,649	—	2,649	100%
Gain on the sale of property and equipment	—	(1,351)	1,351	100%
General and administrative	4,358	7,507	(3,149)	(42)%
Total operating expenses	15,228	40,519	(25,291)	(62)%
Loss from operations	(15,228)	(40,519)	25,291	(62)%

Other income (expense)
Other income	314	918	(604)	(66)%
Interest income	118	727	(609)	(84)%
Interest expense	(4)	(4,112)	4,108	(100)%
Total other income (expense)	428	(2,467)	2,895	(117)%
Net Loss	$(14,800)	$(42,986)	$28,186	(66)%

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

For the nine months ended September 30, 2024 and 2023, research and development expenses were $8.2 million and $34.4 million, respectively. The decrease of approximately $26.2 million is primarily attributed to decreased expenses of $12.5 million for personnel related costs, reflecting decreased headcount and includes the reversal of $1.3 million of 2023 accrued bonus that will not be paid due to the reduction in the workforce that occurred in April 2024, $7.4 million for lab supplies, $4.2 million for program related expenses, which includes approximately $0.6 million forgiveness of payables to St. Jude as a result of the mutual termination of the license agreement and $0.3 million forgiveness of payables to the Mayo Clinic as a result of the termination of the license agreement, $1.5 million for facility and deprecation expenses,  and $2.1 million for consulting expenses, offset by approximately $1.5 million increase in other expenses, primarily related to approximately $3.2 million of expenses incurred related to the June 2024 Repurchase of Assets from uBriGene.

The following table provides a breakout of the components of research and development expenses for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
($ in thousands)	2024	2023
R&D program related expenses (1)
MB-102	$(2)	$505
MB-106	1,099	3,026
MB-107/207 (2)	(562)	(862)
MB-109	476	945
MB-110	241	309
Mayo in situ CAR T	(294)	588
All others (3)	21	648
Total R&D development expense	979	5,159
R&D personnel related expenses (4)	(948)	11,541
R&D facility and depreciation expense	918	2,463
R&D consulting expenses	670	2,750
R&D lab supplies	175	7,573
R&D other expense (5)	6,427	4,877
Total research and development expense	$8,221	$34,363

(1) Includes sponsored research, license and clinical trial related costs.

(2) Credit for the nine months ended September 30, 2024, reflects the forgiveness of outstanding payables and accrued expenses due to the mutual termination of the license agreement and related data transfer agreement with St. Jude. Credit for the nine months ended September 30, 2023, reflects credit memos and reimbursements received from termination of services with vendors.

(3) Includes costs for long-term follow-up and programs that were terminated.

(4) Credit for the nine months ended September 30, 2024, primarily reflects the reversal of 2023 accrued bonus that will not be paid due to the reduction in the workforce in April 2024.

(5) Includes approximately $3.2 million of expenses incurred related to the June 2024 Repurchase of Assets from uBriGene.

Asset Impairment

For the nine months ended September 30, 2024, we incurred impairment charges of $2.6 million attributable to our assessment of the recoverability of the asset group consisting of leasehold improvements and associated right-of-use asset. No impairment was recorded in the nine months ended September 30, 2023.

Gain on the Sale of Property and Equipment

During the nine months ended September 30, 2023, we recorded a gain on the sale of equipment of approximately $1.4 million in connection with the sale of assets to uBriGene. No gain on the sale of property and equipment was recorded in the nine months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

For the nine months ended September 30, 2024, and 2023, general and administrative expenses were $4.4 million and $7.5 million, respectively. The decrease of approximately $3.1 million is primarily attributed to a $1.3 million decrease in personnel costs, $1.2 million decrease in legal and patent protection expenses, $0.3 million decrease in consulting expenses, $0.1 million decrease in professional services. and a $0.4 million decrease across various other general and administrative expenses, offset by $0.2 million increase in the equity fee to Fortress, in connection with the financings and ATM activity.

Other Income or Expense

For the nine months ended September 30, 2024, and 2023, other income (expense) was $0.4 million and $(2.5) million, respectively. The increase of approximately $2.9 million in income is primarily attributed to a $4.1 million decrease in interest expense, related to the repayment of the Term Loan, partially offset by a $0.6 million decrease in other income and a $0.6 million decrease in interest income.

Liquidity and Capital Resources

We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024, we had an accumulated deficit of $395.8 million.

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

As of September 30, 2024, the Company had cash and cash equivalents of $3.5 million. On April 10, 2024, our Board approved a reduction in our workforce of approximately 81%, in order to reduce costs and preserve capital due to the fundraising environment and continued uncertainty regarding the CFIUS review of the sale of the Facility and the Transaction with uBriGene. The reduction occurred primarily in April 2024 and was completed in the second quarter. Additionally in April 2024, we terminated our license agreements with St. Jude and Leiden University Medical Centre. The mutual termination of the St. Jude license and associated Data Transfer Agreement included the forgiveness of outstanding amounts owed by us. In June 2024, we terminated our license agreement with the Mayo Clinic, which included the forgiveness of the outstanding amounts owed by us of approximately $0.3 million. In June 2024, we also terminated the sublease of the Mercantile Center Facility. Based on our current operating plan, reflecting these changes described above, we currently expect that such cash and cash equivalents, together with the approximately $1.4 million net proceeds received from the ATM and $3.6 million net proceeds from the exercise of warrants in October, as described above, will be sufficient to fund our operations through the first half of 2025. We will continue to seek additional funding through corporate partnerships and capital markets fundraising. See “Risk Factors—Risks Related to Our Finances and Capital Requirements.”

The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2024, there is substantial doubt about our ability to continue as a going concern for the next 12 months from the date of issuance of these unaudited financial statements. The financial statements included in this Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

During the three and six months ended September 30, 2024, there were no material changes in our contractual obligations and commitments, as described in our 2023 Form 10-K. See above for recent terminations of our agreements with St. Jude and LUMC in April 2024 and the Mayo Clinic in June 2024.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

	For the nine months ended September 30,
($ in thousands)	2024	2023
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(9,413)	$(42,223)
Investing activities	—	5,916
Financing activities	6,329	(30,037)
Net change in cash, cash equivalents and restricted cash	$(3,084)	$(66,344)

Operating Activities

Net cash used in operating activities was $9.4 million for the nine months ended September 30, 2024, compared to $42.2 million for the nine months ended September 30, 2023.

Net cash used in operating activities for the nine months ended September 30, 2024, was primarily due to approximately $14.8 million in net loss, partially offset by $2.8 million of non-cash items, primarily related to the $2.6 million asset impairment charge, and a $2.6 million positive change in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2023, was primarily due to approximately $43.0 million in net loss and a $2.9 million negative change in operating assets and liabilities, offset in part by $3.6 million of non-cash items, which is primarily attributable to a $2.8 million loss on extinguishment of debt, $1.6 million of depreciation expense and $0.4 million of non-cash stock compensation expenses, offset in part by the $1.4 million gain on the sale of property and equipment to uBriGene.

Investing Activities

During the nine months ended September 30, 2024, no cash was used in or provided by investing activities. Net cash provided by investing activities was $5.9 million for the nine months ended September 30, 2023, primarily reflecting proceeds from the sale of property and equipment to uBriGene of $6.0 million.

Financing Activities

Net cash provided by financing activities was $6.3 million during the nine months ended September 30, 2024, primarily reflecting the proceeds from the May and June 2024 Offerings and the ATM.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

We have a limited operating history. We have focused primarily on organizing, acquiring and developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $14.8 million and $43.0 million for the nine months ended September 30, 2024 and 2023, respectively, and we had an accumulated deficit of $395.8 million as of September 30, 2024. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

As of September 30, 2024, our cash and cash equivalents were $3.5 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended September 30, 2024, are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require substantial additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of September 30, 2024, we had $3.9 million in cash and restricted cash and have not generated positive cash flows from operations. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our Securities.

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

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, and UAB, pursuant to a sponsored research agreement and/or clinical trial agreements with each of those parties. As a result, our future success is heavily dependent on the results of research and development efforts of these institutions and their personnel. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021, includes a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effect of the Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “MBIO.” The Nasdaq Capital Market requires that listed companies satisfy continued listing standards to maintain their listing. On March 13, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). The Equity Rule requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (or, in the alternative, a market value of listed securities of $35 million or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, reported stockholders’ equity of $123,000, and as of September 30, 2024, we reported a stockholders’ deficit of approximately $8.7 million.

The Letter had no immediate effect on our continued listing Nasdaq, subject to our compliance with the other continued listing requirements. In accordance with the Nasdaq Listing Rules, we were provided 45 calendar days, or until April 29, 2024, to submit a plan to regain compliance with the Equity Rule (the “Compliance Plan”). We submitted our Compliance Plan on April 29, 2024, and the Staff granted our request for an extension of 180 calendar days, through September 9, 2024, to regain compliance with the Equity Rule. We were unable to demonstrate compliance with the Equity Rule by September 9, 2024.

On September 10, 2024, the Staff formally notified us that it had determined to delist our securities from Nasdaq based upon our continued non-compliance with Equity Rule unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). On September 17, 2024, we requested a hearing before the Panel, which stayed any further action by Nasdaq at least pending completion of the hearing and the expiration of any extension that may be granted by the Panel to us following the hearing. The hearing took place on October 29, 2024, and we are currently awaiting the decision of the Panel.

On May 16, 2024, we received a notice (the “Second Letter”) from the Staff indicating that the bid price of our common stock had closed below $1.00 per share for 30 consecutive business days and, as a result, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded a 180-calendar day grace period, or until November 12, 2024, to regain compliance with the Bid Price Rule, which necessitates a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days by November 12, 2024. Accordingly, we do not expect to evidence compliance with the Bid Price Rule by November 12, 2024, and the bid price deficiency will thereafter serve as an additional basis for delisting from Nasdaq. We addressed our plan to regain compliance with the Bid Price Rule at our hearing before the Panel on October 29, 2024.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Asset Purchase Agreement, dated June 27, 2024, between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2024 (File No. 001-38191)).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 8, 2024	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Murphy
James Murphy
Interim Chief Financial Officer
(Principal Financial Officer)