Form 10-K
period 2024-12-31
MUSTANG BIO, INC.
filed 2025-03-28
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to                   .

Commission File No. 001-38191

MUSTANG BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3828760
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

95 Sawyer Road, Suite 110

Waltham, Massachusetts 02453

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $14.8 million.

Class of Common Stock	Outstanding Shares as of March 26, 2025
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	2,460,240

MUSTANG BIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the caption “Risk Factors,” set forth in Part I, Item 1A of this Form 10-K. Such forward-looking statements include, but are not limited to, statements about our:

●	expected losses;

●	expectations for increases or decreases in expenses;

●	the substantial doubt expressed about our ability to continue as a going concern;

●	expectations for future capital requirements;

●	expectations for generating revenue or becoming profitable on a sustained basis;

●	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

●	use of clinical research centers and other contractors;

●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

●	expectations or ability to enter into marketing and other partnership agreements;

●	expectations or ability to enter into product acquisition and in-licensing transactions;

●	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates, if approved;

●	expectations for the acceptance of our product candidates, if approved, by doctors, patients or payors;

●	ability to compete against other companies and research institutions;

●	ability to secure adequate protection for our intellectual property;

●	ability to attract and retain key personnel;

●	ability to obtain reimbursement for our products, if approved;

●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments; and

●	stock price and the volatility of the equity markets, including as a result of economic and geopolitical conditions.

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

SUMMARY OF RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Part I, Item 1A of this Form 10-K, and the other reports and documents that we have filed with the Securities and Exchange Commission (the “SEC”).

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms to us, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our potential product candidates.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent on raising additional capital, and our efforts to do so may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop, and, if approved, commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology and oncolytic virus product candidates.
●	Our strategic pivot and focus on our lead product candidates, MB-109 and MB-106, and our disposal of non-core assets, including our facility, may not result in the cost savings we anticipate and could result in total costs and expenses that are greater than expected.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our product candidates, if approved.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products’ liability claims related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of any such products.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could therefore be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property rights covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ intellectual property rights against third-party infringers.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

General Risks and Risks Associated with Ownership of Our Common Stock

●	We may become involved in securities class action litigation that could divert management’s attention and harm our business.
●	The market price for our common stock has been volatile and may continue to fluctuate or may decline significantly in the future.
●	The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits, or we could lose key data which could cause us to curtail or cease operations.
●	We rely on information technology, and any internet or internal computer system failures, inadequacies, interruptions or compromises of our systems or the security of confidential information could damage our reputation and harm our business.
●	Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including but not necessarily limited to noncompliance with regulatory standards and requirements or internal procedures, policies or agreements to which such employees, consultants and partners are subject, any of which could have a material adverse effect on our business.
●	We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
●	Our growth is subject to economic and geopolitical conditions.
●	Our business could be adversely affected by the effects of health pandemics or epidemics, which could cause significant disruptions in our operations.
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

PART I

Item 1.        Business

OVERVIEW

Mustang Bio, Inc. (“Mustang,” “we,” “us,” “our” or the “Company”) is a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs into potential cures for difficult-to-treat cancers and autoimmune diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Our pipeline is currently focused in two core areas: CAR T therapies for autoimmune diseases and hematologic malignancies and CAR T therapies for solid tumors. For these therapies we have partnered with world class research institutions, including the City of Hope National Medical Center (“COH” or “City of Hope”), Fred Hutchinson Cancer Center (“Fred Hutch”), and Nationwide Children’s Hospital (“Nationwide”).

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

We are developing CAR T therapy for solid tumors in partnership with COH targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide for a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. The Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) has also completed the treatment phase and patients continue to be assessed for long-term safety. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma. Pursuant to termination of the lease of our cell processing facility in Worcester, MA, we are exploring with COH and Nationwide the possibility of initiating this clinical trial as an investigator-sponsored single-institution study at COH in the fourth quarter of 2025.

We are also developing CAR T therapy for hematologic malignancies and autoimmune diseases in partnership with Fred Hutch targeting CD20 (MB-106). In May 2021, we announced that the U.S. Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) Application for MB-106. As of March 1, 2025, 53 patients have been treated in an ongoing Phase 1 clinical trial sponsored by Fred Hutch (ClinicalTrials.gov Identifier: NCT03277729) and 20 patients have been treated in the Phase 1 clinical trial sponsored by us (ClinicalTrials.gov Identifier: NCT05360238). In 2023, we received Safety Review Committee approval to continue dose escalation in all three active arms of the ongoing Mustang-sponsored Phase 1 trial. We presented the latest results, demonstrating a favorable safety profile, complete response rate, and durability, from the ongoing Mustang-sponsored Phase 1 trial at the 2023 American Society of Hematology (“ASH”) Annual Meeting. Pursuant to termination of the lease for our cell processing center in Worcester, MA, we are exploring with Fred Hutch the possibility of initiating a Phase 1 trial in autoimmune diseases as an investigator-sponsored single-institution study at Fred Hutch in the fourth quarter of 2025.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

In October 2023, we received a safe-to-proceed letter from the FDA for our MB-109 IND application allowing us to initiate a Phase 1, open-label, non-randomized, multicenter study of MB-109 in patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma. In this Phase 1 clinical study, we intend to evaluate the combination of CAR-T cells (MB-101) and the herpes simplex virus type 1 oncolytic virus (MB-108) in patients with IL13Rα2+ high-grade gliomas. The design of this study involves first a lead-in cohort, wherein patients are treated with MB-101 alone without prior MB-108 administration. After successful confirmation of the safety profile of MB-101 alone, the study will then investigate increasing doses of intratumorally administered MB-108 followed by dual intratumoral (ICT) and intraventricular (ICV) administration of MB-101.

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

We are currently exploring with COH and Nationwide the possibility of conducting an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the fourth quarter of 2025. Because cell processing for MB-101 will revert back to COH – where the product continues to be manufactured today for other investigator-sponsored clinical trials being conducted by COH in malignant brain tumors (NCT04003649, NCT04661384, NCT04510051), we believe that it is reasonable to assume that the FDA will not require the aforementioned lead-in cohort. Should this, indeed, be the case, the first patient enrolled will receive the combination of MB-101 and MB-108, which will represent a considerable savings of time and money – as well as afford the potential benefit of both therapies to every patient treated on study

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma, Chronic Lymphocytic Leukemia and Autoimmune Diseases)

In the first quarter of 2024, we completed a successful End-of-Phase 1 meeting with the FDA regarding a potential pivotal Phase 2 single-arm clinical trial for the treatment of WM. Per the discussions, the FDA agreed with the proposed overall design of the pivotal trial for Waldenstrom macroglobulinemia (“WM”) at the recommended dose of 1 x 107 CAR-T cells/kg and requested only minimal modifications to the study protocol. No additional nonclinical studies are expected prior to Phase 2 or a Biologics License Application (“BLA”) filing, although the need for additional nonclinical studies after completion of Phase 2 and prior to submission of a BLA is subject to discussions with FDA. Due to limited resources, and as a result of the reduction in work force described below, we do not expect to initiate our pivotal Phase 2 single-arm clinical trial of MB-106 for the treatment of WM trial in 2025. Subject to available funds, we intend to rely on third party service providers to conduct study and manufacturing services to advance our priority potential product candidates.

Also in the first quarter of 2024, we completed enrollment of the indolent lymphoma arm in our multicenter Phase 1 trial. The tenth and final patient enrolled on that arm was a patient with follicular lymphoma (FL) who achieved a complete response following treatment with 1 x 107 CAR-T cells/kg. As a result, the overall complete response rate for FL in the Phase 1 portion of this trial was sustained at 100% (N=6), with no occurrence of cytokine release syndrome (“CRS”) above grade 1 and no immune effector cell-associated neurotoxicity syndrome (“ICANS”) of any grade, despite not using prophylactic tocilizumab or dexamethasone.

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

In May 2024, we informed the clinical sites participating in the Mustang-sponsored Phase 1/2 study in non-Hodgkin lymphoma and chronic lymphocytic leukemia, MB106-CD20-001, that we had decided to close the trial. In June 2024, we similarly informed the clinical sites participating in the Mustang-sponsored Long-term Follow-up Study in Patients Previously Treated with Mustang Bio, Inc. CAR-T Cell Investigational Products, MB100-OBS-001, that we had decided to close that trial. As a result, further clinical development of MB-106 is currently focused solely on autoimmune diseases unless funding and resources become available to restart the program for hematologic malignancies. Planning for the aforementioned Phase 1 investigator-sponsored clinical trial in autoimmune diseases is in progress, with initiation of the trial planned for 2025.

To date, we have not received approval for the sale of any of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2024, we had an accumulated deficit of $396.7 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

CORPORATE INFORMATION

We were incorporated in Delaware on March 13, 2015. Our executive offices are located at 95 Sawyer Road, Suite 110, Waltham, Massachusetts 02453. Our telephone number is (781) 652-4500, and our email address is info@mustangbio.com.

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

In October 2023, we received a safe-to-proceed “approval” from the FDA for our MB-109 IND application allowing us to initiate a Phase 1, open-label, non-randomized, multicenter study of MB-109 in patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma. In this Phase 1 clinical study, we intend to evaluate the combination of CAR-T cells (MB-101) and the herpes simplex virus type 1 oncolytic virus (MB-108) in patients with IL13Rα2+ high-grade gliomas. The design of this study involves first a lead in cohort, wherein patients are treated with MB-101 alone without prior MB-108 administration. After successful evaluation of the safety profile of MB-101 alone, the study will then investigate increasing doses of intratumorally administered MB-108 followed by dual intratumoral (ICT) and intraventricular (ICV) administration of MB-101. We are currently exploring with COH and Nationwide the possibility of conducting an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Ra2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the fourth quarter of 2025.

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

MB-101 (IL13Rα2 CAR T Cell Program for Glioblastoma)

GBM is the most common brain and central nervous system (“CNS”) cancer, accounting for approximately 52% of malignant primary brain and CNS tumors and approximately 14% of all primary brain and CNS tumors. On average during the years 2017 through 2021, more than 13,000 new cases of GBM were diagnosed per year in the U.S. While GBM is a rare disease, with only 3.3 cases per 100,000 persons per year in the U.S., it is quite lethal, with a median survival of only 9 months. Standard of care therapy for patients less than 70 years of age consists of maximal surgical resection, radiation, chemotherapy with temozolomide, and alternating electric field therapy. This front-line regimen has remained relatively unchanged for the last 20 years due to the failure of novel therapies to improve survival, and there is no standard of care whatsoever for recurrent GBM.

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

Results from this COH study have laid the foundation for three MB-101 studies that are currently enrolling patients and one possible combination study in the future:

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

3.	MB-101 in treating children with recurrent or refractory IL13Rα2 positive brain tumors (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04510051) sponsored by COH;
4.

MB-101 in combination with the herpes simplex virus type 1 oncolytic virus (MB108) in treating patients with recurrent or refractory glioblastoma or high-grade astrocytoma, as described above. We refer to this combination therapy as MB-109, and we are currently exploring with COH and Nationwide the possibility of conducting a Phase 1 trial with this therapy to treat patients with these poor-prognosis malignant brain tumors. This trial would be an investigator-sponsored single-institution trial under the COH IND and could potentially be initiated in the fourth quarter of 2025

MB-108 (HSV-1 oncolytic virus C134)

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

The O’Neal Comprehensive Cancer Center at the UAB is the single clinical trial site for the first Phase 1 trial of MB-108. This site initiated in 2019 (ClinicalTrials.gov Identifier: NCT03657576) and, after enrolling 19 patients, has completed the treatment phase, and patients continue to be assessed for long-term safety. The primary objective of this study is to determine the safety and tolerability of a single dose of MB-108 administered via a stereotactic intracerebral injection and to determine the maximally tolerated dose (“MTD”) of the oncolytic virus. Secondary objectives are to obtain preliminary information about the potential benefit of MB-108 in the treatment of patients with recurrent malignant gliomas, including relevant data on markers of efficacy, including time to tumor progression and patient survival. Results from this trial were used to determine the dose of MB-108 approved by the FDA for combination with MB-101 in the treatment of patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma under the originally proposed Mustang IND multicenter trial. We believe that the same doses of both therapies will be appropriate for the Phase 1 investigator-sponsored single-institution combination trial currently under discussion with COH and Nationwide.

Also listed on ClinicalTrials.gov are two additional Phase 1 trials at UAB involving MB-108 administered as a single agent to patients with recurrent malignant glioma: (1) a trial designed to determine safety and tolerability of administering a second dose of MB-108 to patients who previously completed the aforementioned first-in-human 19-patient Phase 1 trial (ClinicalTrials.gov Identifier: NCT06193174; enrolling by invitation) and (2) a trial that contemplates two treatments of 1 x 105 plaque forming units (PFU) each, with the timing and qualification for the second treatment outlined in detail by the protocol (ClinicalTrials.gov Identifier: NCT06614855; not yet recruiting)..

MB-106 (CD20 CAR T for B cell non-Hodgkin lymphoma (NHL), chronic lymphocytic leukemia (CLL) and autoimmune diseases)

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

In June 2022, MB-106 received Orphan Drug Designation for the treatment of Waldenstrom macroglobulinemia (“WM”).

In December 2023, Mustang presented preliminary clinical data for the indolent lymphoma patients treated in the ongoing Phase 1/2 clinical study at the American Society of Hematology (ASH) annual meeting. All 9 patients responded clinically to treatment; the observed overall response rate was 100%.  All 5 follicular lymphoma patients achieved a complete response.  Among the WN patients 1 patient attained a very good partial response, and 2 patients attained a partial response. The single patient with a hairy cell leukemia variant experienced stable disease.  The safety profile demonstrated that MB-106 was well tolerated with no occurrences of CRS above grade 1, and no ICANS of any grade was reported. Cell expansion and persistence were also demonstrated.

In the first quarter of 2024, we completed a successful End-of-Phase 1 meeting with the FDA regarding a potential pivotal Phase 2 single-arm clinical trial for the treatment of WM. Per the discussions, the FDA agreed with the proposed overall design of the pivotal trial for WM at the recommended dose of 1 x 107 CAR-T cells/kg and requested only minimal modifications to the study protocol. No additional nonclinical studies are expected prior to Phase 2 or a Biologics License Application (“BLA”) filing, although the need for additional nonclinical studies after completion of Phase 2 and prior to submission of a BLA is subject to discussions with FDA. Due to limited resources, and as a result of the reduction in work force described below, we do not expect to initiate our pivotal Phase 2 single-arm clinical trial of MB-106 for the treatment of WM trial in 2025. Subject to available funds, we intend to rely on third party service providers to conduct study and manufacturing services to advance our priority potential product candidates.

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

In May 2024, we informed the clinical sites participating in the Mustang-sponsored Phase 1/2 study in non-Hodgkin lymphoma and chronic lymphocytic leukemia, MB106-CD20-001, that we had decided to close the trial. In June 2024, we similarly informed the clinical sites participating in the Mustang-sponsored Long-term Follow-up Study in Patients Previously Treated with Mustang Bio, Inc. CAR-T Cell Investigational Products, MB100-OBS-001, that we had decided to close that trial. As a result, further clinical development of MB-106 is currently focused solely on autoimmune diseases unless funding and resources become available to restart the program for hematologic malignancies. Planning for the aforementioned Phase 1 investigator-sponsored clinical trial in autoimmune diseases is in progress, with initiation anticipated in the fourth quarter of 2025.

Terminated Product Candidates (CAR-T Therapies, Gene Therapies and in vivo CAR-T)

We previously developed four additional CAR-T product candidates licensed from City of Hope, which included MB-102 (CD123), MB-103 (HER2), MB-104 (CS1) and MB-105 (PSCA) programs. In May 2023, we announced a series of changes resulting from a review of our portfolio of product candidates to determine the future strategy of our programs and the proper allocation of our resources. Following this review, we determined to discontinue development of these four programs and terminated the associated license agreements.

In addition, we previously developed several gene therapy product candidates, which included MB-117 and MB-217 (based on technologies licensed from St. Jude Children’s Research Hospital (“St. Jude”)) and MB-110 (based on technologies licensed from Leiden University Medical Centre (“LUMC”)). In April 2024, we entered into a termination and release agreement with St. Jude, pursuant to which we agreed to terminate the license agreement underpinning the MB-117 and MB-217 product candidates in exchange for a mutual release of liability and forgiveness by St. Jude of all amounts previously owing to them. Also in April 2024, we delivered a termination notice to LUMC pursuant to which we terminated the license agreement underpinning the MB-110 product candidate; we are currently in discussions with LUMC regarding the terms that will govern such termination.

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

LICENSE, CLINICAL TRIAL AND SPONSORED RESEARCH AGREEMENTS

City of Hope National Medical Center

In February 2017, we and COH amended and restated our license agreement, dated March 17, 2015 (the “Original COH Agreement”), by entering into three separate amended and restated exclusive license agreements, one relating to the CD123-directed CAR T program, one relating to the IL13Rα2-directed CAR T program, and one relating to the Spacer technology (described below). As of March 2025, COH owns 845,385 shares of our Class A common stock, which are convertible into 1,127 shares of Common Stock, and has the right to appoint a member to our Board of Directors (the “Board”) until the tenth anniversary, March 15, 2025.

In addition, we entered into a sponsored research agreement with COH under which we have funded continued research in the amount of $2.0 million per year, payable in four equal installments, which ended in the first quarter of 2020. The research covered under this arrangement was for the IL13Rα2-directed CAR T program, the CD123-directed CAR T program, and the Spacer technology.

In May 2023, we announced a series of changes resulting from a review of our portfolio of product candidates to determine the future strategy of our programs and the proper allocation of our resources. Following this review, we determined to discontinue development of the four CAR-T Therapies licensed from City of Hope listed above under “Terminated Product Candidates.”

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

The field of CAR T therapy is extremely active. Companies and partnerships currently engaged in clinical trials with CAR T modalities include Bristol Myers Squibb, Novartis, AstraZeneca, Janssen Pharmaceutical Company, Legend Biotech, Gilead Sciences, Arcellx, Galapagos NV, Autolus Therapeutics, 2seventy bio, Kyverna Therapeutics, ImmPACT Bio, TG Therapeutics, and Cabaletta Bio.

EMPLOYEES

As of December 31, 2024, we had 6 full-time employees. None of our employees is represented by a labor union or covered under a collective bargaining agreement, and we consider our employee relations to be good. Employees of Fortress also make valuable financial, legal, business development, scientific and other strategic contributions to our Company on a regular basis.

SUPPLY AND MANUFACTURING

As an early-stage development company, we rely on our research partners to manufacture or have manufactured all LV vectors used in the clinical development programs currently in progress at COH and Fred Hutch under the IND applications filed by these institutions. In addition, we rely on the NIH to produce oncolytic virus for the aforementioned UAB Phase 1 trials of Nationwide’s herpes simplex virus type 1 oncolytic virus (MB-108), and potentially as well for the Phase 1 investigator-sponsored single-institution MB-109 combination trial currently under discussion with COH and Nationwide.

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

We have limited experience in processing cells for clinical or commercial purposes. In 2018, we opened our own cell processing facility in Worcester, Massachusetts, in order to manufacture and supply cellular product candidates for all clinical trials that would be conducted under IND applications to be filed by us. In May 2023, we entered into an Asset Purchase Agreement (the “Prior Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc. (“uBriGene”), pursuant to which we agreed to sell our leasehold interests in our cell processing facility and associated assets relating to the manufacturing and production of cell and gene therapies. On July 28, 2023, we completed the sale of all of our assets relating to our operations primarily relating to the manufacturing and production of cell and gene therapies. In June 2024, we entered into an Asset Purchase Agreement with uBriGene to repurchase the assets, properties and rights previously transferred by the Company to uBriGene under the Prior Asset Purchase Agreement, excluding any inventory transferred under the Prior Asset Purchase Agreement that has been consumed or transferred to a third party by uBriGene since the closing of the Prior Asset Purchase Agreement.

Finally, on February 7, 2025, we entered into the First Amendment to the lease agreement with WCS - 377 Plantation Street, Inc., pursuant to which the lease was terminated, which became effective on February 21, 2025. On February 27, 2025, we announced the relocation of our corporate headquarters to 95 Sawyer Road, Waltham, Massachusetts. Going forward, we expect to continue to rely on our academic partners and future contract manufacturing relationships to support cell processing for clinical trials of our CAR T products.

Furthermore, we expect to rely on contract manufacturing relationships for LV vectors and for the MB-108 oncolytic virus, as well as for any non-CAR T products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

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

A drug is eligible for RMAT designation if it is a regenerative medicine therapy which is defined as either a cell therapy, therapeutic tissue engineered product, human cell and tissue product, or a combination therapy using any such therapies or products, it is intended to treat, modify, reverse, or cure a serious condition; and preliminary clinical evidence indicates that the regenerative medicine therapy has the potential to address the unmet medical needs for such conditions. Advantages of RMAT designation include all the benefits of the fast track designation, including early interactions with FDA.  The FDA must respond to a request for RMAT designation within 60 calendar days of receipt of the request. As with other expedited development programs, if RMAT designation has been granted but, later in development, the product no longer meets the qualifying criteria, then CBER may rescind the RMAT designation.

Moreover, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Approval is determined on the basis of adequate and well-controlled clinical trials that establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint and under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The FDA has established the Office of Tissues and Advanced Therapies, formerly called the Office of Therapeutic Proteins, which is a super office within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell and gene therapies and related products. and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review, if requested by FDA. The FDA is not bound by the recommendations of an Advisory Committee, but it considers them carefully when making decisions. There are a number of additional requirements that apply exclusively to clinical trials involving this class of products. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development. These guidelines relate to, among other things: preclinical evaluation of gene therapies, design of clinical studies, and the chemistry, manufacturing and control information that should be included in an initial IND application and throughout clinical development to support an NDA or BLA application. Measures to observe for delayed adverse effects in subjects who have been exposed to investigational gene therapies are required. Per the guidelines, FDA requires that sponsors observe subjects for potential gene therapy-related delayed adverse events which can be, dependent upon various factors, up to a period of 15 years post treatment.

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

The Food and Drug Administration Safety and Innovation Act (“FDASIA”), requires that a sponsor who is planning to submit an NDA or BLA, or a supplement to an approved NDA or BLA, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“iPSP”), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. In the event a Phase 3 study is not planned the iPSP must be submitted no later than 210 calendar days before the planed NDA of BLA submission, Oncology products intended to treat adult cancers is also required to submit an iPSP including those products which were granted an orphan drug designation. The initial PSP must include an outline of the pediatric trial(s) that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials. The FDA and the sponsor must reach an agreement on the PSP, but the sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and other clinical development programs. A sponsor should not submit an NDA or BLA until the FDA confirms agreement on the iPSP.

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

We will also be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal health care program;
●	The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;
●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program, obtaining money or property of the health care benefit program through false representations or knowingly and willingly falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	The provision under the Affordable Care Act (“ACA”) commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers and group purchasing organizations; applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;
●	The Foreign Corrupt Practices Act (“FCPA”) generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA; and
●	State law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state-to-state thereby complicating compliance efforts.

Pharmaceutical Coverage, Pricing and Reimbursement

The ability to successfully commercialize any product candidate which receives marketing authorization depends in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, the Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.  There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act.

Changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that can be charged for drug products. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

The Inflation Reduction Act of 2022 (the “IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Orphan drugs that treat only one rare disease are exempt from the IRA’s drug negotiation program. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand or additional pricing pressures.

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current product or future product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. It is uncertain whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject the industry to more stringent product labeling and post-marketing testing and other requirements. It is also unclear what impact any changes made by the new presidential administration will have on the industry. Such actions may impact the development and commercialization of drug products.

International Regulation

In addition to regulations in the U.S., there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Item 1A.Risk Factors

Investing in our common stock or any other type of equity or debt securities we may offer (together, our “Securities”) involves a high degree of risk. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us, or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. Some of the statements in the following risk factors constitute forward-looking statements. Please see the section titled “Special Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have a limited operating history. We have focused primarily on organizing, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data or clinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $15.8 million and $51.6 million for the years ended December 31, 2024 and 2023, respectively, and we had an accumulated deficit of $396.7 million as of December 31, 2024. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

We are currently advancing our programs in hematologic cancers, autoimmune diseases and solid tumors through clinical development. Developing and commercializing CAR T products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States and following any potential commercial launch.

As of December 31, 2024, our cash and cash equivalents were $6.8 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2024, are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require substantial additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of December 31, 2024, we had $6.8 million in cash and restricted cash and have not generated positive cash flows from operations. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our Securities.

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

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the registration statement to calculate our public float.

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

Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, and the rules of The Nasdaq Stock Market LLC (“Nasdaq”). These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

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

CAR T is a relatively new approach to cancer treatment that presents significant challenges.

We have concentrated much of our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidates in particular. Because CAR T is a relatively new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including, but not necessarily limited to:

●	obtaining regulatory approval from the FDA and other regulatory authorities that may have very limited experience with the commercial development of genetically modified T cell therapies for cancer;
●	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
●	conditioning patients with chemotherapy in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our product candidates;
●	educating medical personnel regarding the potential side effect profile of each of our product candidates;
●	developing processes for the safe administration of these product candidates, including long-term follow-up for all patients who receive our product candidates;
●	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;
●	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;
●	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and
●	developing therapies for indications beyond those addressed by our current product candidates.

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, rapid drug and biological development during the COVID-19 pandemic has raised questions about the safety and efficacy of certain marketed pharmaceuticals and may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates. It is also unclear what actions will be taken by the current presidential administration or through legislative action that could impact the FDA and our ability to obtain regulatory approvals.

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

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market any approved product in a way which is not consistent with the approved labeling, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetics Act (“FDCA”) relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, or negatively affect those products for which we may have already received regulatory approval, if any. There is added uncertainty in light of actions that may be taken by the current presidential administration or Congress with respect to the FDA. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to the various actions listed above, including losing any marketing approval that we may have obtained.

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

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of the U.S. Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007, (“FDAAA”), grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expanded the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any of our product candidates, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any of our product candidates, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize our product candidates may be otherwise adversely impacted.

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

We are currently reliant on COH, Fred Hutch, Nationwide and UAB for all of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, Nationwide, and UAB pursuant to a sponsored research agreement and/or clinical trial agreements between Mustang Bio and each of COH and Fred Hutch, as well as a Memorandum of Understanding between Nationwide and UAB under which UAB is conducting its MB-108 Phase 1 clinical trials. As a result, our future success is heavily dependent on the results of research and development efforts of these institutions and their personnel. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials. Forces beyond our control could disrupt the global supply chain, including imposition of tariffs, and impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture our product candidates. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our product candidates, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

The facilities used by contract manufacturers to potentially manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a New Drug Application (“NDA”) or BLA to the FDA. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our contract manufacturers, but we do not control the day-to-day manufacturing operations of, and are dependent on, the contract manufacturers for compliance with current Good Manufacturing Practices (“cGMP”) regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, restrictions on imports and exports, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021 includes a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 (“IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. Although the IRA exempts orphan drugs that treat only one rare disease from the drug pricing negotiation provisions, we do not know if additional drug pricing reforms could eliminate this exemption. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effect of the IRA on our business and the pharmaceutical industry in general is not yet known.

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

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current or future product candidates. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of any current or future product candidates, if any, may be. In addition, increased Congressional scrutiny and scrutiny by the current presidential administration of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business or the business of our partners.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, ability to accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. There is added uncertainty in light of actions that may be taken by the current presidential administration or Congress with respect to the FDA.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, in addition to being costly and time consuming to undertake. For example:

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

We are currently a party to license agreements with COH, Fred Hutch, Nationwide and other institutions. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. Tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches by the U.S. or Chinese governments on certain products, industries or companies could significantly impact our development and commercialization efforts. The Trump administration may impose additional and higher tariffs and sanctions on goods imported from China and other countries which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

•	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	manufacturing, supply or distribution delays or shortages;

•	our ability to identify and successfully acquire or in-license new product candidates on acceptable terms;

•	FDA, state or international regulatory actions, including actions on regulatory applications any of our product candidates;

•	legislative or regulatory changes;

•	judicial pronouncements interpreting laws and regulations;

•	changes in government programs;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	changes in accounting principles;

•	litigation or public concern about the safety of our product candidates or similar product candidates;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant shareholders; and

•	our ability to obtain additional financing to advance our development operations.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “MBIO.” The Nasdaq Capital Market requires that listed companies satisfy continued listing standards to maintain their listing. On March 13, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). The Equity Rule requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (or, in the alternative, a market value of listed securities of $35 million or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, reported a stockholders’ deficit of $3.7 million.

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

The hearing before the Panel occurred on October 29, 2024. By decision dated November 8, 2024, the Panel granted our request for an extension to evidence compliance with all applicable criteria for continued listing on the Nasdaq Capital Market, including the Bid Price Rule, through January 31, 2025, and the Equity Rule through February 18, 2025.

On February 10, 2025, the Company completed a best-efforts public offering for net proceeds of approximately $6.9 million. Following the closing, the Company provided an updated forecast to the Panel evidencing compliance with the Equity Rule. On February 26, 2025, the Company was notified by the Staff that it had regained compliance with the Equity Rule and is subject to mandatory monitoring by the Panel for one year.

There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing rules in the future. If we are not able to maintain compliance, we may be delisted from Nasdaq. In the event we are delisted from Nasdaq, there can be no assurance that our common stock will be eligible for trading on another stock exchange or quotation on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. Additionally, if we are delisted from Nasdaq, but obtain a substitute listing or quotation service for our common stock, it will likely be on a market with less liquidity and our common stock may therefore experience potentially more price volatility than it has historically experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners

Item 1B.       Unresolved Staff Comments

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

Item 2.        Properties

Our corporate and executive office is located at 95 Sawyer Road, Waltham, MA 02453.

On October 27, 2017, we entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation (“Landlord”). Pursuant to the terms of the lease agreement, we agreed to lease 27,043 sf from the Landlord, located at 377 Plantation Street in Worcester, MA (the “Plantation Street Facility”), through November 2026, subject to additional extensions at our option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis. On February 7, 2025, we entered into the First Amendment to the lease agreement, pursuant to which the lease was terminated, which became effective on February 21, 2025.

On June 14, 2022, we entered into a sublease agreement with The Paul Revere Life Insurance Company. Pursuant to the terms of the sublease agreement, we agreed to sublease 26,503 square feet, located at 1 Mercantile Street, Worcester, MA (the “Mercantile Street Facility”),

through January 2030. Base rent, net of abatements of $1.2 million, totals approximately $3.4 million. On July 18, 2023, we executed, with a retroactive effective date of June 15, 2023, a Third Amendment to the Sublease, with the Paul Revere Life Insurance Company, pursuant to which we relocated from the 26,503 square feet of rentable space on the fourth floor of the Mercantile Street Facility to 11,916 square feet of rentable space on the second floor. There were no modifications to the lease term. The reduction of the rentable space resulted in a decrease in the base rent and abatements. Base rent, net of abatements of $0.2 million, totals approximately $1.6 million, for the reduced space. In June 2024, we terminated the sublease and paid an early termination fee of $40,000.

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

Holders of Record

As of March 26, 2025, there were approximately fifty-seven holders of record of our common stock and one holder of record for our Class A common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

The following list sets forth information as to all unregistered securities we have sold since January 1, 2024, through the date of this Form 10-K:

June 2024 Private Placement

On June 19, 2024, we entered into a purchase agreement (the “June 2024 Purchase Agreement”) with an institutional accredited investor, for the issuance and sale of warrants (the “June 2024 Warrants”) to purchase up to 122,600 shares of our common stock. Pursuant to the June 2024 Purchase Agreement, we agreed to issue and sell the June 2024 Warrants at an offering price of $20.50 per warrant to purchase one share of common stock. The June 2024 Warrants have an exercise price of $20.50 per share (subject to adjustment as set forth in the

June 2024 Warrants), were exercisable immediately upon issuance and will expire five and one-half (5.5) years from the date on which the June 2024 Warrants become exercisable. The June 2024 Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividend, rights offerings and pro rata distributions. This offering closed on June 21, 2024, concurrently with a registered direct offering with the same institutional accredited investor that was registered under the Securities Act. The gross proceeds to us from the private placement, before deducting placement agent fees and other estimated offering expenses payable by us, were approximately $2.5 million. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the placement agent in connection with the private placement pursuant to an engagement agreement, between us and Wainwright. Wainwright was paid a cash fee equal to 7.0% of the gross proceeds received us in the offerings, a management fee equal to 1.0% of the gross proceeds of the offerings, $75,000 for non-accountable expenses and a clearing fee of $15,950. In addition, under the terms of the engagement letter with Wainwright, we issued to Wainwright (or its designees) warrants to purchase up to 7,355 shares of our common stock The warrants issued to Wainwright have substantially the same terms as the June 2024 Warrants, except that the Wainwright warrants will expire five (5) years from the commencement of the sales of the offerings and have an exercise price of $25.625 per share (subject to customary adjustment as set forth in the Wainwright warrants). The June 2024 Warrants were offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The investor also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

October 2024 Induced Warrant Exercise

On October 24, 2024, we entered into an inducement offer letter agreement (the “Inducement Letter”) with an institutional accredited investor which held certain outstanding (i) Series A-1 Warrants to purchase up to an aggregate of 337,552 shares of common stock, (ii) Series A-2 Warrants to purchase up to an aggregate of 337,552 shares of common stock, and (iii) Series A-3 Warrants to purchase up to an aggregate of 337,552 shares of common stock, originally issued to the Investor on May 2, 2024 (collectively, the “May 2024 Warrants”). The May 2024 Warrants had an exercise price of $11.85 per share. Pursuant to the Inducement Letter, the Investor agreed to exercise in full, for cash, the Series A-3 Warrants (the “Existing Warrants”) at the exercise price of $11.85 per share in consideration for our agreement to issue in a private placement (x) new Series B-1 Warrants to purchase 337,552 shares of common stock and (y) new Series B-2 Warrants to purchase 337,552 shares of common stock (collectively, the “New Warrants”). In addition, we issued to Wainwright or its designees placement agent warrants to purchase 20,251 shares of common stock. The placement agent warrants have the same terms as the Series B-1 Warrants, except that the placement agent warrants have an exercise price equal to $14.815 per share. The transactions contemplated by the Inducement Letter closed on October 25, 2024. We received aggregate gross proceeds of approximately $4.0 million from the exercise of the Existing Warrants by the investor, before deducting placement agent fees and other expenses payable by us. The New Warrants were offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The investor also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

Issuer Purchases of Equity Securities

None.

Item 6.       Reserved

Item 7.       Management’s Discussion and Analysis of the Results of Operations

Statements in the following discussion and throughout this Form 10-K that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs into potential cures for difficult-to-treat cancers and autoimmune diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Our pipeline is currently focused in two core areas: CAR T therapies for hematologic malignancies and autoimmune diseases and CAR T therapies for solid tumors. For these therapies we have partnered with world class research institutions, including the City of Hope National Medical Center (“COH” or “City of Hope”), Fred Hutchinson Cancer Center (“Fred Hutch”), and Nationwide Children’s Hospital (“Nationwide”).

We expect to incur substantial expenses for the foreseeable future relating to research, development and commercialization of our potential products. However, there can be no assurance that we will be successful in securing additional resources when needed, on terms acceptable to us, if at all. Therefore, there exists substantial doubt about our ability to continue as a going concern. The financial statements included in this prospectus do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

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

We are developing CAR T therapy for solid tumors in partnership with COH targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide for a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. The Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) has also completed the treatment phase and patients continue to be assessed for long-term safety. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma. Pursuant to termination of the lease for our cell processing center in Worcester, MA, we are exploring with COH and Nationwide the possibility of initiating this clinical trial as an investigator-sponsored single-institution study at COH in the fourth quarter of 2025.

We are also developing CAR T therapy for hematologic malignancies and autoimmune diseases in partnership with Fred Hutch targeting CD20 (MB-106). In May 2021, we announced that the U.S. Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) Application for MB-106. As of March 1, 2025, 53 patients have been treated in an ongoing Phase 1 clinical trial sponsored by Fred Hutch (ClinicalTrials.gov Identifier: NCT03277729) and 20 patients have been treated in the Phase 1 clinical trial sponsored by us (ClinicalTrials.gov Identifier: NCT05360238). In 2023, we received Safety Review Committee approval to continue dose escalation in all three active arms of the ongoing Mustang-sponsored Phase 1 trial. We presented the latest results, demonstrating a favorable safety profile, complete response rate, and durability, from the ongoing Mustang-sponsored Phase 1 trial at the 2023 American Society of Hematology (“ASH”) Annual Meeting. Pursuant to termination of the lease for our cell processing center in Worcester, MA, we are exploring with Fred Hutch the possibility of initiating a Phase 1 trial in autoimmune diseases as an investigator-sponsored single-institution study at Fred Hutch in the fourth quarter of 2025.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

In October 2023, we received a safe-to-proceed “approval” from the FDA for our MB-109 IND application allowing us to initiate a Phase 1, open-label, non-randomized, multicenter study of MB-109 in patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma. This Phase 1 clinical study was designed to evaluate the combination of CAR-T cells (MB-101) and the herpes simplex virus type 1 oncolytic virus (MB-108) in patients with IL13Rα2+ high-grade gliomas. As originally written and approved by the FDA, the study involved first a lead-in cohort, wherein patients would have been treated with MB-101 alone without prior MB-108 administration. This lead-in cohort was required by the FDA due to the change in cell processing site from COH to Mustang Bio, which would have involved methodological changes as well as the obvious change in equipment and personnel. After successful confirmation of the safety profile of MB-101 alone, the study would have then investigated increasing doses of intratumorally administered MB-108 followed by dual intratumoral (ICT) and intraventricular (ICV) administration of MB-101.

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

We are currently exploring with COH and Nationwide the possibility of conducting an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the fourth quarter of 2025. Because cell processing for MB-101 will revert back to COH – where the product continues to be manufactured today for other investigator-sponsored clinical trials being conducted by COH in malignant brain tumors (NCT04003649, NCT04661384, NCT04510051), we believe that it is reasonable to assume that the FDA will not require the aforementioned lead-in cohort. Should this, indeed, be the case, the first patient enrolled will receive the combination of MB-101 and MB-108, which will represent a considerable savings of time and money – as well as afford the potential benefit of both therapies to every patient treated on study.

MB-106 (CD20-targeted CAR T cell therapy for Non-Hodgkin Lymphoma, Chronic Lymphocytic Leukemia and Autoimmune Diseases)

In the first quarter of 2024, we completed a successful End-of-Phase 1 meeting with the FDA regarding a potential pivotal Phase 2 single-arm clinical trial for the treatment of WM. Per the discussions, the FDA agreed with the proposed overall design of the pivotal trial for Waldenstrom macroglobulinemia (“WM”) at the recommended dose of 1 x 107 CAR-T cells/kg and requested only minimal modifications to the study protocol. No additional nonclinical studies are expected prior to Phase 2 or a Biologics License Application (“BLA”) filing. Due to limited resources, and as a result of the reduction in work force described below, we do not expect to initiate our pivotal Phase 2 single-arm clinical trial of MB-106 for the treatment of WM trial in 2025. Subject to available funds, we intend to rely on third party service providers to conduct study and manufacturing services to advance our priority potential product candidates.

Also in the first quarter of 2024, we completed enrollment of the indolent lymphoma arm in our multicenter Phase 1 trial. The tenth and final patient enrolled on that arm was a patient with follicular lymphoma (FL) who achieved a complete response following treatment with 1 x 107 CAR-T cells/kg. As a result, the overall complete response rate for FL in the Phase 1 portion of this trial was sustained at 100% (N=6), with no occurrence of cytokine release syndrome (“CRS”) above grade 1 and no immune effector cell-associated neurotoxicity syndrome (“ICANS”) of any grade, despite not using prophylactic tocilizumab or dexamethasone.

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

In May 2024, we informed the clinical sites participating in the Mustang-sponsored Phase 1/2 study in non-Hodgkin lymphoma and chronic lymphocytic leukemia, MB106-CD20-001, that we had decided to close the trial. In June 2024, we similarly informed the clinical sites participating in the Mustang-sponsored Long-term Follow-up Study in Patients Previously Treated with Mustang Bio, Inc. CAR-T Cell Investigational Products, MB100-OBS-001, that we had decided to close that trial. As a result, further clinical development of MB-106 is currently focused solely on autoimmune diseases unless funding and resources become available to restart the program for hematologic malignancies. Planning for the aforementioned Phase 1 investigator-sponsored clinical trial in autoimmune diseases is in progress, with initiation of the trial planned for the fourth quarter of 2025.

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

To date, we have not received approval for the sale of any of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable.

Recent Events

Reverse Stock Split

On January 15, 2025, we filed a certificate of amendment (the “Amendment”) to our amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 1-for-50 reverse stock split of our issued and outstanding common stock, without any change to par value. The Amendment became effective upon such filing. No fractional shares were issued in connection with the reverse stock split as all fractional shares were rounded down to the next whole share. The reverse stock split was intended to bring the Company into compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”).

All share and per share amounts of our common stock listed in this Form 10-K have been adjusted to give effect to the reverse stock split.

April 2024 Reduction in Work Force

On April 10, 2024, our board of directors approved a reduction of our workforce by approximately 81% of our employee base in order to reduce costs and preserve capital due to the fundraising environment and uncertainty regarding the Committee on Foreign Investment in the United States (“CFIUS”) review of the sale of the Facility and the Transaction with uBriGene (Boston) Biosciences, Inc., a Delaware corporation (“uBriGene”). The workforce reduction took place primarily in April 2024 and was completed in the second quarter of 2024. As a result of these actions, we incurred personnel-related restructuring charges of approximately $0.2 million in connection with one-time employee termination cash expenditures, which were incurred in the second quarter of 2024.

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

Nasdaq Continued Listing Requirements

On March 13, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). The Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (or, in the alternative, a market value of listed securities of $35 million or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). As of December 31, 2024, we reported a stockholders’ deficit of $3.7 million.

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

On May 16, 2024, we received a notice (the “Second Letter”) from the Staff of Nasdaq indicating that the bid price of our common stock had closed below $1.00 per share for 31 consecutive business days and, as a result, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Bid Price Rule”). The Second Letter from Nasdaq had no immediate effect on the listing of our common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded a 180-calendar day grace period, or until November 12, 2024, to regain compliance with the Bid Price Rule. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) during the 180-calendar day grace period.

The hearing before the Panel occurred on October 29, 2024. By decision dated November 8, 2024, the Panel granted our request for an extension to evidence compliance with all applicable criteria for continued listing on the Nasdaq Capital Market, including the Bid Price Rule, through January 31, 2025, and the Equity Rule through February 18, 2025.

On January 15, 2025, the Company effected a 1-for-50 reverse stock split, which was intended to bring the Company into compliance with Nasdaq’s Bid Price Rule. On February 10, 2025, the Company was notified by the Staff that it had regained compliance with the Bid Price Rule.

On February 10, 2025, the Company completed a best-efforts public offering for net proceeds of approximately $6.9 million. Following the closing, the Company provided an updated forecast to the Panel evidencing compliance with the Equity Rule. On February 26, 2025, the Company was notified by the Staff that it had regained compliance with the Equity Rule and is subject to mandatory monitoring by the Panel for one year.

Termination of lease and sale of equipment

On February 10, 2025, we entered into a Bill of Sale and Surrender Agreement (the “Sale/Surrender Agreement”), effective as of January 31, 2025 (the “Effective Date”), with AbbVie Bioresearch Center Inc., a Delaware corporation (“AbbVie”). We were the tenant in the leased premises located at 377 Plantation Street, Worcester, Massachusetts (the “Premises”) under a Lease Agreement, dated as of October 27, 2017 (the “Lease”) with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation (the “Landlord”). In connection with the entrance into the Sale/Surrender Agreement, we also entered into an Escrow Agreement, dated February 10, 2025 (the “Escrow Agreement”), with Bowditch & Dewey, LLP, as escrow agent (the “Escrow Agent”), pursuant to which the Escrow Agent would disburse the Purchase Price (defined herein) pursuant to the terms of the Escrow Agreement.

Pursuant to the terms of the Sale/Surrender Agreement, AbbVie agreed to purchase from us, and we agreed to sell and convey to AbbVie, certain furniture, fixtures and equipment (“FF&E”), which we classified as held for sale as of December 31, 2024, located in the Premises and other items as set forth in the Sale/Surrender Agreement for a purchase price of $1.0 million (the “Purchase Price”). AbbVie also agreed to lease the Premises from the Landlord following the termination of the Lease pursuant to a First Amendment to Lease Agreement (the “Amendment”), dated as of February 7, 2025.

The closing of the transactions described above occurred on February 21, 2025 (the “Closing”), with AbbVie’s issuance of an Acceptance Notice (as defined in the Sale/Surrender Agreement) to us stating that a Sufficient Percentage (as defined in the Sale/Surrender Agreement) of the FF&E items listed in the Sale/Surrender Agreement are present in the Premises and functional for their intended purpose without the need for repair or replacement. On February 25, 2025, as a result of the issuance of the Acceptance Notice, pursuant to the terms of the Escrow Agreement, the Escrow Agent released the Purchase Price to us. On February 27, 2025, we announced the relocation of our corporate headquarters to 95 Sawyer Road, Waltham, Massachusetts.

Financing Activities

May 2024 Equity Offering (the “May 2024 Offering”)

On April 29, 2024, we commenced a best efforts equity offering with an institutional investor (the “Investor”) of an aggregate of (i) 23,200 shares of common stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 314,352 shares of common stock (the “May 2024 Pre-Funded Warrant Shares”), (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 337,552 shares of common stock (the “Series A-1 Warrant Shares”), (iv) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 337,552 shares of common stock (the “Series A-2 Warrant Shares”), and (v) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 337,552 shares of common stock (the “Series A-3 Warrant Shares”). Each share of common stock or May 2024 Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. The equity offering price for each share of common stock and accompanying Warrants was $11.85, and the equity offering price for each May 2024 Pre-Funded Warrant and accompanying Warrants was $11.845.

The May 2024 Pre-Funded Warrants have an exercise price of $0.005 per share, were exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $11.85 per share, will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”), which was obtained on June 27, 2024. The Series A-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series A-2 Warrant will expire on the twenty-four-month anniversary of the Warrant Stockholder Approval. The Series A-3 Warrant will expire on the nine-month anniversary of the Warrant Stockholder Approval.

The net proceeds of the May 2024 Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by us, but excluding the net proceeds, if any, from the exercise of the Warrants, were approximately $3.2 million. The May 2024 Offering closed on May 2, 2024.

In connection with the May 2024 Offering, we also entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the Investor. Under the Warrant Amendment Agreement, we agreed to amend certain existing warrants to purchase up to 51,764 shares of common stock that were previously issued in October 2023 to the Investor, with an exercise price of $79.00 per share (the “Existing Warrants”), in consideration for their purchase of the securities in the May 2024 Offering, as follows: (i) lower the exercise price of the Existing Warrants to $11.85 per share, (ii) provide that the Existing Warrants, as amended, will not be exercisable until the receipt of Warrant Stockholder Approval for the exercisability of the Warrants in the May 2024 Offering, and (iii) extend the original expiration date of the Existing Warrants by five years following the receipt of such Warrant Stockholder Approval. The Warrant Amendment Agreement became effective on May 2, 2024.

June 2024 Registered Direct Offering and Concurrent Private Placement of Warrants (the “June 2024 Offering”)

On June 19, 2024, we entered into a Securities Purchase Agreement (the “June 2024 SPA”) with an institutional accredited investor, pursuant to which we agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of Nasdaq (the “Registered Direct Offering”), (i) 60,500 shares of common stock, at a price per Share of $20.50 and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 62,100 shares of our common stock, at a price per Pre-Funded Warrant equal to $20.495, the price per share of common stock, less $0.005.

The Pre-Funded Warrants were sold, in lieu of shares of common stock, to the investor, whose purchase of shares of common stock in the Registered Direct Offering would otherwise result in the investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the investor’s option upon issuance, 9.99%) of our outstanding common stock immediately following the completion of the Registered Direct Offering. The Pre-Funded Warrants have an exercise price of $0.005 per share, became exercisable upon issuance and remain exercisable until exercised in full.

The Registered Direct Offering closed on June 21, 2024. We intend to use the net proceeds of approximately $2.1 million from the Registered Direct Offering for general corporate purposes and working capital requirements.

In a concurrent private placement, pursuant to the terms of the June 2024 SPA, we also agreed to issue and sell to the investor unregistered warrants (the “Private Placement Warrants”) to purchase up to 122,600 shares of common stock, at an offering price of $20.50 per Private Placement Warrant to purchase one share of common stock (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”) (which offering price was included in the purchase price per share of common stock or Pre-Funded Warrant). The Private Placement Warrants have an exercise price of $20.50 per share (subject to customary adjustments as set forth in the Private Placement Warrants), were exercisable upon issuance and will expire five years from the date of issuance. The Private Placement Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions. The Private Placement Warrants were subsequently registered in July 2024 on Form S-1 (File No. 333-280927).

Wainwright acted as the exclusive placement agent in connection with the Offerings under an Engagement Letter, dated as of June 18, 2024, between us and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, we issued to Wainwright (or its designees) warrants to purchase up to 7,355 shares of common stock (the “Wainwright Warrants” and, together with the Private Placement Warrants, the “2024 Warrants”). The Wainwright Warrants have substantially the same terms as the Private Placement Warrants, except that the Wainwright Warrants will expire five years from the commencement of the sales of the Offerings and have an exercise price of $25.625 per share (subject to customary adjustment as set forth in the Wainwright Warrants), representing 125% of the purchase price per share of common stock in the Registered Direct Offering.

Induced Warrant Exercise

On October 24, 2024, we entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain investor (the “Holder”) that held outstanding Series A-3 warrants (the “Existing Warrants”) to purchase up to an aggregate of 337,552 shares of our common stock, originally issued to the Holder on May 2, 2024.

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash the Series A-3 warrants at the exercise price of $11.85 per share in partial consideration for our agreement to issue in a private placement new Series B Common Stock purchase warrants to purchase up to (i) 337,552 shares of common stock (the “New Series B-1 Warrant Shares”) and (ii) 337,552 shares of common stock (the “New Series B-2

Warrant Shares”). Each Warrant has an exercise price of $13.50 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”). The New Series B-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The New Series B-2 Warrant will expire on the twelve-month anniversary of the Warrant Stockholder Approval.

The closing of the transaction contemplated pursuant to the Inducement Letter occurred on October 25, 2024 (the “Closing Date”). We received aggregate gross proceeds of approximately $4.0 million from the exercise of the Existing Warrants by the Holder, before deducting placement agent fees and other expenses payable by us of approximately $0.4 million. We intend to use the proceeds for general corporate purposes and working capital requirements.

We engaged Wainwright to act as our exclusive agent in connection with the transaction summarized above and paid Wainwright a cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the Existing Warrants. In addition, we (i) reimbursed Wainwright for $50,000 of the fees and expenses of Wainwright’s legal counsel and other of its out-of-pocket expenses, (ii) reimbursed Wainwright for its non-accountable expenses in the amount of $25,000, and (iii) paid a management fee equal to 1.0% of the gross proceeds raised. We also issued to Wainwright or its designees (“PA Warrant Holders”) placement agent warrants (the “Wainwright Warrants”) to purchase up to 20,251 shares of Common Stock (the “Wainwright Warrant Shares”). The Wainwright Warrants have the same terms as the New Series B-1 Warrants, except that the Wainwright Warrants have an exercise price equal to $14.815 per share.

February 2025 Equity Offering (the “February 2025 Offering”)

On February 5, 2025, we commenced a best efforts public offering of an aggregate of (i) 495,000 shares (the “Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-1 Warrant Shares”), and (iv) Series C-2 warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-2 Warrant Shares,” and together with the Series C-1 Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 warrants will expire five years from the Warrant Stockholder Approval and the Series C-2 warrants will expire twenty-four months from the Warrant Stockholder Approval.

The net proceeds of the Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, is approximately $6.9 million. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes. The February 2025 Offering closed on February 10, 2025.

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

During the year ended December 31, 2024, we issued approximately 140,000 shares of common stock at an average price of $18.78 for gross proceeds of $2.6 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $0.1 million.

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

In accordance with ASC 730 10 25 1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. Such licenses purchased by us require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period was reflected as research and development - licenses acquired on the Statements of Operations for the years ended December 31, 2024, and 2023.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	For the year ended December 31,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$7,557	$40,513	$(32,956)	(81)%
Research and development – licenses acquired	861	527	334	63%
Asset impairment	3,692	—	3,692	100%
Gain on the sale of property and equipment	—	(1,466)	1,466	100%
General and administrative	4,135	9,686	(5,551)	(57)%
Total operating expenses	16,245	49,260	(33,015)	(67)%
Loss from operations	(16,245)	(49,260)	33,015	(67)%

Other income (expense)
Other income	314	917	(603)	(66)%
Interest income	184	850	(666)	(78)%
Interest expense	(5)	(4,109)	4,104	(100)%
Total other income (expense)	493	(2,342)	2,835	(121)%
Net Loss	$(15,752)	$(51,602)	$35,850	(69)%

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

Research and development expenses decreased by approximately $32.9 million from $40.5 million for the year ended December 31, 2023, to $7.6 million for the year ended December 31, 2024. The decrease in research and development expense for the year ended December 31, 2024, was primarily attributable to the following:

●	$13.9 million decrease in research and development employee compensation costs, including stock compensation, primarily reflecting the reduction in the workforce that occurred in April 2024;
●	$8.2 million decrease in laboratory supply costs, including vector manufacturing costs, primarily due to stopping manufacturing activity due to the termination of the MB-106 clinical trial;
●	$6.1 million decrease in program related costs, which primarily reflects the termination of certain licenses and closing the MB-106 clinical trial;
●	$2.9 million decrease in consulting expenses, primarily reflecting the reduced support needed as a result of closing the MB-106 clinical trial; and
●	$1.8 million decrease in other expenses, including depreciation and rent expense.

Research and development expenses - licenses acquired increased by $0.4 million from $0.5 million for the year ended December 31, 2023, to $0.9 million for the year ended December 31, 2024. The increase in research and development expenses - licenses acquired for the year ended December 31, 2024, reflects approximately $0.1 million increase for the annual stock dividend to Fortress, and $0.3 million increase in clinical development milestones achieved related to our license with Nationwide Children’s.

The following table provides a breakout of the components of research and development expenses for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
($ in thousands)	2024	2023
R&D program related expenses (1)
MB-102	$(2)	$(290)
MB-106	516	4,727
MB-107/207 (2)	(562)	(778)
MB-109	487	1,140
MB-110	213	350
Mayo in situ CAR T	(294)	594
All others (3)	4	672
Total R&D development expense	362	6,415
R&D personnel related expenses (4)	(1,049)	12,835
R&D facility and depreciation expense	1,176	2,765
R&D consulting expenses	433	3,286
R&D lab supplies	110	8,267
R&D other expense (5)	6,525	6,945
Total research and development expense	$7,557	$40,513

(1)  Includes sponsored research, license and clinical trial related costs

(2)  Credit for the year ended December 31, 2024, reflects the forgiveness of outstanding payables and accrued expenses due to the mutual termination of the license agreement and related data transfer agreement with St. Jude. Credit for the year ended December 31, 2023, reflects credit memos and reimbursements received from termination of services with vendors.

(3)  Includes costs for long-term follow-up and programs that were terminated.

(4) Credits for the year ended December 31, 2024, primarily reflects the reversal of 2023 accrued bonus that will not be paid due to the reduction in the workforce in April 2024.

(5)	Includes approximately $3.2 million of expenses incurred related to the June 2024 Repurchase of Assets from uBriGene.

Asset Impairment

For the year ended December 31, 2024, we incurred impairment charges of $3.7 million, of which approximately $2.7 million was attributable to our assessment of the recoverability of the asset group consisting of leasehold improvements and associated right-of-use asset, and approximately $1.0 million was attributable to property, plant and equipment held for sale. No impairment was recorded in the year ended December 31, 2023.

Gain on the Sale of Property and Equipment

During the year ended December 31, 2023, we recorded a gain on the sale of equipment of approximately $1.4 million in connection with the sale of assets to uBriGene. No gain on the sale of property and equipment was recorded in the year ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

General and administrative expense decreased by approximately $5.6 million from $9.7 million for the year ended December 31, 2023, to $4.1 million for the year ended December 31, 2024. The decrease in general and administrative expense for the year ended December 31, 2024, was primarily attributable to the following:

●	$2.4 million decrease in general and administrative employee compensation costs, including stock based compensation;
●	$2.0 million decrease in professional services, primarily driven by expenses incurred in the prior year related to the uBriGene transaction;
●	$0.4 million decrease in outside services and consulting expenses;
●	$0.6 million decrease in tax expenses, primarily due to overpayments of estimated taxes in the prior year;
●	$0.4 million decrease in other costs, including business insurance; and
●	offset by $0.2 million increase in expense related to equity fees to Fortress.

Other Income (Expense)

Other income (expense) consists primarily of funds received from the NIH grant, interest income earned on cash balances and interest expense on our Term Loan. For the years ended December 31, 2024, and 2023, total other income (expense) was approximately $0.5 million and $(2.3) million, respectively. The $2.8 million increase in other income for the year ended December 31, 2024 was primarily attributable to decreased interest expense of $4.1 million, which reflects repayment of the Term Loan in the prior year, offset by $0.6 million decrease in other income reflecting funds received from the NIH grant in 2023, and $0.7 million decrease in interest income.

Liquidity and Capital Resources

Since our inception, we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. To date, we have funded our operations primarily with the proceeds from sales of equity securities. For example, on May 2, 2024, we completed the May 2024 Offering, on June 21, 2024, we completed the June 2024 Offering, and on October 25, 2024, we completed the induced warrant exercise (together the “Offerings”) described in “Financing Activities” above. The net proceeds of the Offerings, after deducting the fees and expenses of the placement agent and other offering expenses payable by us, but excluding the net proceeds from the exercise of the Warrants, were approximately $9.3 million. As of December 31, 2024, we had an accumulated deficit of $396.7 million and cash and cash equivalents of $6.8 million.

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

Based on our current operating plan, reflecting these changes described above, we currently expect that such cash and cash equivalents, together with the approximately $2.5 million net proceeds received from the ATM and $6.9 million net proceeds from the February 2025 Equity Offering, as described above, will be sufficient to fund our operations through 2025. We will continue to seek additional funding through corporate partnerships and capital markets fundraising. See “Risk Factors—Risks Related to Our Finances and Capital Requirements.”

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

Sources of Liquidity

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

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of December 31, 2024, approximately $34.8 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Form 10-K, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the number of securities it can sell under its registration statements on Form S-3.

Equity Offerings

During the year ended December 31, 2024, we completed equity offerings, including the May 2024 Offering and the June 2024 Offering, and in February 2025, we completed the February 2025 Offering (together, the “Equity Offerings”), as described above in “Management’s Discussion and Analysis of the Results of Operations – Financing Activities.” Net proceeds from the Equity Offerings were approximately $12.2 million. We intend to use the net proceeds from the Equity Offering for working capital and general corporate purposes.

In connection with the May 2024 Offering and June 2024 Offering, pursuant to the Founders Agreement, we issued 11,503 shares of common stock to Fortress.

Induced Warrant Exercise

In October 2024, we entered into an inducement offer letter agreement, as described above in “Management’s Discussion and Analysis of the Results of Operations – Financing Activities.” Net proceeds to us from the exercise of the warrants were approximately $3.6 million. We intend to use the net proceeds for working capital and general corporate purposes.

In connection with the induced warrant exercise, pursuant to the Founders Agreement, we issued 8,438 shares of common stock to Fortress.

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

During the year ended December 31, 2024, the Company issued approximately 140,000 shares of common stock at an average price of $18.78 per share for gross proceeds of $2.6 million under the Mustang ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million for net proceeds of approximately $2.5 million.

During the year ended December 31, 2023, the Company issued approximately 1,034 shares of common stock at an average price of $158.07 per share for gross proceeds of $163,000 under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $3,000 for net proceeds of approximately $160,000.

Pursuant to the Founders Agreement, the Company issued 3,509 shares of common stock to Fortress at a weighted average price of $18.78 per share for the year ended December 31, 2024. For the year ended December 31, 2023, the Company did not issue any shares of its common stock to Fortress, and recorded the value of 25 shares issuable to Fortress in connection with the Mustang ATM.

The number of securities we are able to sell pursuant to the registration statements on Form S-3 is limited. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Cash Flows

The following table summarizes our cash flows during the years ended December 31, 2024 and 2023:

	For the year ended December 31,
($ in thousands)	2024	2023
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(11,410)	$(49,477)
Investing activities	—	5,886
Financing activities	11,265	(26,081)
Net change in cash, cash equivalents and restricted cash	$(145)	$(69,672)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024, was primarily due to approximately $15.6 million in net loss, $0.8 million change in operating assets and liabilities, $0.5 million of non-cash stock based compensation, and $0.3 million gain on the termination of lease, partially offset by $3.7 million of asset impairment, $0.7 million of depreciation expense, $0.6 million of common shares issuable in connection with our Founders Agreement, $0.3 million equity fee to Fortress related to Mustang ATM and Equity Offerings, $0.2 million of amortization of operating lease right-of-use assets, and $0.3 million in research and development – licenses acquired.

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

Investing Activities

No cash was used in or provided by investing activities for the year ended December 31, 2024.

Net cash provided by investing activities was $5.9 million for the year ended December 31, 2023, representing $6.0 million of proceeds from the sale of property and equipment offset by $0.1 million used in purchases of research and development licenses and fixed assets.

Financing Activities

Net cash provided by financing activities was $11.3 million during the year ended December 31, 2024, driven by $5.9 million of gross proceeds from equity offerings, net of offering costs of $0.7 million, $2.5 million of net proceeds from the Mustang ATM, and $3.5 million of net proceeds from the induced warrant exercise.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive and financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2024, our internal controls over financial reporting were effective based upon those criteria.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors, including their ages as of the date of this Form 10-K.

Name	Age	Position(s)
Executive Officers
Manuel Litchman, M.D.	71	President, Chief Executive Officer, Interim Chief Financial Officer and Director

Non-Employee Directors
Michael S. Weiss	59	Chairman of the Board of Directors and Executive Chairman
Adam J. Chill	57	Director
Neil Herskowitz	68	Director
David Jin	35	Director
Lindsay A. Rosenwald, M.D.	69	Director
Michael J. Zelefsky, M.D.	64	Director

Information about our Executive Officers

Manuel Litchman, M.D. - President, Chief Executive Officer, Interim Chief Financial Officer and Director

Dr. Litchman has served as our President and Chief Executive Officer, and as a member of our Board since April 2017. He also became Interim Chief Financial Officer in November 2024.  Dr. Litchman joined us from Arvinas, LLC, where he served as President and Chief Executive Officer. While at Arvinas, Dr. Litchman oversaw the advancement of the company’s pipeline of protein-degradation therapeutics for the treatment of cancers and other diseases toward Investigational New Drug applications and secured multi-target discovery collaborations with Merck and Genentech. Prior to Arvinas, Dr. Litchman spent more than 18 years with Novartis Pharmaceuticals Corporation, where he held positions of increasing responsibility related to the development of Novartis’ oncology pipeline. Most recently, Dr. Litchman served as Senior Vice President and Executive Global Program Head, CTL019, Cell & Gene Therapies Unit, where he led a collaboration with the University of Pennsylvania investigating chimeric antigen receptor modified T cells (“CAR Ts”) directed against CD19 on B cell malignancies. Prior to the CTL019 collaboration, Dr. Litchman served as Novartis’ Vice President and Head, Oncology Business Development & Licensing.  Earlier in his career, Dr. Litchman was a senior equity analyst at Ursus Capital and directed oncology/immunology clinical research at Hoffmann-La Roche Inc. Dr. Litchman received his M.D. from Yale University School of Medicine, and his B.A. from Princeton University.  He completed his internal medicine residency and hematology-oncology fellowship at New York-Presbyterian/Weill Cornell Medical Center. Based on Dr. Litchman’s biotechnology and pharmaceutical industry experience and in-depth understanding of our business, we believe that Dr. Litchman has the appropriate set of skills to serve as a member of the Board.

Information about our Non-Employee Directors

Michael S. Weiss – Chairman of the Board of Directors and Executive Chairman

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

Adam J. Chill – Director

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

Neil Herskowitz – Director

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

David Jin – Director

Mr. Jin has served as a member of our board of directors since October 2024. Mr. Jin has served as the Chief Financial Officer since August 2022 and Head of Corporate Development since May 2020 of Fortress. He also serves as Interim Chief Operating Officer, Chief Financial Officer and Corporate Secretary of Avenue Therapeutics, Inc. (a Fortress partner company). Since August 2022, Mr. Jin has served as Treasurer of Fortress’ private subsidiaries, including Cyprium Therapeutics, Urica Therapeutics, Helocyte, and Cellvation. From March 2022 to August 2022, he served as Interim Chief Executive Officer at Avenue Therapeutics Inc. Prior to joining Fortress, Mr. Jin was a member of the Private Equity group at Barings focused on control equity and asset-based investments in pharma and biotech. Prior to that, he was Director of Corporate Development at Sorrento Therapeutics, and Vice President of Healthcare Investment Banking at FBR & Co. Mr. Jin began his career in management consulting at IMS Health (now IQVIA). Mr. Jin has a Bachelor of Science degree in Industrial Engineering & Management Sciences with a double-major in Mathematical Methods in the Social Sciences from Northwestern University. Based on Mr. Jin’s financial experience and knowledge of the biotechnology industry, we believe that Mr. Jin has the appropriate set of skills to serve as a member of the board of directors.

Lindsay A. Rosenwald, M.D. – Director

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

Michael J. Zelefsky, M.D. – Director

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

Board Structure and Leadership

Our Bylaws provide that our Board shall consist of between one and nine directors, and such number of directors within this range may be determined from time to time by resolution of our board of directors or our stockholders. Currently, we have seven directors.

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

During 2024, our Board held twenty-one meetings.  During 2024, each director attended at least 75% of the meetings of the Board and the meetings of those committees on which each director served, in each case during the period that such person was a director.  The permanent committees established by our Board are the Audit Committee and the Compensation Committee, descriptions of which are set forth in more detail below.  Our directors are expected to attend each Annual Meeting of Stockholders.

Director Independence

We adhere to the corporate governance standards adopted by Nasdaq. Nasdaq rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board completed its annual review of director independence and considered relationships and transactions during 2024 between each director or any member of his immediate family, on the one hand, and the Company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Adam Chill, Neil Herskowitz, and Michael Zelefsky, M.D. are independent under the criteria established by Nasdaq and our Board.

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

Audit Committee

The Audit Committee currently consists of Adam J. Chill, Neil Herskowitz, and Michael J. Zelefsky, M.D. Mr. Chill chairs the Audit Committee.

The Audit Committee held four meetings during the fiscal year ended December 31, 2024.  The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee which was recently reviewed by our Audit Committee.  A copy of the Charter of the Audit Committee is available on our website, located at ir.mustangbio.com.  Among other things, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of, consultation with and review of the services provided by our independent registered public accounting and identifying and assessing any related party transactions in collaboration with counsel, accountants and management.  Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.

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

The Compensation Committee held one meeting during the fiscal year ended December 31, 2024.  The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee which was recently reviewed by our Compensation Committee.  A copy of the Charter of the Compensation Committee is available on our website, located at ir.mustangbio.com.  As discussed in its Charter, among other things, the duties and responsibilities of the Compensation Committee include approving any corporate goals and objectives relating to the compensation of our executive officers, evaluating the performance of our executive officers, and administering all of our executive compensation programs, including, but not limited to, our incentive and equity-based plans.  The Compensation Committee evaluates the performance of all of our executive officers on an annual basis and reviews and approves on an annual basis all compensation programs and awards relating to such officers.  The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with our compensation philosophy.  Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than himself.

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

We will also consider candidates recommended by stockholders for nomination to our Board.  A stockholder who wishes to recommend a candidate for nomination to our Board must submit such recommendation to our Corporate Secretary, at our offices located at 95 Sawyer Road, Suite 110, Waltham, MA 02453.  Any recommendation must be received not less than 50 calendar days nor more than 90 calendar days before the anniversary date of the previous year’s annual meeting.

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

Insider Trading Policy; Policy Prohibiting Hedging and Speculative Trading

We have adopted an Insider Trading Policy that governs the purchase, sale, and other dispositions of our securities on the basis of material non-public information by directors, officers, employees, consultants and contractors. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of our Insider Trading Policy is filed as an exhibit to this Form 10-K.

Pursuant to our Insider Trading Policy, our officers, directors, and employees are also prohibited from engaging in speculative trading, including hedging transactions or short sale transactions with respect to our securities.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, certain officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in our equity securities, and to provide copies of such reports to us. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, we believe that during the fiscal year ended December 31, 2024, the following Section 16(a) filings were untimely due to administrative error: one Form 4 for Dr. Litchman (covering a total of two transactions).

Item 11.     Executive Compensation

Named Executive Officers

As determined in accordance with SEC rules, our named executive officers (“NEOs”), which includes all executive officers serving during 2024, are the individuals set forth below:

●Manuel Litchman, M.D., our President, Chief Executive Officer, and Interim Chief Financial Officer; and

●James Murphy, our former Interim Chief Financial Officer.

The following table sets forth information concerning compensation paid by us to our NEOs for their services rendered to us in all capacities during the years ended December 31, 2024, and 2023.

Summary Compensation Table

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards(1)	Awards	Compensation(2)	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)		($)
Manuel Litchman, M.D.	2024	$485,500	$—	$—	$—	$—	$12,542	(3)	$498,042
President, Chief Executive Officer, and Interim Chief Financial Officer	2023	481,125	—	21,050	—	—	12,304	(3)	514,479
James Murphy
Former Interim Chief Financial Officer	2024	—	—	—	—	—	199,485	(4)	199,485

____________________

(1)

The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock units granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating these amounts are incorporated by reference to Note 10 to the financial statements included in this Form 10-K.

(2)	In 2024, the Compensation Committee decided to not pay 2023 and 2024 annual cash incentive bonuses. See the “Annual Cash Incentive Bonus” section below for additional details.
(3)	All other compensation for Dr. Litchman is comprised of Company matching 401(k) contributions.
(3)	Effective January 19, 2024, Mr. Murphy was appointed as our Interim Chief Financial Officer, although he remained a consultant employed by Danforth Advisors, LLC (“Danforth”) and was contracted to work for us on a part time basis, as described under “Narrative to Summary Compensation Table” below. The amount shown represents fees payable to Danforth in connection with the Chief Financial Officer services provided by Mr. Murphy based on a negotiated hourly rate. On November 12, 2024, Mr. Murphy resigned as our Interim Chief Financial Officer. Mr. Murphy’s resignation was not a result of any disagreement on any matter relating to our operations, policies or practices.

Narrative to Summary Compensation Table

Employment Agreements

Dr. Litchman

In April 2017, we entered into an employment agreement with Dr. Litchman, our President, Chief Executive Officer and Interim Chief Financial Officer, pursuant to which he received an initial annual base salary of $395,000. As part of his annual review in January 2023, the Board increased Dr. Litchman’s annual base salary to $485,500 effective as of April 1, 2023. The employment agreement further provides eligibility for an incentive bonus linked to the realization of certain corporate milestones to be established annually by the Board or the Compensation Committee. Dr. Litchman’s target annual bonus is equal to fifty percent (50%) of his annual salary, and the Board or the Compensation Committee will determine the actual payout amount each year. The employment agreement provides that if we terminate Dr. Litchman without cause or if he resigns for good reason, as those terms are defined in the employment agreement, he will be entitled to: (i) severance payments at a rate equal to his base salary then in effect for a period of 12 months following his termination date; (ii) a pro-rata share of the annual incentive bonus for the year in which the termination occurred, to be paid when and if such bonus would have been paid under the employment agreement; (iii) accelerated partial vesting of all unvested time-based equity awards with respect to the same number of shares that would have vested if Dr. Litchman had continued in employment for one year following the termination date; and (iv) if Dr. Litchman timely elects continued health insurance coverage under COBRA, the entire premium necessary to continue such coverage for Dr. Litchman and Dr. Litchman’s eligible dependents until the conclusion of the time when Dr. Litchman is receiving continuation of base salary payments or until Dr. Litchman becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that we have the right to terminate such payment of COBRA premiums on behalf of Dr. Litchman and instead pay him a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if we determine in our discretion that continued payment of COBRA premiums is or may be discriminatory under Section 105(h) of the Internal Revenue Code. In addition, if Dr. Litchman is terminated without cause or resigns for good reason within twelve months following a change in control, he will be entitled to the severance benefits described in (i), (ii) and (iv) of the immediately preceding sentence, as well as 100% accelerated vesting of the options and other equity awards granted to him. In the event Dr. Litchman’s employment is terminated due to his death or disability, he or his estate will receive continuing salary payments for ninety days and a pro-rata share of the annual incentive bonus for the year in which the termination occurred, to be paid when and if such bonus would have been paid under the employment agreement. In each case, the severance benefits are conditioned upon Dr. Litchman’s execution and non-revocation of a release of claims against us and compliance with certain non-solicitation and non-competition covenants during his employment and for a period of six months thereafter.  Also, the severance benefits are subject to reduction to avoid the imposition of excise taxes under Sections 280G and 4999 of the Code, provided that such reduction would result in a better after-tax result for Dr. Litchman.

Mr. Murphy

Mr. Murphy provided consulting services to us pursuant to a consulting agreement between us and Danforth Advisors, LLC and received no compensation directly from us.

Annual Cash Incentive Bonus

In 2024, Dr. Litchman was eligible to earn a target annual cash incentive equal to 50% of his base salary per the terms of his Employment Agreement.

Dr. Litchman’s annual cash incentive bonus is based upon our performance against pre-established corporate goals and objectives, which included a combination of clinical and nonclinical goals related to our products as well as other corporate development goals, and his individual performance based upon subjective performance reviews. In 2024, the Compensation Committee decided not to pay 2023 and 2024 annual cash incentive bonuses to preserve our limited cash resources.

Equity Awards

The Company maintains the Mustang Bio, Inc. 2016 Incentive Plan (the “2016 Plan”), pursuant to which it may, from time to time, grant equity awards to its service providers, including its executive officers and directors. However, no equity awards were granted in 2024.

Outstanding Equity Awards at Fiscal Year-Ended December 31, 2024

	Option Awards						Stock Awards
Market Value
	Number of		Number of				Number of		of Shares or
	securities		securities				Shares or		Units of Stock
	underlying		underlying		Option		Units of		That Have
	unexercised		unexercised		exercise	Option	Stock That		Not
	options (#)		options (#)		price	Expiration	Have Not		Vested(1)
Name	exercisable		unexercisable		($)	Date	Vested (#)		($)
Manuel Litchman M.D.	868	(2)	520	(2)	$4,297.50	4/24/2027	137	(3)	$1,212
James Murphy	—		—		—	—	—		—

__________________

(1)	Market value is based on $8.85 per share, the closing price of our common stock on the Nasdaq Capital Market on December 31, 2024, the last trading day of the fiscal year.
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

(3)  Subject to Dr. Litchman’s continuous service, the restricted stock units vest as follows: (i) 66 shares will vest on April 24, 2025; (ii) 46 shares will vest on April 24, 2026; and (iii) 25 shares will vest on April 24, 2027.

Clawback Policy

Pursuant to Nasdaq listing requirements, we have adopted a policy providing for the recovery of erroneously awarded incentive-based compensation received by our executive officers or the executive officers of one of our subsidiaries during an applicable recovery period (the “Clawback Policy”) in compliance with Section 10D of the Exchange Act. Under the Clawback Policy, in the event that financial results upon which a cash or equity-based incentive award was based becomes the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the Clawback Policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate award reflects the financial results as restated. The Clawback Policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to covered executive officers during the last completed three fiscal years immediately preceding the date on which we are required to prepare the accounting restatement.

Stock Option Grant Policy

We did not grant stock options or similar instruments to our NEOs during 2024. We have no set policy or practice regarding the timing of stock option awards or similar instruments in relation to the disclosure of material nonpublic information. In general, the timing of stock option awards is dictated by the event or circumstance giving rise to the award and the schedules of the directors responsible for approving the award. If, in the future, a stock option grant is made at a time that material nonpublic information exists, the directors approving the award would be responsible for considering the anticipated effect of that information on our stock price and would take such effect into account when sizing and pricing the award.

Director Compensation

Directors who are also employees are not compensated separately for serving on the Board or any of its committees. Each of our non-employee directors is eligible to receive cash and equity compensation for his or her services. The Compensation Committee periodically conducts reviews of peer company director compensation practices, including before considering changes to our director compensation program and amounts. For 2024, our only employee director was Dr. Litchman, and he is therefore not included in the Director Compensation Table below.

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

Equity Compensation:

●	Initial Equity Grant: 1000 shares of restricted stock, which shares shall vest and become non-forfeitable in equal annual installments over three years, beginning on the third (3rd) anniversary of the grant date, subject to the director’s continued service on the Board on such date.
●	Re-Election Equity Grant: The greater of (i) a number of shares of restricted stock having a fair market value on the grant date of $50,000, or (ii) 200 shares of restricted stock, which shares shall vest and become non-forfeitable on the third (3rd) anniversary of the grant date, subject to the director’s continued service on the Board on such date.

However, in 2024 the Board decided not to grant director equity awards due to timing of the annual shareholders meeting and the number of shares available for issuance under the 2016 Plan.

In addition, each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our Board and meetings of committees of our Board.

Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board for all services in all capacities during 2024.

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)(1)	($)(2)	($)
Michael S. Weiss(3)	$60,000	$—	$60,000
Adam J. Chill	60,000	—	60,000
Neil Herskowitz	50,000	—	50,000
David Jin(4)	12,500	—	12,500
Lindsay A. Rosenwald, M.D.	50,000	—	50,000
Michael J. Zelefsky, M.D.	50,000	—	50,000

____________________

(1)	Represents the cash retainer for serving on our Board and committees of the Board.
(2)

No stock awards were granted in 2024. As of December 31, 2024, each of Mr. Herskowitz, Dr. Rosenwald, Mr. Weiss, Mr. Chill and Dr. Zelefsky had 239 shares of unvested restricted stock pursuant to prior awards.

(3)

Pursuant to the Advisory Agreement, the Advisor is paid an annual cash fee of $60,000, for the services of Mr. Weiss as Chairman of the Board and Executive Chairman in addition to any and all annual equity incentive grants paid to members of the Board.

(4)	Mr. Jin was appointed to our Board on October 23, 2024. The amounts shown represent a prorated amounts of fees earned by Mr. Jin under our director compensation program.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information
Number of securities
remaining available
		Weighted-	for future issuance
		average	under equity
	Number of securities to be	exercise price of	compensation plans
	issued upon exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan Category	warrants and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,521	$4,297.50	6,946
Equity compensation plans not approved by security holders	—	—	—
Total	1,521	$4,297.50	6,946

Our equity compensation plans consist of the 2016 Plan, and the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan, which were each approved by our stockholders.  We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

The following table shows information, as of March 26, 2025, concerning the beneficial ownership of our common stock by:

●	each person we know to be the beneficial owner of more than 5% of our common stock;
●	each of our current directors;
●	each of our NEOs shown in our Summary Compensation Table; and
●	all current directors and executive officers as a group.

As of March 26, 2025, there were 2,460,240 shares of our common stock, 845,385 shares of our Class A common stock, and 250,000 shares of our Class A Preferred Stock outstanding.  In order to calculate a stockholder’s percentage of beneficial ownership, we include in the calculation those shares underlying options or warrants beneficially owned by that stockholder that are vested or that will vest within 60 days of March 26, 2025.  Shares of restricted stock are deemed to be outstanding.  Options or warrants held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of our common stock.  Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person’s name, except to the extent authority is shared by spouses under community property laws.

		Shares Under
		Exercisable
		Options and
		Unvested	Total Shares
		Restricted Stock	Beneficially
Name of Beneficial Owner (1)	Shares owned	Units(2)	Owned	% of total CS
Michael S. Weiss (3)	991	—	991	*	%
Manuel Litchman, M.D	1,524	1,005	2,529	*	%
Lindsay A. Rosenwald, M.D (3)	1,008	—	1,008	*	%
Neil Herskowitz	392	—	392	*	%
Adam J. Chill	379	—	379	*	%
Michael J. Zelefsky, M.D	379	—	379	*	%
David Jin	39	—	39	*	%
All current executive officers and directors as a group (7 persons)	4,712	1,005	5,717	*	%
5% or Greater Stockholders:
Fortress Biotech, Inc (4)	131,052	—	131,052	5.3%
Intracoastal Capital, LLC (5)	186,552	—	186,552	7.6%

_________________

* Less than 1% of our common stock outstanding

(1)

The address of each of the directors and executive officers is c/o Mustang Bio, Inc., 95 Sawyer Road, Suite 110, Waltham, MA 02453, and the address of Fortress Biotech, Inc. is c/o Fortress Biotech, Inc., 1111 Kane Concourse, Suite 301, Bay Harbor Island, FL 33154

(2)	Includes only options exercisable within 60 days of March 26, 2025 and unvested restricted stock units.
(3)

Includes 666 warrants issued by Fortress to each of Mr. Weiss and Dr. Rosenwald that cover shares of our common stock that are owned by Fortress. These do not represent equity compensation by us to either Mr. Weiss or Dr. Rosenwald.

(4)	Includes shares underlying 666 warrants issued to each of Mr. Weiss and Dr. Rosenwald, and excludes 250,000 of Class A Preferred Stock, which are convertible into 333 shares of Common Stock.
(5)	Based solely on information included in a Schedule 13G filed with the SEC on February 11, 2025. The address of Intracoastal Capital, LLC is 245 Palm Trail, Delray Beach, Florida 33483.

The following table shows information, as of March 26, 2025, concerning the beneficial ownership of our Class A Common Stock:

	Class A Common Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	Number of Shares and Nature of Beneficial Ownership (2)	Percentage of Total Class A Common Stock
City of Hope	845,385	100%

____________________

(1)	The address of City of Hope is 1500 East Duarte Road, Duarte, California 91010.
(2)	Converts into 1,127 shares of common stock.

The following table shows information, as of March 26, 2025, concerning the beneficial ownership of our Class A Preferred Stock:

	Class A Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	Number of Shares and Nature of Beneficial Ownership (2)	Percentage of Total Class A Preferred Stock
Fortress Biotech, Inc	250,000	100%

____________________

(1)	The address of Fortress Biotech Inc. is c/o Fortress Biotech, Inc., 1111 Kane Concourse, Suite 301, Bay Harbor Island, FL 33154.
(2)	Converts into 333 shares of common stock.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, since January 1, 2023, we have not been a party to any transaction in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, NEOs, or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, and other than compensation, termination, and change-in-control arrangements.

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

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, we entered a Founders Agreement with Fortress, which was amended and restated on May 17, 2016, and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of our company and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress loaned $2.0 million, representing the up-front fee required to acquire our license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment on July 26, 2016, to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B Common shares for 9,333 common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the Annual Stock Dividend right (as described below). Each share of Class A Preferred Stock is entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of our outstanding common stock and (B) the whole shares of our common stock into which the shares of outstanding Class A common stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of our common stock, subject to certain adjustments. As holders of Class A Preferred Stock, Fortress will receive on each January 1 (each a “Annual Stock Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock, pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“Annual Stock Dividends”) such that the aggregate number of shares of common stock issued pursuant to such Annual Stock Dividend is equal to two and one-half percent (2.5%) of our fully-diluted outstanding capitalization on the date that is one (1) business day prior to any Annual Stock Dividend Payment Date.

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

Effective as of March 13, 2015, we entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to us. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of our operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on our behalf with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). We are obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, we are not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the MSA and our Certificate of Incorporation, Fortress and its affiliates, including all members of our Board, will have no fiduciary or other duty to communicate or present any corporate opportunities to us or to refrain from engaging in business that is similar to that of our company. In consideration for the Services, we pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which we have net assets in excess of $100 million at the beginning of the calendar year. We record fifty percent of the Annual Consulting Fee in research and development expense and fifty percent in general and administrative expense in the Statement of Operations. For the years ended December 31, 2024 and 2023, we recorded expense of $0.5 million and $0.5 million, respectively, related to this agreement.

For the year ended December 31, 2024, the Company issued 23,450 shares of common stock to Fortress, which equaled 2.5% of the sum of the gross proceeds of $2.6 million from the sale of shares of common stock under Mustang’s At-the-Market Offering, $4.0 million gross proceeds from the May 2024 Public Offering, $2.5 million from the June 2024 PIPE, and $4.0 million from the October 2024 warrant exercise. The Company recorded an expense of approximately $0.3 million in general and administrative expenses related to these shares for the year ended December 31, 2024.

For the year ended December 31, 2023, we issued zero shares of common stock and recorded 1,319 shares issuable to Fortress, which equaled 2.5% of the gross proceeds of $0.2 million from the sale of shares of common stock under our At-the-Market Offering and $4.4 million gross proceeds on the Registered Direct Offering. We recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares for the year ended December 31, 2023.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party.

Director Compensation

Dr. Rosenwald and David Jin

Pursuant to the terms of our Non-Employee Directors Compensation Plan, Dr. Rosenwald and Mr. Jin will receive a cash fee of $50,000 per year paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 200 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the board of directors on such date. Dr. Rosenwald is Chairman, President and Chief Executive Officer of Fortress and Mr. Jin is Chief Financial Officer and Head of Corporate Development of Fortress. We are a controlled subsidiary of Fortress.

For the year ended December 31, 2024, we recognized $50,000 and $12,500 for Dr. Rosenwald and Mr. Jin, respectively, in expense related to the director compensation. For the year ended December 31, 2023, we recognized $100,000 in expense in our Statements of Operations related to the director compensation, including approximately $50,000 in expense related to equity incentive grants. We issued Dr. Rosenwald 144 restricted stock awards for the year ended December 31, 2023. No restricted stock awards were granted in 2024. We recognized $12,500 in expense in our Statements of Operations related director compensation for Mr. Jin. We have not yet granted any equity awards to Mr. Jin.

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

The Board approved and authorized our entrance into an advisory agreement, dated January 1, 2017 (the “Advisory Agreement”), with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss, the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 200 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date.

For the year ended December 31, 2024, we recognized $60,000 in expense related to the Advisory Agreement. For the year ended December 31, 2023, we recognized $110,000 in expense in our Statements of Operations related to the Advisory Agreement, including approximately $50,000 in expense related to equity incentive grants. We issued Mr. Weiss 144 shares of restricted stock for the year ended December 31, 2023. No restricted stock awards were granted in 2024.

Item 14.     Principal Accounting Fees and Services

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

Audit Fees

For the year ended December 31, 2024, KPMG LLP billed us an aggregate of approximately $412,000 in fees and professional services rendered in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K for the 2024 fiscal year and the review of our financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year.

For the year ended December 31, 2023, KPMG LLP billed us an aggregate of approximately $372,000 in fees and professional services rendered in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K for the 2023 fiscal year and the review of our financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year.

Audit-Related Fees

For the year ended December 31, 2024, and 2023, KPMG LLP billed us an aggregate of approximately $255,000 and $70,000, respectively, in fees for audit-related services rendered in connection with securities offerings and registration statements, in addition to the fees described above under the heading “Audit Fees.”

Tax Fees

During the fiscal years ended December 31, 2024 and 2023 we were not billed by KPMG LLP for fees for professional services rendered for tax compliance, tax advice, and tax planning services.

All Other Fees

During the fiscal years ended December 31, 2024 and 2023, we were not billed by KPMG LLP for any fees for services, other than those described above, rendered to us for each of those fiscal years.

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

Exhibit No.	Description
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

1.5

At the Market Offering Agreement, dated May 31, 2024, between the Company, Band H.C. Wainwright & Co., LLC (incorporated by reference to the Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 6, 2024).

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

3.8	Amended and Restated Bylaws of Mustang Bio, Inc. (incorporated by reference to the Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on April 3, 2023).

Exhibit No.	Description

4.1	Form of warrant agreement (incorporated by reference to the Exhibit 4.2 of the Registrant’s Form 10-12G (File No. 000-55668) filed with the SEC on July 28, 2016).

4.2	Description of Securities of Mustang Bio, Inc. **

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

4.5	Form of Pre-funded Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 30, 2023).
4.6	Form of Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 30, 2023).
4.7	Form of Wainwright Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 30, 2023).
4.8	Form of May 2024 Pre-Funded Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).
4.9	Form of May 2024 Series A-1, A-2, and A-3 Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).
4.10	Form of May 2024 Placement Agent Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).
4.11	Form of June 2024 Pre-Funded Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 24, 2024).
4.12	Form of June 2024 Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 24, 2024).
4.13	Form of June 2024 Wainwright Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 24, 2024).
4.14	Form of Series B-1 Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 25, 2024).
4.15	Form of Series B-2 Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 25, 2024).
4.16	Form of October 2024 Wainwright Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 25, 2024).
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

10.28	Form of Option Agreement (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (File No. 001-38191) filed with the SEC on March 11, 2024).
10.29	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (File No. 001-38191) filed with the SEC on March 11, 2024).
10.30	Form of Director Stock Award Agreement (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K (File No. 001-38191) filed with the SEC on March 11, 2024).
10.31

Mustang Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to the Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38191) filed with the SEC on August 9, 2019).†

Exhibit No.	Description
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

10.40

Form of Securities Purchase Agreement, dated April 29, 2024, by and between the Company and the purchaser party thereto (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).

10.41

Warrant Agreement Amendment, dated April 29, 2024, by and between the Company and the holder thereto (incorporated by reference to the Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).

10.42

Form of Securities Purchase Agreement, dated June 19, 2024, by and between the Company and the purchaser party thereto (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 24, 2024).

10.43

Asset Purchase Agreement, dated June 27, 2024, by and between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to the Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on July 3, 2024).

10.44	Form of Investor Inducement Agreement (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 25, 2024).
10.45	Form of Indemnification Agreement (incorporated by reference to the Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 25, 2024).

Exhibit No.	Description
19.1	Insider Trading Policy**
23.1	Consent of Independent Registered Public Accounting Firm, KPMG, LLP, Boston, Massachusetts. ***

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1

Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

97	Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K (File No. 001-38191) filed with the SEC on March 11, 2024).

101

The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to the Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

#     Confidential treatment has been requested with respect to omitted portions of this exhibit.

†     Indicates management contract or compensatory plan or arrangement.

**   Filed herewith.

*** Furnished herewith.

Item 16.      Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Mustang Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mustang Bio, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for the years then ended , and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s expectation to generate operating losses and negative operating cash flows in the future, and the need for additional funding to support its planned operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for and fair value of the Induced Warrant Exercise

As discussed in Notes 2 and 10 to the financial statements, in October 2024, the Company recorded a deemed dividend of $7.8 million for the issuance of warrants to purchase shares of Company common stock (New Warrants) in exchange for the exercise of certain existing warrants (the Induced Warrant Exercise), which was included in the net loss attributable to Class A common and common stockholders in the calculation of net loss per share. The Company used the Black-Scholes Model to determine the estimated fair value of the New Warrants issued in the Induced Warrant Exercise.

We identified the evaluation of the Company’s accounting for the Induced Warrant Exercise and the determination of the fair value of the New Warrants as a critical audit matter. Specifically, challenging and complex auditor judgment and specialized skills and knowledge were required in evaluating the application of the relevant accounting guidance, including the conclusion that the New Warrants are equity classified and that the fair value of the New Warrants should be considered a deemed dividend in determining net loss per share, and the estimated fair value of the New Warrants due to the degree of subjectivity associated with the expected volatility assumption.

The following are the primary procedures we performed to address this critical audit matter. We inspected the Company’s accounting analysis for the transaction. We involved individuals with specialized skills and knowledge, who assisted in inspecting the underlying agreements to understand the relevant terms and conditions of the transaction and evaluating whether the Company’s accounting for the transaction was in accordance with the relevant accounting guidance. We also involved valuation professionals with specialized skills and knowledge, who assisted in:

●	developing an independent expectation of the expected volatility assumption based on consideration of implied share price volatility information
●	developing an independent range of the fair value of the New Warrants using publicly available market data and the independently developed expected volatility assumption
●	comparing the independently developed ranges of the fair value to the respective fair value determined by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts
March 28, 2025

MUSTANG BIO, INC.

BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash and cash equivalents	$6,839	$6,234
Other receivables	402	3,879
Prepaid expenses and other current assets	200	1,233
Property, plant and equipment, held for sale	1,165	—
Total current assets	8,606	11,346

Property, plant and equipment, net	371	3,247
Restricted cash	-	750
Other assets	250	833
Operating lease right-of-use asset, net	81	1,566
Total Assets	$9,308	$17,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,486	$14,017
Payables and accrued expenses - related party	2,667	834
Operating lease liabilities - short-term	456	520
Total current liabilities	12,609	15,371

Deferred income	150	270
Operating lease liabilities - long-term	422	1,978
Total Liabilities	13,181	17,619

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively
Class A common shares, 845,385 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common shares, 985,972, and 166,974 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5	1
Common stock issuable, 69,046 and 7,061 shares as of December 31, 2024 and December 31, 2023, respectively	611	591
Additional paid-in capital	392,234	380,502
Accumulated deficit	(396,723)	(380,971)
Total Stockholders’ Equity	(3,873)	123
Total Liabilities and Stockholders’ Equity	$9,308	$17,742

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	For the year ended December 31,
	2024	2023
Operating expenses:
Research and development	$7,557	$40,513
Research and development – licenses acquired	861	527
Asset impairment	3,692	—
Gain on the sale of property and equipment	—	(1,466)
General and administrative	4,135	9,686
Total operating expenses	16,245	49,260
Loss from operations	(16,245)	(49,260)

Other income (expense)
Other income	314	917
Interest income	184	850
Interest expense	(5)	(4,109)
Total other income (expense)	493	(2,342)
Net Loss	$(15,752)	$(51,602)

Net loss per Class A common and common shares outstanding, basic and diluted	$(38.57)	$(299.95)

Weighted average number of Class A common and common shares outstanding, basic and diluted	609,696	172,031

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2022	250,000	$—	845,385	$—	141,569	$11	$1,109	$374,522	$(329,369)	$46,273
Common stock issuable - Annual Stock Dividend to Fortress	—	—	—	—	—	—	477	—	—	477
Issuance of common shares - Annual Stock Dividend to Fortress	—	—	—	—	3,742	—	(1,109)	1,109	—	—
Issuance of common shares, net of offering shares -At-the-Market Offering	—	—	—	—	1,034	—	—	160	—	160
Issuance of common shares, net of offering costs- Equity Offerings	—	—	—	—	18,400	—	—	3,955	—	3,955
Issuance of common shares - Equity fee on At-the-Market & Equity Offerings	—	—	—	—	—	—	114	—	—	114
Issuance of common shares under ESPP	—	—	—	—	949	—	—	178	—	178
Stock-based compensation expenses	—	—	—	—	1,311	—	—	568	—	568
Exercise of warrants	—	—	—	—	1	—	—	—	—	—
Reverse Split Adjustment	—	—	—	—	(32)	(10)	—	10	—	—
Net loss					—	—	—	—	(51,602)	(51,602)
Balances at December 31, 2023	250,000	$—	845,385	$—	166,974	$1	$591	$380,502	$(380,971)	$123
Common stock issuable - Annual Stock Dividend to Fortress	—	—	—	—	—	—	611	-	—	611
Issuance of common shares - Annual Stock Dividend to Fortress	—	—	—	—	18,564	—	(477)	477	—	—
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	13,266	—	(114)	443	—	329
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	83,700	—	—	5,160	—	5,160
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	140,402	1	—	2,534	—	2,535
Issuance of common shares under ESPP	—	—	—	—	938	—	—	48	—	48
Stock-based compensation expenses	—	—	—	—	119	—	—	(450)	—	(450)
Abeyance Shares released	—	—	—	—	69,672	—	—	-	—	—
Exercise of warrants (1)	—	—	—	—	491,816	3	—	3,520	—	3,523
Reverse Split (1-for-50) adjustment	—	—	—	—	521	—	—	-	—	—
Net loss	—	—	—	—	—	—	—	-	(15,752)	(15,752)
Balances at December 31, 2024	250,000	$—	845,385	$—	985,972	$5	$611	$392,234	$(396,723)	$(3,873)

(1)	In connection with the induced warrant exercise in October 2024 (see Note 10), a certain warrant holder was induced to exercise for cash 337,552 shares of common stock related the Series A-3 warrants at the exercise price of $11.85 per share. Of the 337,552 shares on the exercise date, 255,552 were held in abeyance and not considered outstanding. The balance of the shares held in abeyance will be held in abeyance until notice from the shareholder that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. As of December 31, 2024, 185,880 shares remain held in abeyance.

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(15,752)	$(51,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on Equity Offerings to Fortress Biotech	329	—
Common shares issuable - Equity fee on at-the-market offering to Fortress Biotech	—	4
Common shares issuable - Equity fee on Registered Direct Offering to Fortress Biotech	—	110
Common shares issuable - Annual Stock Dividend to Fortress Biotech	611	477
Research and development - licenses acquired	250	50
Stock-based compensation expenses	(450)	568
Depreciation expense	671	1,860
Amortization of debt discount	—	118
Amortization of operating lease right-of-use assets	152	365
Loss on disposal of property and equipment	29	—
Asset impairment	3,692	—
Gain on sale of property and equipment	—	(1,466)
Loss on extinguishment of debt	—	2,796
Gain on lease modification	(314)	220
Changes in operating assets and liabilities:
Prepaid expenses and other assets	586	1,092
Other receivables	494	(3,616)
Other receivables - related party	—	36
Accounts payable and accrued expenses	(2,974)	125
Payable and accrued expenses - related party	1,833	67
Deferred income	(120)	—
Lease liabilities	(447)	(680)
Net cash used in operating activities	(11,410)	(49,477)

Cash Flows from Investing Activities:
Purchase of research and development licenses	—	(50)
Proceeds from the sale of property and equipment	—	6,000
Purchase of fixed assets	—	(64)
Net cash from investing activities	—	5,886

Cash Flows from Financing Activities:
Payment of debt	—	(30,375)
Proceeds from issuance of common shares - Equity Offerings	6,512	4,398
Offering costs for the issuance of common shares - Equity Offerings	(1,353)	(443)
Proceeds from issuance of common shares - At-the-Market Offering	2,637	163
Offering costs for the issuance of common shares - At-the-Market Offering	(102)	(3)
Net proceeds from induced warrant exercise	3,523	—
Proceeds from issuance of common shares under ESPP	48	178
Net cash provided by (used in) financing activities	11,265	(26,081)

Net change in cash, cash equivalents and restricted cash	(145)	(69,672)
Cash, cash equivalents and restricted cash, beginning of the period	6,984	76,656
Cash, cash equivalents and restricted cash, end of the period	$6,839	$6,984

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,340

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and Equity fee to Fortress	$591	$1,109

Supplemental disclosure of noncash activities related to the uBriGene Repurchase Transaction (see Note 5):
Fair value of assets received	$2,209	$—
Fair value of supplies received expensed to research and development	$2,509	$—
Accounts receivable written off	$(6,967)	$—
Accounts payable written off	$3,644	$—
Deferred purchase consideration	$(1,295)	$—

See accompanying notes to financial statements.

Notes to Financial Statements

Note 1 - Organization and Description of Business

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015. Mustang is a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs into potential cures for difficult-to-treat cancers and autoimmune diseases. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

The Company’s common stock is listed on the Nasdaq Capital Market and trades under the symbol “MBIO.”

Reverse Stock Split

On January 15, 2025, the Company filed an amendment (the “Reverse Split Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 1-for-50 reverse stock split of the Company's shares of common stock ("Reverse Stock Split"). As a result of the Reverse Stock Split, every 50 shares of common stock outstanding immediately prior to effectiveness of the Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The Reverse Stock Split became effective on January 15, 2025, and the common stock was quoted on the Nasdaq Stock Market on a post-split basis at the open of business on January 16, 2025. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received a proportional cash payment.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2024, the Company had an accumulated deficit of $396.7 million.

The Company has funded its operations to date primarily through the sale of equity. During fiscal year 2024, the Company completed several financing transactions, including proceeds from the At-the-Market Offering (see Note 10), for aggregate net proceeds of approximately $11.2 million. Additionally, in February 2025, the Company completed a public offering for net proceeds of approximately $6.9 million (see Note 13).

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these financial statements are issued. In performing its evaluation, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances cannot be considered probable at this time because these plans are not entirely within the Company’s control.

The Company's expectation to generate operating losses and negative operating cash flows in the future, the need for additional funding to support its planned operations, and the continued listing requirements for Nasdaq raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. The Company made strategic decisions, including (i) a significant reduction in the workforce by approximately 81% in April 2024, and included the reversal of accrued annual bonuses, (ii) the termination of certain license agreements with St. Jude and Leiden University Medical Centre in April 2024, and with Mayo Clinic in June 2024, and (iii) closing the Mustang-sponsored Phase 1/2 study in Non-Hodgkin lymphoma and chronic lymphocytic leukemia (MB-106) to preserve capital and prioritize the allocation of resources. The Company continues to pursue raising additional cash resources through public or private equity or debt financings.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company views its operations and manages its business in one segment, which reflects the research and development of potential cures for difficult-to-treat cancers and autoimmune diseases. The Company’s chief operating decision maker (“CODM”) is its chief executive officer.

The CODM assesses performance for the research and development segment and decides how to allocate resources based on net loss, which is reported on the Statements of Operations. The CODM uses net loss to evaluate costs to develop its pipeline. The accounting policies of the segment are the same as those described in this Note 2. See Note 12 for segment information.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2024 and 2023, consisted of cash and certificates of deposit in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (FDIC) limits, though the Company customarily invests a significant portion of its cash in Insured Cash Sweep (“ICS”) accounts to maximize FDIC insurance coverage across its holdings. As of

December 31, 2024, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Other Receivables – Related Party

Other receivables include amounts due to the Company from Fortress and is recorded at the invoiced amount.

Restricted Cash

The Company records cash held in an escrow account as a security deposit for the manufacturing facility in Worcester, Massachusetts, as restricted cash. The Company had no restricted cash as of December 31, 2024, and $0.8 million in restricted cash as of December 31, 2023.

Property, plant and equipment, net

Property, plant and equipment, net, consists primarily of leasehold improvements, are carried at cost less accumulated depreciation. Depreciation for leasehold improvements is computed over the shorter of the estimated useful lives or the term of the respective leases. Depreciation for all other property and equipment assets is recorded over the useful lives of the respective assets, generally five years, using the straight-line method.

Property, plant and equipment, held for sale

Property, plant and equipment, held for sale represent assets that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of December 31, 2024, there were $1.2 million of lab and cell processing equipment, furniture and fixtures and computer equipment that are recorded as assets held for sale. The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale were part of the repurchase of assets from uBriGene (see Note 5).

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

Annual Stock Dividend to Fortress

In July 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company (the “Annual Stock Dividend”). The Annual Stock Dividend was part of the consideration payable for formation of the Company and the identification of certain assets, including the license contributed to Mustang by Fortress (see Note 4). The Company considers the Annual Stock Dividend as contingent consideration for the license contributed to Mustang by Fortress. Since the ultimate amount of the Annual Stock Dividend is highly uncertain and cannot be reasonable estimable, in accordance with ASC 450-20, Loss Contingencies, the Company records the Annual Stock Dividend in Research and development expense – licenses acquired in the Company’s Statements of Operations, when the shares are issued.

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

Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, including prefunded warrants and shares held in abeyance, during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

	For the year ended December 31,
	2024	2023
Warrants	1,576,919	56,254
Options	1,521	1,521
Class A preferred shares (1)	333	333
Unvested restricted stock awards	1,195	1,285
Unvested restricted stock units	226	1,911
Total	1,580,194	61,304

(1)	Class A Preferred Shares are reflected on an as-if converted basis.

In connection with the exercise of certain existing warrants in October 2024 (see Note 10), the Company recorded a deemed dividend of approximately $7.8 million for the issuance of new warrants. For the year ended December 31, 2024, net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends.

The Company considers Class A common stock and Class A preferred stock to be additional classes of common stock for the purpose of calculating net loss per share, as they do not have preferential rights when compared to the Company’s common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. At December 31, 2024, the Class A common stock and Class A preferred stock have rights to convert to a total of 1,461 common shares.

Comprehensive Loss

The Company has no components of other comprehensive loss, and therefore, comprehensive loss equals net loss.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This guidance is effective for fiscal years, beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption will be permitted. The Company adopted the ASU on its annual report on Form 10-K for the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on our financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220-40). The amendments in this update require new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. The Company is currently assessing the impact ASU 2024-03 will have on the financial statements and disclosures.

Note 3 - License, Clinical Trial and Sponsored Research Agreements

Research and Development Expenses – Licenses

For the year ended December 31, 2024, the Company recorded $0.3 million in Research and development – licenses acquired related to a clinical development milestone achieved related to its license agreement with Nationwide Children’s. For the year ended December 31, 2023, the Company recorded $50,000 in Research and development – licenses acquired in connection with Calimmune license. On August 14, 2023, the Company notified Calimmune that it was terminating the Calimmune license, which took effect 60 days following notification.

Research and Development Expenses - Sponsored Research and Clinical Trial Agreements

For the years ended December 31, 2024 and 2023, the Company recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the year ended December 31,
($ in thousands)	2024	2023
City of Hope National Medical Center
CD123	$-	$23
IL13Rα2	427	1,115
CS1(1)	-	188
PSCA(1)	-	44
Fred Hutchinson Cancer Center - CD20	312	1,254
St. Jude Children's Research Hospital - XSCID(2)	(434)	637
Leiden University Medical Center - RAG1 SCID	213	350
Mayo Clinic(3)	(275)	551
Total	$243	$4,162

(1)	Licenses and associated sponsored research agreements were terminated in May 2023.
(2)	License and associated Data Transfer Agreement were terminated in April 2024.
(3)	License and associated sponsored research agreement were terminated in June 2024.

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

Since October 2020, the Company has been party to a Sponsored Research Agreement (“SRA”) with COH to conduct combination studies of a potential IL13Rα2 CAR (MB-101) and herpes simplex-1 oncolytic virus therapy (MB-108). Pursuant to the SRA, the Company funded research in the amount of $0.3 million for the program. In November 2022, the SRA was amended and the Company funded an additional $0.6 million.

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

Terminated Clinical Trial and Sponsored Research Agreements

In May 2023, the Company determined to discontinue development of certain programs, including CS1 (MB-104) and PSCA (MB-105), and terminated the associated CRA and license with COH. In April 2024, the Company terminated its license agreement and the associated Data Transfer Agreement with St. Jude, in exchange for a mutual release of liability and forgiveness by St. Jude of all amounts previously owed by the Company, which totaled approximately $0.6 million. Additionally, in April 2024, the Company delivered a termination notice to LUMC, pursuant to which it terminated the license agreement underpinning the MB-110 product candidate; the Company is currently in discussions with LUMC regarding the terms that will govern such termination In June 2024, the Company terminated its license agreement and associated SRA with the Mayo Clinic, in exchange for a mutual release of liability and forgiveness by Mayo Clinic of all amounts previously owed by the Company, which totaled approximately $0.3 million. The forgiven amounts, totaling approximately $0.9 million, were recognized as a reduction of research and development expenses in the Statements of Operations.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 13, 2015, the Company entered a Founders Agreement with Fortress, which was amended and restated on May 17, 2016, and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of Mustang and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress loaned $2.0 million, representing the up-front fee required to acquire the Company’s license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress and the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment on July 26, 2016, to the Mustang Founders Agreement, Fortress entered into an Exchange Agreement whereby Fortress exchanged its 7.25 million Class B Common shares for 9,333 common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the Annual Stock Dividend right (as described below). Each share of Class A Preferred Stock is entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Mustang common stock and (B) the whole shares of Mustang common stock into which the shares of outstanding Class A Common Stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at Fortress’ option, into one fully paid and nonassessable share of Mustang common stock, subject to certain adjustments. As holders of Class A Preferred Stock, Fortress will receive on each January 1 (each a “Annual Stock Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock, pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“Annual Stock Dividends”) such that the aggregate number of shares of common stock issued pursuant to such Annual Stock Dividend is equal to two and one-half percent (2.5%) of Mustang’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any Annual Stock Dividend Payment Date. The Company records the value of all shares issued for the Annual Stock Dividend as research and development – licenses expense in its Statements of Operations.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 69,046 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2025. The value of these shares is shown in the Statement of Stockholders’ Equity at December 31, 2024, as Common stock issuable – Annual Stock Dividend. The Company recorded an expense of approximately $0.6 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2024.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 7,061 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2024. The value of these shares is shown in the Statement of Stockholders’ Equity at December 31, 2023, as Common stock issuable – Annual Stock Dividend. The Company recorded an expense of approximately $0.5 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2023.

As additional consideration under the Mustang Founders Agreement, Mustang will also: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Mustang that occurs after the effective date of the Mustang Founders Agreement and ending on the date when Fortress no longer has majority voting control in the Company’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing, with the number of shares issuable based on the share price of the equity round or, in the instance of debt financing, the closing price of the Company’s common shares on the day prior to the closing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of the Company’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, the Company will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%). The Company records the value of all shares issued for the equity fee component of the Mustang Founders Agreement as Stock-based compensation expense in its Statements of Operations.

For the year ended December 31, 2024, the Company issued 23,450 shares of common stock to Fortress, which equaled 2.5% of the sum of the gross proceeds of $2.6 million from the sale of shares of common stock under Mustang’s At-the-Market Offering, $4.0 million gross proceeds from the May 2024 Public Offering, $2.5 million from the June 2024 PIPE, and $4.0 million from the October 2024 warrant exercise. The Company recorded an expense of approximately $0.3 million in general and administrative expenses related to these shares for the year ended December 31, 2024.

For the year ended December 31, 2023, the Company did not issue any shares of common stock and recorded the value of 1,319 shares issuable to Fortress, which equaled 2.5% of the sum of the gross proceeds of $0.2 million from the sale of shares of common stock under Mustang’s At-the-Market Offering and $4.4 million gross proceeds on the Registered Direct Offering. The shares were subsequently issued on January 2, 2024. The Company recorded an expense of approximately $0.1 million in general and administrative expenses related to these shares for the year ended December 31, 2023.

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to the Company. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the MSA and the Company’s Certificate of Incorporation, Fortress and its affiliates, including all members of the Company’s Board of Directors, will have no fiduciary or other duty to communicate or present any corporate opportunities to the Company or to refrain from engaging in business that is similar to that of the Company. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The Company records fifty percent of the Annual Consulting Fee in research and development expense and fifty percent in general and administrative expense in the Statement of Operations. For the years ended December 31, 2024 and 2023, the Company recorded expense of $0.5 million and $0.5 million, respectively, related to this agreement.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party.

Director Compensation

Dr. Rosenwald and David Jin

Pursuant to the terms of the Director Compensation Plan, Dr. Rosenwald and Mr. Jin will receive a cash fee of $50,000 per year paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii)  200 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date.

For the year ended December 31, 2024, the Company recognized $50,000 and $12,500 for Dr. Rosenwald and Mr. Jin, respectively, in expense in its Statements of Operations related to the director compensation. For the year ended December 31, 2023, the Company recognized $100,000 in expense in its Statements of Operations related to the director compensation, including approximately $50,000 in expense related to equity incentive grants. The Company issued Dr. Rosenwald 144 restricted stock awards for the year ended December 31, 2023. No restricted stock awards were granted in 2024. We recognized $12,500 in expense in our Statements of Operations related director compensation for Mr. Jin. We have not yet granted any equity awards to Mr. Jin.

Mr. Weiss - Advisory Agreement with Caribe BioAdvisors, LLC

The Board of the Company by unanimous written consent approved and authorized the execution of an advisory agreement dated January 1, 2017 (the “Advisory Agreement”), with Caribe BioAdvisors, LLC (the “Advisor”), owned by Michael S. Weiss, the Chairman of the Board, to provide the board advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the Advisory Agreement, the Advisor will be paid an annual cash fee of $60,000, paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 200 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the Board on such date.

For the year ended December 31, 2024, the Company recognized $60,000 in expense in its Statements of Operations related to the advisory agreement. For the year ended December 31, 2023, the Company recognized $110,000 in expense in its Statements of Operations related to the advisory agreement, including approximately $50,000 in expense related to equity incentive grants. The Company issued Mr. Weiss 144 shares of restricted stock for the year ended December 31, 2023. No restricted stock awards were granted in 2024.

Note 5 – Asset Purchase Agreements

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

As consideration for the Repurchase Agreement, the Company agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1.4 million, consisting of (i) an upfront payment of $0.1 million due within five (5) business days of the Effective Date and a (ii) subsequent amount of $1.3 million due on the date that is twelve (12) months after the closing date (the “Deferred Amount”). In the event that as of the original (or any extended) date on which the Deferred Amount is payable, the Company has, as of the date of the public reporting of its then-most recent quarterly audited or unaudited financial statements, net assets below $20 million, then the Company may, upon written notice to uBriGene, elect to delay its payment obligation of the Deferred Amount by an additional six (6) months, with no limit on the number of such extensions available to the Company. Notwithstanding the foregoing, if the Company has not paid the Deferred Amount in full as of the date that is twelve (12) months after closing of the Repurchase Agreement, any amounts that remain outstanding will accrue interest at a rate of 5% per annum beginning on the date that is twelve (12) months after closing and until the Deferred Amount is paid in full. Additionally, in connection with the termination of the agreements described above under the Repurchase Agreement, the Company agreed to forgive a net receivable from uBriGene of approximately $3.3 million, comprised of outstanding receivables of $6.9 million and payables of $3.6 million, resulting in total purchase consideration in the Repurchase Transactions of approximately $4.7 million. The upfront payment of $0.1 million was paid in July 2024, and as of December 31, 2024, the $1.3 million Deferred Amount was recorded in Accrued Other Expenses (see Note 7).

The Company allocated the total purchase consideration of $4.7 million to the Repurchased Assets on a relative fair value basis. The Company used a third party to perform a valuation of the repurchased equipment, which resulted in a fair value less costs to sell of approximately $2.2 million. The remaining purchase consideration of $2.5 million was allocated to the supplies repurchased. The supplies repurchased with no alternative future use were recognized as research and development expense in an amount of $2.2 million.  Repurchased supplies with an alternative future use of $0.3 million were also recognized in research and development expense, as the Company does not have plans to resume operations in the facility, and it intends to dispose of the supplies in a single transaction with the equipment. The Company concluded that the disposal group, which includes the repurchased equipment assets and associated supplies, with an aggregate fair value less costs to sell of approximately $2.2 million met the criteria to be classified as held for sale at the date of acquisition. As of December 31, 2024, the disposal group had a fair value less costs to sell of approximately $1.2 million, based primarily on offers received by third parties for the equipment. As such, the Company recorded an adjustment to the fair value less costs to sell of approximately $1.0 million.

Note 6 – Property, Plant and Equipment, and Asset Impairment

For the years ended December 31, 2024 and 2023, property, plant and equipment consisted of the following:

	Estimated Useful	December 31,	December 31,
($ in thousands)	Life (in years)	2024	2023
Leasehold improvements	9	7,694	7,694
Construction in process	N/A	—	29
Total property, plant and equipment		7,694	7,723
Less: impairment loss		(2,176)	—
Less: accumulated depreciation		(5,147)	(4,476)
Property, plant and equipment, net		$371	$3,247

Depreciation expense for the years ended December 31, 2024 and 2023, was approximately $0.7 million and $1.9 million, respectively, and was recorded in research and development expense in the Statements of Operations.

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

Note 7 - Accounts Payable and Accrued Expenses

At December 31, 2024 and 2023, accounts payable and accrued expenses consisted of the following:

	December 31,
($ in thousands)	2024	2023
Accounts payable	$7,464	$6,322
Accrued research and development	330	4,118
Accrued compensation	93	2,838
Other (1)	1,599	739
Total accounts payable and accrued expenses	$9,486	$14,017

(1) Other includes approximately $1.3 million of accrued consideration for the uBriGene Asset Purchase Agreement, see Note 5.

Note 8 - Commitments and Contingencies

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

On July 18, 2023, the Company executed, with a retroactive Effective Date of June 15, 2023, a Third Amendment to Sublease (the “Third Amendment”), with the Paul Revere Life Insurance Company, pursuant to which the Company relocated from the 26,503 square feet of rentable space on the fourth floor of the Mercantile Center to 11,916 square feet of rentable space on the second floor of the Mercantile Center. As a result of the modification, the Company recorded an adjustment to its right of use asset and related operating lease liability of $1.0 million and $1.2 million, respectively, and $0.2 million gain on the modification of the sublease, which is recorded in Other Income in the Statements of Operations. On June 28, 2024, the Company terminated the lease of its Mercantile Street Facility for a termination fee of $40,000.

On October 27, 2017, the Company entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation. Pursuant to the terms of the lease agreement, the Company agreed to lease 27,043 square feet from the landlord, located at 377 Plantation Street in Worcester, MA (the “Plantation Street Facility”), through November 2026, subject to additional extensions at the Company’s option (see Note 13). Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis.

The terms of the lease also require that the Company post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which increased to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) on November 1, 2019. After the fifth lease year, the letter of credit obligation is subject to reduction. As of December 31, 2024, the letter of credit was cancelled.

The Company leases office space under an agreement classified as an operating lease that expires in October 2026. The Company’s lease liabilities result from the lease of its Plantation Street Facility in Massachusetts, which expires in 2026. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases.

During the second quarter of fiscal year 2024, the Company identified triggering events that required an impairment of the asset group consisting of the right-of-use asset and associated leasehold improvements. The assessment concluded that impairment existed, and the impairment loss was allocated to the leasehold improvements and right-of-use assets based on the relative carrying amounts of the assets (see Note 6). At December 31, 2024, the Company had operating lease liabilities of $0.9 million and right of use assets of $0.1 million, which were included in the Balance Sheet. At December 31, 2023, the Company had operating lease liabilities of $2.5 million and right of use assets of $1.6 million, which were included in the Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2024	2023
Lease cost
Operating lease cost	$145	$439
Variable lease cost	324	467
Total	$469	$906

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2024	2023
Operating cash flows from operating leases	$534	$529
Gain on lease modification	$314	$220
Weighted-average remaining lease term – operating leases	1.8	4.5
Weighted-average discount rate – operating leases	9.0%	9.1%

Maturities of our operating leases, excluding short-term leases, are as follows:

($ in thousands)	Future Lease Liability
Year ended December 31, 2025	$516
Year ended December 31, 2026	439
Total	955
Less present value discount	(77)
Operating lease liabilities	$878

Note 9 – Notes Payable

On April 11, 2023, the Company’s long-term debt facility (the “Term Loan”) with Runway Growth Finance Corp. (“Runway”), originally entered into on March 4, 2022, was terminated upon receipt by Runway of a payoff amount of $30.4 million from the Company comprised of principal, interest and the applicable final payment amount. The loss on extinguishment of $2.8 million was recorded in interest expense in the Statements of Operations. For the years December 31, 2024, and 2023, the Company recorded the following components in interest expense:

	For the year ended December 31,
($ in thousands)	2024	2023
Interest expense	$—	$1,187
Amortization of debt discount	—	118
Loss on extinguishment	—	2,796
Other	5	8
Total interest expense	$5	$4,109

Note 10 - Stockholders’ Equity

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

In connection with the Company’s formation, Fortress subscribed for 7,000,000 shares of the Class B Common Stock and 2,666 shares of the Company’s Common Stock, pursuant to the Founders Agreement. Fortress paid the par value of $900 in 2016. The fair value of the Company’s common shares approximated par value as no licenses had been transferred at that time. In July 2016, the Class B Common Stock held by Fortress was exchanged for Class A Preferred Stock, and the Company amended and restated its Certificate of Incorporation to eliminate the Class B Common Stock and authorized a new series of Class A Preferred Stock. Dividends, if and when declared, are to be distributed pro-rata to the Class A Common Stock, Common Stock and Class A Preferred Common Stock.

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

At-the-Market Offering of Common Stock

In July 2018, the Company entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to a registration statement on Form S-3 (File No. 333-249657). Under the Mustang ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC (“Wainwright”) as an Agent. On April 14, 2023, the Mustang ATM was amended to add the limitations imposed by General Instruction I.B.6 to Form S-3 and remove Oppenheimer & Co., Inc. as an Agent. On May 31, 2024, the Company delivered notice to the Agents to terminate the Mustang ATM, which was effective June 5, 2024.

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

During the year ended December 31, 2024, the Company issued approximately 140,000 shares of common stock at an average price of $18.78 per share for gross proceeds of $2.6 million under the Mustang ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million for net proceeds of approximately $2.5 million.

During the year ended December 31, 2023, the Company issued approximately 1,034 shares of common stock at an average price of $158.07 per share for gross proceeds of $163,000 under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $3,000 for net proceeds of approximately $160,000.

Pursuant to the Founders Agreement, the Company issued 3,509 shares of common stock to Fortress at a weighted average price of $18.78 per share for the year ended December 31, 2024. For the year ended December 31, 2023, the Company did not issue any shares of its common stock to Fortress, and recorded the value of 25 shares issuable to Fortress in connection with the Mustang ATM.

May 2024 Equity Offering

On April 29, 2024, the Company commenced a best efforts equity offering with an institutional investor (the “Investor”) (the “May 2024 Offering”) of an aggregate of (i) 23,200 shares of common stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 314,352 shares of common stock (the “May 2024 Pre-Funded Warrant Shares”), (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 337,552 shares of common stock (the “Series A-1 Warrant Shares”), (iv) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 337,552 shares of common stock (the “Series A-2 Warrant Shares”), and (v) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 337,552 shares of common stock (the “Series A-3 Warrant Shares”). Each share of common stock or May 2024 Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. The public offering price for each share of common stock and accompanying Warrants was $11.85, and the public offering price for each May 2024 Pre-Funded Warrant and accompanying Warrants was $11.845. The May 2024 Pre-Funded Warrants have an exercise price of $0.005 per share, were exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $11.85 per share, will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”). The Series A-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series A-2 Warrant will expire on the twenty-four-month anniversary of the Warrant Stockholder Approval. The Series A-3 Warrant will expire on the nine-month anniversary of the Warrant Stockholder Approval. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

The net proceeds of the May 2024 Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by us, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $3.2 million. The May 2024 Offering closed on May 2, 2024.

In connection with the May 2024 Offering, the Company also entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the Investor. Under the Warrant Amendment Agreement, the Company agreed to amend certain existing warrants to purchase up to 51,764 shares of common stock that were previously issued in October 2023 to the Investor, with an exercise price of $79.00 per share (the “Existing Warrants”), in consideration for their purchase of the securities in the May 2024 Offering, as follows: (i) lower the exercise price of the Existing Warrants to $11.85 per share, (ii) provide that the Existing Warrants, as amended, will not be exercisable until the receipt of Warrant Stockholder Approval for the exercisability of the Warrants in the May 2024 Offering, and (iii) extend the original expiration date of the Existing Warrants by five years following the receipt of such Warrant Stockholder Approval. The Warrant Amendment Agreement became effective on May 2, 2024.

June 2024 Registered Direct Offering and Concurrent Private Placement of Warrants (the “June 2024 Offering”)

On June 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “June 2024 Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of Nasdaq (the “Registered Direct Offering”), (i) 60,500 shares of common stock, at a price per Share of $20.50 and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 62,100 shares of our common stock, at a price per Pre-Funded Warrant equal to $20.495, the price per share of common stock, less $0.005.

The Pre-Funded Warrants were sold in lieu of shares of common stock to the June 2024 Investor. The Pre-Funded Warrants have an exercise price of $0.005 per share, became exercisable upon issuance and remain exercisable until exercised in full.

The net proceeds from the June 2024 Offering, after deducting the fees and expenses of the Placement Agent and other offering expenses payable by us, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $2.1 million. The June 2024 Offering closed on June 21, 2024.

In a concurrent private placement, pursuant to the terms of the Purchase Agreement, the Company also agreed to issue and sell to the June 2024 Investor unregistered warrants (the “Private Placement Warrants”) to purchase up to 122,600 shares of common stock, at an offering price of $20.50 per Private Placement Warrant to purchase one share of common stock (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”) (which offering price was included in the purchase price per share of common stock or Pre-Funded Warrant). The Private Placement Warrants have an exercise price of $0.41 per share (subject to customary adjustments as set forth in the Private Placement Warrants), were exercisable upon issuance and will expire five years from the date of issuance. The Private Placement Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions. The resale of the shares of common stock issuable upon the exercise of the Private Placement Warrants was subsequently registered in July 2024 on a Form S-1 (File No. 333-280927).

Wainwright acted as the exclusive placement agent in connection with the Offerings under an Engagement Letter, dated as of June 18, 2024, between us and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the

Company issued to Wainwright (or its designees) warrants to purchase up to 7,355 shares of common stock (the “Wainwright Warrants” and, together with the Private Placement Warrants, the “2024 Warrants”). The Wainwright Warrants have substantially the same terms as the Private Placement Warrants, except that the Wainwright Warrants will expire five years from the commencement of the sales of the Offerings and have an exercise price of $25.625 per share (subject to customary adjustment as set forth in the Wainwright Warrants), representing 125% of the purchase price per share of common stock in the Registered Direct Offering.

Induced Warrant Exercise

On October 24, 2024, we entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain investor (the “Holder”) that held outstanding Series A-3 warrants (the “Existing Warrants”) to purchase up to an aggregate of 337,552 shares of our common stock, originally issued to the Holder on May 2, 2024.

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash the Series A-3 warrants at the exercise price of $11.85 per share in exchange for our agreement to issue in a private placement new Series B Common Stock purchase warrants to purchase up to (i) 337,552 shares of common stock (the “New Series B-1 Warrant Shares”) and (ii) 337,552 shares of common stock (the “New Series B-2 Warrant Shares” and collectively, the “New Warrants”). Each Warrant has an exercise price of $13.50 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”). The New Series B-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The New Series B-2 Warrant will expire on the twelve-month anniversary of the Warrant Stockholder Approval.

The closing of the transaction contemplated pursuant to the Inducement Letter occurred on October 25, 2024 (the “Closing Date”). We received aggregate gross proceeds of approximately $4.0 million from the exercise of the Existing Warrants by the Holder, before deducting placement agent fees and other expenses payable by us of approximately $0.4 million.

We engaged Wainwright to act as our exclusive agent in connection with the transaction summarized above and paid Wainwright a cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the Existing Warrants. In addition, we (i) reimbursed Wainwright for $50,000 of the fees and expenses of Wainwright’s legal counsel and other of its out-of-pocket expenses, (ii) reimbursed Wainwright for its non-accountable expenses in the amount of $25,000, and (iii) paid a management fee equal to 1.0% of the gross proceeds raised. We also issued to Wainwright or its designees (“PA Warrant Holders”) placement agent warrants (the “Wainwright Warrants”) to purchase up to 20,251 shares of Common Stock (the “Wainwright Warrant Shares”). The Wainwright Warrants have the same terms as the New Series B-1 Warrants, except that the Wainwright Warrants have an exercise price equal to $14.815 per share.

The issuance of the New Warrants was accounted for as an equity issuance cost associated with the exercise of the Existing Warrants, which had no net impact on equity as the New Warrants conveyed were determined to be equity classified.

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

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of December 31, 2024, approximately $34.8 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Form 10-K, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the number of securities it can sell under its registration statements on Form S-3.

Stock Issuances to Fortress

During the year, the Company issues shares of common stock to Fortress in connection with the Founders Agreement, see Note 4.

Stock Warrants

A summary of warrant activities for the years ended December 31, 2024 and 2023, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2022	1,387	$1,152.94	8.29
Expired	(1)	0.08	—
Granted	88,232	50.09	5.29
Outstanding as of December 31, 2023	89,618	$67.16	5.34
Exercised	(747,368)	5.35	—
Granted	2,234,669	10.93	2.10
Outstanding as of December 31, 2024	1,576,919	$14.56	3.14

Upon the exercise of warrants, the Company will issue new shares of common stock. In connection with the Company’s Registered Direct Offering on October 26, 2023, the Company issued pre-funded warrants to purchase up to 33,364 shares of common stock, and in a concurrent private placement, the Company issued unregistered warrants to purchase up to 51,764 shares of common stock, and the resale of the underlying shares of common stock were subsequently registered in April 2024 on Form S-1 (File No. 333-275997). In connection with these offerings, Wainwright received Placement Agent Warrants to purchase up to 3,104 shares of common stock. In connection with the Public Offering the Company completed in May 2024, the 51,764 unregistered warrants were repriced from the original exercise price of $79.00 per share to $11.85 per share.

In connection with the May 2024 Offering, the Company issued pre-funded warrants to purchase up to 314,352 shares of common stock and issued three series of warrants (the “Series A-1,” “Series A-2,” and “Series A-3”) to purchase up to 1,012,656 shares of common stock. In connection with these offerings, Wainwright received Placement Agent Warrants to purchase up to 20,251 shares of common stock.

In connection with the Registered Direct Offering, the Company issued pre-funded warrants to purchase up to 62,100 shares of common stock, and in the concurrent Private Placement, the Company issued unregistered warrants to purchase up to 122,600 shares of common stock. The resale of the underlying shares of common stock were subsequently registered in July 2024 on Form S-1 (File No. 333-280927). In connection with these offerings, Wainwright received Placement Agent Warrants to purchase up to 7,355 shares of common stock.

In connection with the induced warrant exercise in October 2024, the holder of the Series A-3 warrants from the May 2024 Offering agreed to exercise for cash 337,552 warrants in partial consideration for the Company to issued two series of unregistered warrants (the “New Series B-1” and “New Series B-2”) to purchase up to 675,104 shares of common stock. Upon exercise of the Series A-3 warrants, the Company issued to the holder 82,000 of the 337,552 shares of common stock. Due to beneficial ownership limitation provisions in the inducement letter agreement, the remaining 255,552 shares were initially unissued and held in abeyance for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. As of December 31, 2024, 185,880 shares remained in abeyance. In connection with the issuance of the New Series B-1 and New Series B-2 warrants, approximately $7.8 million of the aggregate fair value was deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the exercise date. The deemed dividend was included in the net loss attributable to Class A common and common stockholders in the calculation of net loss per share in the Statements of Operations (see Note 2). The resale of the underlying shares of common stock were subsequently registered in November 2024 on Form S-3 (File No. 333-283420). In connection with these offerings, Wainwright received Placement Agent Warrants to purchase up to 20,251 shares of common stock.

The key inputs used for the Black-Scholes Model calculation on October 25, 2024, to measure the fair value of the New Warrants, were as follows:

	New Series B-1	New Series B-2
	Warrants	Warrants
Stock Price	14.50	14.50
Risk-free interest rate	4.1%	4.3%
Expected dividend yield	—	—
Expected term in years	5	1
Expected volatility	122.2%	213.2%

As of December 31, 2024, all of the pre-funded warrants have been exercised.

Equity Incentive Plan

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by our stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,666 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 6,666 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 10,666 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 14,666 shares

As of December 31, 2024, 6,946 shares are available for issuance of stock-based awards under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the years ended December 31, 2024 and 2023:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2023	1,521	$4,297.50	3.31
Outstanding at December 31, 2024	1,521	$4,297.50	2.31
Options vested and exercisable at December 31, 2024	951	$4,297.50	2.31

As of December 31, 2024, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock Awards

Certain employees and directors have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activities for the years ended December 31, 2024 and 2023:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2022	675	$1,107.83
Granted	720	345.00
Vested	(110)	2,310.00
Nonvested at December 31, 2023	1,285	$577.50
Vested	(90)	2,722.50
Nonvested at December 31, 2024	1,195	$415.95

As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.2 million, which is expected to be recognized over a weighted average period of approximately 1.1 years.

Restricted Stock Units

The following table summarizes restricted stock units’ activities for the year ended December 31, 2024 and 2023:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2022	3,303	$1,391.48
Granted	577	256.51
Forfeited	(1,027)	1,374.25
Vested	(942)	1,614.25
Nonvested at December 31, 2023	1,911	$948.25
Forfeited	(1,320)	911.70
Vested	(365)	1,205.20
Nonvested at December 31, 2024	226	$746.70

As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $25,000, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The following table summarizes stock-based compensation expense for the years ended December 31, 2024 and 2023 (in thousands).

	For the year ended December 31,
	2024	2023
General and administrative	$200	$436
Research and development	(650)	132
Total stock-based compensation expense	$(450)	$568

Employee Stock Purchase Plan

In connection with our Employee Stock Purchase Plan (“ESPP”), eligible employees of Mustang and Fortress can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of December 31, 2024, 2,562 shares have been purchased, and 6,771 shares are available for future sale under the Company’s ESPP.

Note 11 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2024 and 2023.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year ended December 31,
	2024	2023
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	16%	16%
Non-deductible items	(1)%	—%
Tax credits	1%	4%
Other	(10)%	(3)%
Change in valuation allowance	(27)%	(38)%
Income taxes provision (benefit)	—	—

The components of the net deferred tax asset as of December 31, 2024 and 2023 are the following:

	For the year ended December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryovers	$95,131	$84,651
Stock compensation and other	1,537	1,946
Change in fair value of warrant liabilities	59	59
Amortization of license	9,672	11,856
Lease liability	326	929
Accruals and reserves	1,922	1,841
Startup costs	4	5
Tax credits	19,046	18,189
174 Capitalization	24,437	28,800
Total deferred tax assets	152,134	148,276
Less: valuation allowance	(152,104)	(147,694)
Net deferred tax assets	$30	$582

Deferred tax liabilities:
Right of use asset	(30)	(582)
Total deferred tax assets, net	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023. A valuation allowance of approximately $152.1 million and $147.7 million, respectively, was recorded for the years ended December 31, 2024 and 2023.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $277.7 million and $568.2 million, respectively. Approximately $254.0 million and $0.5 million of the federal and state net operating loss carryforwards, respectively, can be carried forward indefinitely. As of December 31, 2024, the Company had federal and state income tax credits of approximately $15.0 million and $5.1 million, respectively, which will begin to expire in 2034. Under the provisions of Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOLs and income tax credits carryforwards to offset future tax liabilities. Certain tax attributes may be subject to an annual limitation as a result of the

Company’s January 2017 capital raise, as it appears to constitute an ownership change under Section 382. Additionally, under Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2024. The Company has no income tax effect due to the recognition of a full valuation allowance on all of its deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized regardless of whether an “ownership change” has occurred.

There are no significant items determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the periods ended December 31, 2024 and 2023. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2024 and 2023.

The Company is subject to U.S. federal and various state taxes. As of December 31, 2024, the earliest federal tax year open for the assessment of income taxes under the applicable statutes of limitations is its 2021 tax year.

Beginning with the 2022 tax year, the Company is required to capitalize research and development expenses for tax purposes as defined under Internal Revenue Code Section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and for expenses that are incurred for research and development outside the U.S., the amounts will be amortized over 15 years.  As a result of Section 174 capitalization, the Company recognized a deferred tax asset of $24.4 million.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2024 and 2023. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) was signed into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact on the Company’s income tax provision for 2024 and 2023.

Note 12 – Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company views its operations and manages its business in one reportable segment, which reflects the research and development of potential cures for difficult-to-treat cancers and autoimmune diseases. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The primary financial measure by which the CODM evaluates the business is net loss. The CODM uses net loss to monitor budget versus actual results to assess performance of the segment.

The table below summarizes the significant segment expenses reported to the CODM for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Operating expenses:
MB-106 program costs	$516	$4,727
MB-109 program costs	487	1,140
All other program costs	(641)	548
Research and development - stock-based compensation	(650)	132
Research and development - other costs (1)	7,845	33,966
Research and development - licenses acquired	861	527
General and administrative - stock-based compensation	201	435
General and administrative - other costs (2)	3,934	9,251
Segment operating loss	$12,553	$50,726
Reconciliation to net loss
Asset impairment	(3,692)	-
Gain on sale of property and equipment	-	1,466
Other income (expense), net	314	917
Interest income (expense), net	179	(3,259)
Net Loss	$(15,752)	$(51,602)

(1)	Includes expenses primarily related to the repurchase of equipment from uBriGene and termination of existing manufacturing and service agreements with uBriGene, lab supplies and software licenses and subscriptions.
(2)	Includes expenses primarily related to outside service costs, business insurance and board of director fees.

Note 13 – Subsequent Events

Reverse stock split

On January 15, 2025, the Company filed the Reverse Split Amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Reverse Stock Split.

The Company’s stockholders previously approved the Reverse Stock Split within a range of between 1-for-10 and 1-for-50, with the final ratio to be determined by the board of directors of the Company (the “Board”). On January 6, 2025, the Board selected a final ratio of 1-for-50.

As a result of the Reverse Stock Split, every 50 shares of the Company’s pre-Reverse Stock Split common stock were combined and reclassified as one share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the payment in lieu of issuance of fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise hold a fractional share of common stock received (upon surrender to the exchange agent of certificates representing such shares), a cash payment in lieu thereof, without interest or deduction, rounded to the nearest cent, in an amount equal to the product obtained by multiplying (a) the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market as of the effective date of the Reverse Stock Split, by (b) the fraction of one share owned by the stockholder.

The Reverse Stock Split became effective on January 15, 2025, and the common stock was quoted on the Nasdaq Capital Market on a post-Reverse Stock Split basis at the open of business on January 16, 2025. The Company’s post-Reverse Stock Split common stock has a new CUSIP number, 62818Q302, but the par value and other terms of the common stock were not affected by the Reverse Stock Split.

February 2025 Public Offering

On February 5, 2025, the Company commenced a best efforts public offering (the “Offering”) of an aggregate of (i) 495,000 shares (the “Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-1 Warrant Shares”), and (iv) Series C-2 warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-2 Warrant Shares,” and together with the Series C-1 Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 warrants will expire five years from the Warrant Stockholder Approval and the Series C-2 warrants will expire twenty-four months from the Warrant Stockholder Approval.

The net proceeds of the Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, is approximately $6.9 million. The Offering closed on February 10, 2025.

Pursuant to an Engagement Letter (the “Engagement Letter”) with Wainwright (the “Placement Agent”), the Company agreed to pay the Placement Agent in connection with the Offering (i) a cash fee equal to 7.0% of the aggregate gross proceeds raised in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds raised in the Offering, (iii) up to $100,000 for fees and expenses of the Placement Agent’s counsel and other out of pocket expenses, (iv) a non-accountable expense allowance of $25,000, (v) up to $3,500 for road show expenses, and (vi) $15,950 for the clearing expenses.

Also pursuant to the Engagement Letter, the Company, in connection with the Offering, agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 159,468 shares of common stock (the “Placement Agent Warrant Shares”) (which represents 6.0% of the Shares and Pre-Funded Warrants sold in the Offering). The Placement Agent Warrants will become exercisable beginning on the effective date of the Warrant Stockholder Approval, have an exercise price of $3.7625 (125% of the combined public offering price per share of common stock and accompanying Warrants) and will terminate on the five-year anniversary of commencement of sales in the Offering.

Termination of lease and sale of equipment

On February 10, 2025, the Company entered into a Bill of Sale and Surrender Agreement (the “Sale/Surrender Agreement”), effective as of January 31, 2025 (the “Effective Date”), with AbbVie Bioresearch Center Inc., a Delaware corporation (“AbbVie”). The Company was the tenant in the leased premises located at 377 Plantation Street, Worcester, Massachusetts (the “Premises”) under a Lease Agreement, dated as of October 27, 2017 (the “Lease”) with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation (the “Landlord”). In connection with the entrance into the Sale/Surrender Agreement, the Company also entered into an Escrow Agreement, dated February 10, 2025 (the “Escrow Agreement”), with Bowditch & Dewey, LLP, as escrow agent (the “Escrow Agent”), pursuant to which the Escrow Agent would disburse the Purchase Price (defined herein) pursuant to the terms of the Escrow Agreement.

Pursuant to the terms of the Sale/Surrender Agreement, AbbVie agreed to purchase from the Company, and the Company agreed to sell and convey to AbbVie, certain furniture, fixtures and equipment (“FF&E”), which the Company classified as held for sale as of December 31, 2024, located in the Premises and other items as set forth in the Sale/Surrender Agreement for a purchase price of $1.0 million (the “Purchase Price”). AbbVie also agreed to lease the Premises from the Landlord following the termination of the Lease pursuant to a First Amendment to Lease Agreement (the “Amendment”), dated as of February 7, 2025.

The closing of the transactions described above occurred on February 21, 2025 (the “Closing”), with AbbVie’s issuance of an Acceptance Notice (as defined in the Sale/Surrender Agreement) to the Company stating that a Sufficient Percentage (as defined in the Sale/Surrender Agreement) of the FF&E items listed in the Sale/Surrender Agreement are present in the Premises and functional for their intended purpose without the need for repair or replacement. On February 25, 2025, as a result of the issuance of the Acceptance Notice, pursuant to the terms of the Escrow Agreement, the Escrow Agent released the Purchase Price to the Company.

Nasdaq Continued Listing Requirements

On May 16, 2024, the Company was notified by the Staff of the Listings Qualification Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company’s closing bid price was below $1.00 per share for 30 consecutive business days, and that, therefore, the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), which is the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Under a decision by the Nasdaq Hearings Panel (the “Panel”), the Company was provided until January 31, 2025, to satisfy the Bid Price Rule for at least 10 consecutive trading days. The Company effected a 1-for-50 reverse stock split on January 15, 2025, which was intended to bring the Company into compliance with Nasdaq’s Bid Price Rule. On February 10, 2025, the Company was notified by the Staff that it had regained compliance with the Bid Price Rule.

On March 13, 2024, the Company was notified by the Staff that the Company was not in compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) for continued listing on the Nasdaq Capital Market. Under a decision by the Panel, the Company was provided until February 18, 2025, to evidence compliance with the Equity Rule. The Company completed a best-efforts public offering for net proceeds of approximately $6.9 million, which closed on February 10, 2025. Following the closing, the Company provided an updated forecast to the Panel evidencing compliance with the Equity Rule. On February 26, 2025, the Company was notified by the Staff that it had regained compliance with the Equity Rule and is subject to mandatory monitoring by the Panel for one year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Manuel Litchman, M.D.
Name: Manuel Litchman, M.D.
Title: President, Chief Executive Officer and Interim Chief Financial Officer

March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manuel Litchman	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Manuel Litchman, M.D.	(Principal Executive Officer and Principal Financial and Accounting Officer)	March 28, 2025

/s/ Michael S. Weiss	Chairman of the Board of Directors and Executive
Michael S. Weiss	Chairman	March 28, 2025

/s/ Adam Chill
Adam Chill	Director	March 28, 2025

/s/ Neil Herskowitz
Neil Herskowitz	Director	March 28, 2025

/s/ David Jin
David Jin	Director	March 28, 2025

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, M.D.	Director	March 28, 2025

/s/ Michael Zelefsky
Michael Zelefsky, M.D.	Director	March 28, 2025

96