Form 10-Q
period 2025-03-31
MUSTANG BIO, INC.
filed 2025-05-14
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-38191

MUSTANG BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3828760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Sawyer Road, Suite 110

Waltham, MA 02453

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of May 13, 2025
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	3,532,452

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms to us, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our potential product candidates.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent on raising additional capital, and our efforts to do so may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop, and, if approved, commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology and oncolytic virus product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical and clinical development are both highly speculative and carry high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our product candidates, if approved.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products’ liability claims related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of any such products.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadline for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could therefore be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property rights covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ intellectual property rights against third-party infringers.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

General Risks and Risks Associated with Ownership of Our Common Stock

●	We may become involved in securities class action litigation that could divert management’s attention and harm our business.
●	The market price for our common stock has been volatile and may continue to fluctuate or may decline significantly in the future.
●	The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits, or we could lose key data which could cause us to curtail or cease operations.
●	We rely on information technology, and any internet or internal computer system failures, inadequacies, interruptions or compromises of our systems or the security of confidential information could damage our reputation and harm our business.
●	Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including but not necessarily limited to noncompliance with regulatory standards and requirements or internal procedures, policies or agreements to which such employees, consultants and partners are subject, any of which could have a material adverse effect on our business.
●	We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
●	Our growth is subject to economic and geopolitical conditions.
●	Our business could be adversely affected by the effects of health pandemics or epidemics, which could cause significant disruptions in our operations.
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash and cash equivalents	$14,231	$6,839
Other receivables	467	402
Prepaid expenses and other current assets	211	200
Property, plant and equipment, held for sale	—	1,165
Total current assets	14,909	8,606

Property, plant and equipment, net	—	371
Other assets	—	250
Operating lease right-of-use asset, net	—	81
Total Assets	$14,909	$9,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,337	$9,486
Payables and accrued expenses - related party	2,813	2,667
Operating lease liabilities - short-term	—	456
Total current liabilities	11,150	12,609

Deferred income	150	150
Operating lease liabilities - long-term	—	422
Total Liabilities	11,300	13,181

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively
Class A common shares, 845,385 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common shares, 2,528,046, and 985,972 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	5
Common stock issuable, zero and 69,046 shares as of March 31, 2025 and December 31, 2024, respectively	—	611
Additional paid-in capital	400,485	392,234
Accumulated deficit	(396,876)	(396,723)
Total Stockholders’ Equity	3,609	(3,873)
Total Liabilities and Stockholders’ Equity	$14,909	$9,308

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$(964)	$3,804
General and administrative	1,217	1,427
Total operating expenses	253	5,231
Loss from operations	(253)	(5,231)

Other income
Interest income, net	100	40
Total other income	100	40
Net Loss	$(153)	$(5,191)

Net loss per Class A common and common shares outstanding, basic and diluted	$(0.05)	$(24.81)

Weighted average number of Class A common and common shares outstanding, basic and diluted	2,860,946	209,201

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended March 31, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2024	250,000	$—	845,385	$—	985,972	$5	$611	$392,234	$(396,723)	$(3,873)
Issuance of common shares - Annual Stock Dividend	—	—	—	—	69,046	—	(611)	611	—	—
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	67,806	—	—	216	—	216
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	495,000	—	—	6,782	—	6,782
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	54,440	—	—	599	—	599
Issuance of common shares under ESPP	—	—	—	—	100	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	9	—	—	38	—	38
Abeyance Shares released	—	—	—	—	185,880	—	—	—	—	—
Exercise of warrants	—	—	—	—	670,000	—	—	—	—	—
Reverse Split (1-for-50) adjustment	—	—	—	—	(207)	(5)	—	5	—	—
Net loss	—	—	—	—	—	—	—	—	(153)	(153)
Balances at March 31, 2025	250,000	$—	845,385	$—	2,528,046	$—	$—	$400,485	$(396,876)	$3,609

	For the Three Months Ended March 31, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2023	250,000	$—	845,385	$—	166,974	$1	$591	$380,502	$(380,971)	$123
Issuance of common shares - Annual Stock Dividend to Fortress	—	—	—	—	7,061	—	(477)	477	—	—
Issuance of common shares - Equity fee on At-the-Market offering	—	—	—	—	1,319	—	(114)	114	—	—
Issuance of common shares under ESPP	—	—	—	—	835	—	—	48	—	48
Stock-based compensation expenses	—	—	—	—	101	—	—	76	—	76
Exercise of warrants	—	—	—	—	14,084	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	(5,191)	(5,191)
Balances at March 31, 2024	250,000	$—	845,385	$—	190,374	$1	$—	$381,218	$(386,162)	$(4,943)

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(153)	$(5,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - Equity fee on Equity Offerings to Fortress Biotech	216	—
Stock-based compensation expenses	38	76
Depreciation expense	34	285
Amortization of operating lease right-of-use assets	7	411
Gain on lease termination	(394)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11)	371
Other receivables	185	(2,859)
Accounts payable and accrued expenses	(1,384)	997
Payable and accrued expenses - related party	146	1,020
Lease liabilities	(73)	(431)
Net cash used in operating activities	(1,389)	(5,321)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	1,165	—
Net cash from investing activities	1,165	—

Cash Flows from Financing Activities:
Proceeds from issuance of common shares, net of offering costs - equity offering	7,017	—
Proceeds from issuance of common shares, net of offering costs - At-the-Market offering	599	—
Proceeds from warrant exercises	—	1
Proceeds from issuance of common shares under ESPP	—	48
Net cash provided by financing activities	7,616	49

Net change in cash, cash equivalents and restricted cash	7,392	(5,272)
Cash, cash equivalents and restricted cash, beginning of the period	6,839	6,984
Cash, cash equivalents and restricted cash, end of the period	$14,231	$1,712

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$611	$591
Unpaid offering costs - equity offering	$235	$—

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Reverse Stock Split

On January 15, 2025, the Company filed an amendment (the “Reverse Split Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 1-for-50 reverse stock split of the Company's shares of common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every 50 shares of common stock outstanding immediately prior to effectiveness of the Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The Reverse Stock Split became effective on January 15, 2025, and the common stock was quoted on the Nasdaq Capital Market on a post-split basis at the open of business on January 16, 2025. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received a proportional cash payment.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash and cash equivalents of $14.2 million. The Company has funded its operations to date primarily with the proceeds from various public and private offerings of its common stock. It has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2025, the Company had an accumulated deficit of $396.9 million.

The Company will require substantial additional financings through equity and/or debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing product candidates. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these unaudited financial statements are issued. In performing its evaluation, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances cannot be considered probable at this time because these plans are not entirely within the Company’s control.

The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these unaudited financial statements are issued. The Company made strategic decisions in 2024, including a significant reduction in its workforce and the termination of certain license agreements. In February 2025, the Company terminated the operating lease of its Plantation Street Facility and sold its remaining equipment to preserve capital and prioritize the allocation of resources for clinical programs. The Company continues to pursue raising additional cash resources primarily through public or private equity financings. The Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2024, which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2025 (the “2024 Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The CODM assesses performance for the research and development segment and decides how to allocate resources based on net loss, which is reported on the Unaudited Statements of Operations. The CODM uses net loss to evaluate costs to develop its pipeline. The accounting policies of the segment are the same as those described in this Note 2.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the 2024 Form 10-K.

Recently Issued Accounting Standards

As of March 31, 2025, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2024 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

With respect to the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three months ended March 31, 2025 and 2024, expenses related to the Management Services Agreement are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended March 31, 2025 and 2024, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to the Management Services Agreement.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of the Company’s common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.  For the three months ended March 31, 2025, the Company issued 67,806 shares to Fortress in connection with the equity financings and recorded expense of approximately $0.2 million in general and administrative expenses related to these shares. For the three months ended March 31, 2024, no equity or debt financing occurred, and no shares were issued to Fortress pursuant to the Founders Agreement.

Annual Stock Dividend

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company issued 69,046 shares of common stock to Fortress as the Annual Stock Dividend on January 1, 2025, (as such term is defined in the Certificate of Incorporation), representing 2.5% of the fully-diluted outstanding equity of the Company on December 31, 2024. The value of these shares was recorded as Common stock issuable – Annual Stock Dividend to Fortress in the Statement of Stockholders’ Equity at December 31, 2024. The Company recorded an expense of approximately $0.6 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2024.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party.

Note 4 – Property, Plant and Equipment, Net and Held for Sale

In February 2025, the Company terminated the lease of its Plantation Street Facility. The remaining lease liability of approximately $0.8 million was reversed, and the remaining leasehold improvements of approximately $0.3 million and right of use assets of approximately $0.1 million were written off, resulting in a net gain of $0.4 million recorded in research and development expense in the Unaudited Statements of Operations. In conjunction with the termination of the lease, the Company also completed the sale of the remaining equipment held for sale for approximately $1.2 million, which had been classified as held for sale at December 31, 2024.

Note 5 - Accounts Payable and Accrued Expenses

At March 31, 2025, and December 31, 2024, accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2025	2024
Accounts payable	$6,309	$7,464
Accrued research and development	361	330
Accrued compensation	160	93
Other	1,507	1,599
Total accounts payable and accrued expenses	$8,337	$9,486

Note 6 - Stockholders’ Equity

Registration Statements

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of March 31, 2025, approximately $34.2 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Form 10-Q, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

February 2025 Equity Offering

On February 5, 2025, the Company commenced a best efforts public offering (the “February 2025 Offering”) of an aggregate of (i) 495,000 shares (the “Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-1 Warrant Shares”), and (iv) Series C-2 warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-2 Warrant Shares,” and together with the Series C-1 Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 warrants will expire five years from the Warrant Stockholder Approval and the Series C-2 warrants will expire twenty-four months from the Warrant Stockholder Approval.

The net proceeds of the February 2025 Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, were approximately $6.8 million. The February 2025 Offering closed on February 10, 2025.

Pursuant to an Engagement Letter (the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright” or the “Placement Agent”), the Company agreed to pay the Placement Agent in connection with the February 2025 Offering (i) a cash fee equal to 7.0% of the aggregate gross proceeds raised in the February 2025 Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds raised in the February 2025 Offering, (iii) up to $100,000 for fees and expenses of the Placement Agent’s counsel and other out of pocket expenses, (iv) a non-accountable expense allowance of $25,000, (v) up to $3,500 for road show expenses, and (vi) $15,950 for the clearing expenses.

Also pursuant to the Engagement Letter, the Company, in connection with the February 2025 Offering, agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 159,468 shares of common stock (the “Placement Agent Warrant Shares”) (which represented 6.0% of the Shares and Pre-Funded Warrants sold in the February 2025 Offering). The Placement Agent Warrants became exercisable beginning on the effective date of the Warrant Stockholder Approval, have an exercise price of $3.7625 (125% of the combined public offering price per share of common stock and accompanying Warrants) and will terminate on the five-year anniversary of commencement of sales in the Offering.

At-the-Market Offering

On May 31, 2024, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with Wainwright (the “Manager”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through or to the Manager pursuant to the 2024 S-3. Under the ATM Agreement, the Company pays the Manager a commission of 3.0% of the gross proceeds from the sales of any shares of common stock. The Company will also reimburse the Manager for certain expenses incurred in connection with the ATM Agreement. The Company and the Manager may each terminate the ATM Agreement at any time upon specified prior written notice.

During the three months ended March 31, 2025, the Company issued approximately 54,000 shares of common stock at an average price of $11.55 for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $27,000.

Warrants

A summary of warrant activities for the three months ended March 31, 2025, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2024	1,576,919	$14.56	3.14
Exercised	(670,000)	0.00	—
Granted	7,637,889	2.17	2.52
Outstanding as of March 31, 2025	8,544,808	$4.63	2.79

Upon the exercise of warrants, the Company will issue new shares of common stock. In connection with the February 2025 Offering on February 10, 2025, the Company issued pre-funded warrants to purchase up to 2,162,807 shares of common stock and issued two series of warrants to purchase up to 5,315,614 shares of common stock. In connection with this offering, Wainwright received Placement Agent Warrants to purchase up to 159,468 shares of common stock.

During the three months ended March 31, 2025, 670,000 of the pre-funded warrants were exercised at an exercise price of $0.0001 per share. As of March 31, 2025, 1,492,807 pre-funded warrants were outstanding.

Equity Incentive Plan

The Company has in effect the Mustang Bio, Inc. 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by the Company’s stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants to issue up to 2,666 shares of authorized but unissued common stock, expires 10 years from adoption, and limits the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 6,666 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 10,666 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 14,666 shares.

As of March 31, 2025, 6,958 shares were available for future issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the three months ended March 31, 2025:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2024	1,521	$4,297.50	2.31
Outstanding at March 31, 2025	1,521	$4,297.50	2.06
Options vested and exercisable at March 31, 2025	951	$4,297.50	2.06

As of March 31, 2025, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur.

Restricted Stock

The following table summarizes restricted stock award activities for the three months ended March 31, 2025:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2024	1,195	$415.95
Nonvested at March 31, 2025	1,195	$415.95

As of March 31, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.1 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 0.8 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the three months ended March 31, 2025:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2024	226	$746.70
Forfeited	(12)	1,321.25
Vested	(16)	983.25
Nonvested at March 31, 2025	198	$692.77

As of March 31, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $13,000, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.3 years.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
General and administrative	$49	$47
Research and development (1)	(11)	29
Total stock-based compensation expense	$38	$76

(1) Credit reflects the forfeitures of restricted stock units and the reversal of previously incurred stock-based compensation expense.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of March 31, 2025, 2,662 shares have been purchased, and 6,671 shares are available for future sale under the Company’s ESPP.

Note 7 – Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, including prefunded warrants and shares held in abeyance, during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented; therefore diluted net loss per share is the same as basic net loss per share, since the inclusion of potentially dilutive securities would be anti-dilutive.

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

	For the three months ended March 31,
	2025	2024
Warrants (1)	7,052,001	56,254
Options	1,521	1,521
Class A preferred shares (2)	333	333
Unvested restricted stock awards	1,195	1,285
Unvested restricted stock units	198	1,434
Total	7,055,248	60,827

(1)	For the three months ended March 31, 2025, total warrants exclude 1,492,807 pre-funded warrants issued in connection with the February 2025 Offering. For the three months ended March 31, 2024, total warrants exclude 19,280 pre-funded warrants issued in connection with the October 2023 Registered Direct Offering, respectively. The shares underlying the pre-funded warrants are included in the basic and diluted net loss per share for the three months ended March 31, 2025 and 2024.
(2)	Class A preferred shares are reflected on an as-if converted basis.

The Company considers Class A common stock and Class A preferred stock to be additional classes of common stock for the purpose of calculating net loss per share, as they do not have preferential rights when compared to the Company’s common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. At March 31, 2025, the Class A common stock and Class A preferred stock have rights to convert to a total of 1,460 common shares.

Note 8 – Income Taxes

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

Note 9 – Commitments and Contingencies

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

Leases

On February 7, 2025, the Company entered into the First Amendment to the Lease Agreement with WCS – 377 Plantation Street, Inc. (the “Landlord”), pursuant to which the Company’s lease of its Plantation Street Facility was terminated. Following the termination of the lease, the Company is no longer party to any leases for office space or equipment. Upon termination of the lease, the Company moved its headquarters to 95 Sawyer Road, Suite 110, Waltham, MA, which is office space leased by Fortress. Fortress allocates a small portion of its rent and office related costs to the Company on a monthly basis.

Upon termination of the lease, the Company wrote off the remaining right of use assets, operating lease liabilities, and associated leasehold improvements and recorded a net gain of approximately $0.4 million in research and development expenses in the Unaudited Statements of Operations. As of March 31, 2025, the Company had no operating lease liabilities or right of use assets. At December 31, 2024, the Company had operating lease liabilities of $0.9 million and right of use assets of $0.1 million, which were included in the Unaudited Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months Ended
	March 31,	March 31,
($ in thousands)	2025	2024
Lease cost
Operating lease cost	$20	$52
Variable lease cost	117	15
Total	$137	$67

	For the Three Months Ended
	March 31,	March 31,
($ in thousands)	2025	2024
Operating cash flows from operating leases	$86	$156
Gain on lease termination	$394	$—
Weighted-average remaining lease term – operating leases	-	4.3
Weighted-average discount rate – operating leases	9.0%	9.1%

Note 10 – Subsequent Events

In April 2025, certain investors from the February 2025 Offering exercised 1,004,355 pre-funded warrants. Upon the exercise of these pre-funded warrants, the Company issued shares of its common stock. As of the date hereof, 488,452 pre-funded warrants from the February 2025 Offering remain outstanding.

In

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Note Regarding Forward-Looking Statements

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

We are developing CAR T therapy for solid tumors in partnership with COH targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide on the development of a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. A Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) has also completed the treatment phase and patients continue to be assessed for long-term safety. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma. Pursuant to termination of the lease for our cell processing center in Worcester, MA, we are exploring with COH and Nationwide the possibility of initiating this clinical trial as an investigator-sponsored single-institution study at COH in the first quarter of 2026.

We are also developing a CAR T therapy for hematologic malignancies and autoimmune diseases in partnership with Fred Hutch targeting CD20 (MB-106). In May 2021, we announced that the U.S. Food and Drug Administration (“FDA”) accepted our IND Application for MB-106. As of March 1, 2025, 53 patients have been treated in an ongoing Phase 1 clinical trial sponsored by Fred Hutch (ClinicalTrials.gov Identifier: NCT03277729) and 20 patients have been treated in the Phase 1 clinical trial sponsored by us (ClinicalTrials.gov Identifier: NCT05360238). Each clinical trial has completed its respective treatment phase, and patients continue to be assessed for long-term safety. Pursuant to termination of the lease for our cell processing center in Worcester, MA, we are exploring with Fred Hutch the possibility of initiating a Phase 1 trial in autoimmune diseases as an investigator-sponsored single-institution study at Fred Hutch in the first quarter of 2026.

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

We are currently exploring with COH and Nationwide the possibility of conducting an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the first quarter of 2026. Because cell processing for MB-101 will revert back to COH – where the product continues to be manufactured today for other investigator-sponsored clinical trials being conducted by COH in malignant brain tumors (ClinicalTrials.gov Identifiers: NCT04003649, NCT04661384, NCT04510051), we believe that it is reasonable to assume that the FDA will not require a lead-in cohort, wherein patients would have to be treated with MB-101 alone prior to dual MB-108 administration. Should this, indeed, be the case, the first patient enrolled will receive the combination of MB-101 and MB-108, which will represent a considerable savings of time and money – as well as afford the potential benefit of both therapies to every patient treated on study.

MB-106 (CD20-targeted CAR T cell therapy for Autoimmune Diseases)

Currently, we are focused on the development of MB-106, in collaboration with Fred Hutch, for autoimmune diseases. We are in planning stages for a proof-of-concept investigator-sponsored clinical trial and actively evaluating potential indications in which MB-106 may be most effective and serve a patient population with high unmet need with a potential trial initiation in the first quarter of 2026.

We have also previously been granted Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA for the treatment of relapsed or refractory CD20-positive Waldenstrom macroglobulinemia and follicular lymphoma based on clinical data in both indications disclosed previously.

To date, we have not received approval for the sale of any of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable.

Recent Developments

Reverse Split

On January 15, 2025, we filed a certificate of amendment (the “Amendment”) to our amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 1-for-50 reverse stock split of our issued and outstanding common stock, without any change to par value. The Amendment became effective upon such filing. No fractional shares were issued in connection with the reverse stock split, as all fractional shares were rounded down to the next whole share. The reverse stock split was intended to bring the Company into compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”).

All share and per share amounts of our common stock listed in this Form 10-Q have been adjusted to give effect to the reverse stock split.

Termination of lease and sale of equipment

On February 10, 2025, we entered into a Bill of Sale and Surrender Agreement (the “Sale/Surrender Agreement”), effective as of January 31, 2025, with AbbVie Bioresearch Center Inc., a Delaware corporation (“AbbVie”). We were the tenant in the leased premises located at 377 Plantation Street, Worcester, Massachusetts (the “Premises”) under a Lease Agreement, dated as of October 27, 2017 (the “Lease”) with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation (the “Landlord”). In connection with the entrance into the Sale/Surrender Agreement, we also entered into an Escrow Agreement, dated February 10, 2025 (the “Escrow Agreement”), with Bowditch & Dewey, LLP, as escrow agent (the “Escrow Agent”), pursuant to which the Escrow Agent would disburse the Purchase Price (defined herein) to us pursuant to the terms of the Escrow Agreement.

Pursuant to the terms of the Sale/Surrender Agreement, AbbVie agreed to purchase from us, and we agreed to sell and convey to AbbVie, certain furniture, fixtures and equipment (“FF&E”), which we classified as held for sale as of December 31, 2024, located in the Premises and other items as set forth in the Sale/Surrender Agreement for a purchase price of $1.0 million (the “Purchase Price”). AbbVie also agreed to lease the Premises from the Landlord following the termination of the Lease pursuant to a First Amendment to Lease Agreement, dated as of February 7, 2025.

The closing of the transactions described above occurred on February 21, 2025, with AbbVie’s issuance of an Acceptance Notice (as defined in the Sale/Surrender Agreement) to us stating that a Sufficient Percentage (as defined in the Sale/Surrender Agreement) of the FF&E items listed in the Sale/Surrender Agreement are present in the Premises and functional for their intended purpose without the need for repair or replacement. On February 25, 2025, as a result of the issuance of the Acceptance Notice, pursuant to the terms of the Escrow Agreement, the Escrow Agent released the Purchase Price to us. On February 27, 2025, we announced the relocation of our corporate headquarters to 95 Sawyer Road, Waltham, Massachusetts.

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

On May 16, 2024, we received a second notice (the “Second Letter”) from the Staff of Nasdaq indicating that the bid price of our common stock had closed below $1.00 per share for 31 consecutive business days and, as a result, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Bid Price Rule”). The Second Letter from Nasdaq had no immediate effect on the listing of our common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded a 180-calendar day grace period, or until November 12, 2024, to regain compliance with the Bid Price Rule. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) during the 180-calendar day grace period.

By decision dated November 8, 2024, a Nasdaq Hearings Panel (the “Panel”) granted our request for an extension to evidence compliance with all applicable criteria for continued listing on the Nasdaq Capital Market, including the Bid Price Rule, through January 31, 2025, and the Equity Rule through February 18, 2025.

On January 15, 2025, we effected the reverse stock split described above, which was intended to bring us into compliance with the Bid Price Rule. On February 10, 2025, we were notified by the Staff that we had regained compliance with the Bid Price Rule.

On February 10, 2025, we completed a best-efforts public offering for net proceeds of approximately $6.8 million. Following the closing, we provided an updated forecast to the Panel evidencing compliance with the Equity Rule. On February 26, 2025, we were notified by the Staff that we had regained compliance with the Equity Rule and are subject to mandatory monitoring by the Panel for one year.

Financing Activities

February 2025 Equity Offering

On February 5, 2025, we commenced a best efforts public offering (the “February 2025 Offering”) of an aggregate of (i) 495,000 shares (the “Shares”) of our common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-1 Warrant Shares”), and (iv) Series C-2 warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-2 Warrant Shares,” and together with the Series C-1 Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and will be exercisable beginning on the effective date of the Warrant Stockholder Approval. The Series C-1 warrants will expire five years from the Warrant Stockholder Approval and the Series C-2 warrants will expire twenty-four months from the Warrant Stockholder Approval. The Warrant Stockholder Approval was obtained on March 23, 2025.

The net proceeds of the Offering, after deducting the fees and expenses of the Placement Agent, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $6.8 million. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes. The February 2025 Offering closed on February 10, 2025.

May 2024 At the Market Offering Agreement

On May 31, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Manager”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock (the “ATM Shares”), through or to the Manager. The offer and sale, if any, of ATM Shares by us under the ATM Agreement will be made pursuant to our registration statement on Form S-3 (File No. 333-279891) (the “Registration Statement”) under the Securities Act, and the related prospectus included therein, filed with the SEC on May 31, 2024, and declared effective on June 12, 2024.

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

During the three months ended March 31, 2025, we issued approximately 54,000 shares of common stock at an average price of $11.55 for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $27,000.

The amount of securities we are able to sell pursuant to the registration statements on Form S-3 is limited due to General Instruction I.B.6 of Form S-3. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

For a discussion of our critical accounting estimates, see the MD&A in the 2024 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2024.

Accounting Pronouncements

During the three months ended March 31, 2025, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2024 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	For the three months ended March 31,		Change
($ in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$(964)	$3,804	$(4,768)	(125)%
General and administrative	1,217	1,427	(210)	(15)%
Total operating expenses	253	5,231	(4,978)	(95)%
Loss from operations	(253)	(5,231)	4,978	(95)%

Other income
Interest income	100	40	60	150%
Total other income	100	40	60	150%
Net Loss	$(153)	$(5,191)	$5,038	(97)%

Research and Development Expenses

For the three months ended March 31, 2025 and 2024, research and development expenses were approximately $(1.0) million and $3.8 million, respectively. The decrease of approximately $4.8 million is primarily attributed to actions taken in 2024, including the reduction in the workforce, closing the MB-106 clinical trial, and the termination of our transaction with uBriGene. These activities resulted in decreases in the following expenses:

●	$0.6 million decrease in personnel related costs;
●	$1.7 million decrease in clinical trial related costs;
●	$1.3 million decrease in outside service expenses; and
●	$0.7 million decrease in consulting expenses.

Additionally, we have been actively negotiating settlements of aged payables, and recognized savings of approximately $0.7 million and recognized a net gain of approximately $0.4 million due to the termination of the Plantation Street Facility lease, which resulted in a credit for research and development expenses for the three months ended March 31, 2025. This credit is not indicative of our research and development expenses going forward.

General and Administrative Expenses

For the three months ended March 31, 2025, and 2024, general and administrative expenses were $1.2 million and $1.4 million, respectively. The decrease of approximately $0.2 million is primarily attributed to a $0.2 million decrease in consulting costs and $0.2 million decrease in professional services including legal and patent protection expenses, offset by $0.2 million increase non-cash stock-based compensation expenses, including the equity fee to Fortress.

Other Income, net

For the three months ended March 31, 2025, and 2024, other income was $0.1 million and $40,000, respectively. The increase of approximately $60,000 reflects an increase in interest income.

Liquidity and Capital Resources

At March 31, 2025, we had cash and cash equivalents of $14.2 million. We have funded our operations to date primarily with the proceeds from various public and private offerings of our common stock. We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We will continue to seek additional funding through corporate partnerships and capital markets fundraising. As of March 31, 2025, we had an accumulated deficit of $396.9 million.

The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2025, there is substantial doubt about our ability to continue as a going concern for the next 12 months from the date of issuance of these unaudited financial statements. The financial statements included in this Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

During the three months ended March 31, 2025, there were no material changes in our contractual obligations and commitments, as described in our 2024 Form 10-K.

Cash Flows for the Three Months Ended March 31, 2025 and 2024

	For the three months ended March 31,
($ in thousands)	2025	2024
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(1,389)	$(5,321)
Investing activities	1,165	—
Financing activities	7,616	49
Net change in cash, cash equivalents and restricted cash	$7,392	$(5,272)

Operating Activities

Net cash used in operating activities was $1.4 million for the three months ended March 31, 2025, compared to $5.3 million for the three months ended March 31, 2024.

Net cash used in operating activities for the three months ended March 31, 2025, was primarily due to approximately $0.2 million in net loss, $1.1 million change in operating assets and liabilities, and $0.4 million gain on the termination of the Plantation Street Facility lease, partially offset by $0.3 million of non-cash items, primarily related to the $0.2 million equity fee to Fortress for financing activity.

Net cash used in operating activities for the three months ended March 31, 2024, was primarily due to approximately $5.2 million in net loss, $0.9 million change in operating assets and liabilities, partially offset by $0.1 million of non-cash stock compensation expenses, $0.3 million of depreciation, and $0.4 million from amortization of operating lease right-of-use assets.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $1.2 million, which primarily reflects the proceeds from the sale of equipment to AbbVie. No cash was used in or provided by investing activities during the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $7.6 million during the three months ended March 31, 2025, primarily reflecting the proceeds from the February 2025 Offering and the ATM Agreement.

Net cash provided by financing activities was $49,000 during the three months ended March 31, 2024, reflecting proceeds from the issuance of shares related to the ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history. We have focused primarily on organizing, acquiring and developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $0.2 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively, and we had an accumulated deficit of $396.9 million as of March 31, 2025. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

As of March 31, 2025, our cash and cash equivalents were $14.2 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended March 31, 2025, are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require substantial additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of March 31, 2025, we had $14.2 million in cash and have not generated positive cash flows from operations. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our Securities.

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

As of the date of the 2024 Form 10-K, our public float was less than $75 million. As a result, for sales following the date of the 2024 Form 10-K, and until we again have a public float with a value in excess of $75 million, if ever, we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, and the rules of Nasdaq. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

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

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, Nationwide and UAB, pursuant to a sponsored research agreement and/or clinical trial agreements between Mustang Bio and each of COH and Fred Hutch, as well as a Memorandum of Understanding between Nationwide and UAB under which UAB is conducting its MB-108 Phase 1 clinical trials. As a result, our future success is heavily dependent on the results of research and development efforts of these institutions and their personnel. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

The facilities used by contract manufacturers to potentially manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a New Drug Application (NDA) or BLA to the FDA. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our contract manufacturers, but we do not control the day-to-day manufacturing operations of, and are dependent on, the contract manufacturers for compliance with current Good Manufacturing Practices (“cGMP”) regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, restrictions on imports and exports, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

The contractual provisions we may be forced to agree upon in services, manufacturing, supply and other agreements may be inordinately one-sided, vis-à-vis current or historical standard market terms (especially as pertains contractual liability and indemnification paradigms), and as a result we may be subject to liabilities that are not attributable to our own actions or the actions of our personnel.

There is a finite number of service providers who can perform the services or produce the materials or product candidates that we need, and we therefore often have a limited number of options in choosing such service providers. The standard market terms in many of the agreements into which we customarily enter with such service providers are subject to evolution over time, often-times in favor of our counterparties. Also, some such agreements are “adhesion contracts” under which our contractual counterparties refuse to entertain any modifications to their template documentation. One area where service providers often have and exert leverage over us is the negotiation of liability language – specifically in broadly-scoped indemnification by us of service providers and/or the application of liability damages “caps” to certain of such service providers’ indemnification obligations. In any circumstance where we’ve been compelled to agree to such language, it is conceivable that we will be liable to third parties for liabilities in excess of such caps that are attributable to the actions, forbearances and/or culpability of such service providers and their indemnitees (and not to those of us and our personnel).

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

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches by the U.S. or Chinese governments on certain products, industries or companies could significantly impact our development and commercialization efforts. The Trump administration may impose additional and higher tariffs and sanctions on goods imported from China and other countries which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, health epidemics and pandemics, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our businesses could be seriously impaired. We have property, liability and business interruption insurance that may not be adequate to cover losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects. Any of the aforementioned circumstances may also impede our employees’ and consultants’ abilities to provide services in-person and/or in a timely manner; hinder our ability to raise funds to finance our operations on favorable terms or at all; and trigger effectiveness of “force majeure” clauses under agreements with respect to which we receive goods and services, or under which we are obligated to achieve developmental milestones on certain timeframes. Disputes with third parties over the applicability of such “force majeure” clauses, or the enforceability of developmental milestones and related extension mechanisms in light of such business interruptions, may arise and may become expensive and time-consuming.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to continue to be highly volatile or subject to wide fluctuations. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include, among other things:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;

●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	manufacturing, supply or distribution delays or shortages;

●	our ability to identify and successfully acquire or in-license new product candidates on acceptable terms;

●	FDA, state or international regulatory actions, including actions on regulatory applications any of our product candidates;

●	legislative or regulatory changes;

●	judicial pronouncements interpreting laws and regulations;

●	changes in government programs;

●	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	changes in accounting principles;

●	litigation or public concern about the safety of our product candidates or similar product candidates;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant shareholders; and

●	our ability to obtain additional financing to advance our development operations;

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

On May 16, 2024, we received a second notice (the “Second Letter”) from the Staff indicating that the bid price of our common stock had closed below $1.00 per share for 30 consecutive business days and, as a result, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Bid Price Rule”).

By decision dated November 8, 2024, a Nasdaq Hearings Panel (the “Panel”) granted our request for an extension to evidence compliance with all applicable criteria for continued listing on the Nasdaq Capital Market, including the Bid Price Rule through January 31, 2025, and the Equity Rule through February 18, 2025.

On January 15, 2025, we effected a 1-for-50 reverse stock split, which was intended to bring us into compliance with the Bid Price Rule. On February 10, 2025, we were notified by the Staff that we had regained compliance with the Bid Price Rule.

On February 10, 2025, the Company completed a best-efforts public offering for net proceeds of approximately $6.8 million. Following the closing, the Company provided an updated forecast to the Panel evidencing compliance with the Equity Rule. On February 26, 2025, the Company was notified by the Staff that it had regained compliance with the Equity Rule and is subject to mandatory monitoring by the Panel for one year.

There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing rules in the future. If we are unable to maintain compliance, we may be delisted from Nasdaq. In the event we are delisted from Nasdaq, there can be no assurance that our common stock will be eligible for trading on another stock exchange or quotation on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. Additionally, if we are delisted from Nasdaq, but obtain a substitute listing or quotation service for our common stock, it will likely be on a market with less liquidity and our common stock may therefore experience potentially more price volatility than it has historically experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), we issued 69,046 shares of our common stock to Fortress as the Annual Stock Dividend on January 1, 2025 (as such term is defined in the Certificate of Incorporation), representing 2.5% of our fully-diluted outstanding equity on December 31, 2024.

The issuance of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Bill of Sale and Surrender Agreement, dated January 31, 2025, by and between Mustang Bio, Inc. and AbbVie Bioresearch Center Inc. (incorporated by reference to the Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on February 27, 2025).

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

3.5

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 17, 2021 (incorporated by reference to the Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 22, 2021).

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

3.8

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated January 15, 2025 (incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on January 17, 2025).

3.9

Amended and Restated Bylaws of Mustang Bio, Inc. (incorporated by reference to the Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on April 3, 2023).

4.1	Form of Pre-Funded Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on February 11, 2025).

4.2	Form of Series C-1 and C-2 Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on February 11, 2025).
4.3	Form of Placement Agent Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on February 11, 2025).
10.1

Form of Securities Purchase Agreement, dated February 5, 2025 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on February 11, 2025).

10.2

First Amendment to Lease Agreement, dated February 7, 2025, by and between Mustang Bio, Inc. and WCS - 377 Plantation Street, Inc. (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on February 27, 2025).

31.1

Certification of President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 14, 2025	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive and Financial Officer)