Form 10-Q
period 2025-06-30
MUSTANG BIO, INC.
filed 2025-08-08
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of August 6, 2025
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	6,394,261

MUSTANG BIO, INC.

QUARTERLY REPORT ON FORM 10-Q

SUMMARY OF RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the other reports and documents that we have filed with the Securities and Exchange Commission.

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms to us, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our potential product candidates.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent on raising additional capital, and our efforts to do so may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop, and, if approved, commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology and oncolytic virus product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical and clinical development are both highly speculative and carry high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our product candidates, if approved.
●	If a product candidate demonstrates adverse side effects, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products’ liability claims related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of any such products.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadline for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could therefore be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property rights covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ intellectual property rights against third-party infringers.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

General Risks and Risks Associated with Ownership of Our Common Stock

●	We may become involved in securities class action litigation that could divert management’s attention and harm our business.
●	The market price for our common stock has been volatile and may continue to fluctuate or may decline significantly in the future.
●	The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits, or we could lose key data which could cause us to curtail or cease operations.
●	We rely on information technology, and any internet or internal computer system failures, inadequacies, interruptions or compromises of our systems or the security of confidential information could damage our reputation and harm our business.
●	Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including but not necessarily limited to noncompliance with regulatory standards and requirements or internal procedures, policies or agreements to which such employees, consultants and partners are subject, any of which could have a material adverse effect on our business.
●	We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
●	Our growth is subject to economic and geopolitical conditions.
●	Our business could be adversely affected by the effects of health pandemics or epidemics, which could cause significant disruptions in our operations.
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.
●	We have previously failed to satisfy certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we again are unable to meet the continued listing requirements and/or regain compliance with such rules, our Common Stock may be subject to delisting from The Nasdaq Capital Market. The delisting of our Securities from Nasdaq may decrease the market liquidity and market price of our Common Stock.

●

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash and cash equivalents	$12,657	$6,839
Other receivables	217	402
Prepaid expenses and other current assets	172	200
Property, plant and equipment, held for sale	—	1,165
Total current assets	13,046	8,606

Property, plant and equipment, net	—	371
Other assets	—	250
Operating lease right-of-use asset, net	—	81
Total Assets	$13,046	$9,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,500	$9,486
Payables and accrued expenses - related party	2,504	2,667
Operating lease liabilities - short-term	—	456
Total current liabilities	10,004	12,609

Deferred income	150	150
Operating lease liabilities - long-term	—	422
Total Liabilities	10,154	13,181

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively
Class A common shares, 845,385 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common shares, 3,532,452, and 985,972 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	5
Common stock issuable, zero and 69,046 shares as of June 30, 2025 and December 31, 2024, respectively	—	611
Additional paid-in capital	400,530	392,234
Accumulated deficit	(397,638)	(396,723)
Total Stockholders’ Equity (Deficit)	2,892	(3,873)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,046	$9,308

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$98	$4,360	$(866)	$8,164
Asset impairment	—	2,649	—	2,649
General and administrative	787	1,531	2,004	2,958
Total operating expenses	885	8,540	1,138	13,771
Loss from operations	(885)	(8,540)	(1,138)	(13,771)

Other income
Other income	—	314	—	314
Interest income, net	123	27	223	67
Total other income	123	341	223	381
Net Loss	$(762)	$(8,199)	$(915)	$(13,390)

Net loss per Class A common and common shares outstanding, basic and diluted	$(0.19)	$(18.36)	$(0.27)	$(40.83)

Weighted average number of Class A common and common shares outstanding, basic and diluted	4,021,276	446,587	3,444,317	327,894

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended June 30, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2025	250,000	$—	845,385	$—	2,528,046	$—	$—	$400,485	$(396,876)	$3,609
Stock-based compensation expenses	—	—	—	—	51	—	—	45	—	45
Exercise of warrants	—	—	—	—	1,004,355	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(762)	(762)
Balances at June 30, 2025	250,000	$—	845,385	$—	3,532,452	$—	$—	$400,530	$(397,638)	$2,892

	For the Six Months Ended June 30, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2024	250,000	$—	845,385	$—	985,972	$5	$611	$392,234	$(396,723)	$(3,873)
Issuance of common shares - Annual Stock Dividend	—	—	—	—	69,046	—	(611)	611	—	—
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	67,806	—	—	216	—	216
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	495,000	—	—	6,782	—	6,782
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	54,440	—	—	599	—	599
Issuance of common shares under ESPP	—	—	—	—	100	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	60	—	—	83	—	83
Abeyance Shares released	—	—	—	—	185,880	—	—	—	—	—
Exercise of warrants	—	—	—	—	1,674,355	—	—	—	—	—
Reverse Split (1-for-50) adjustment	—	—	—	—	(207)	(5)	—	5	—	—
Net loss	—	—	—	—	—	—	—	—	(915)	(915)
Balances at June 30, 2025	250,000	$—	845,385	$—	3,532,452	$—	$—	$400,530	$(397,638)	$2,892

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended June 30, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at March 31, 2024	250,000	$—	845,385	$—	190,374	$1	$—	$381,218	$(386,162)	$(4,943)
Issuance of common shares - Founders Agreement	—	—	—	—	11,503	—	—	163	—	163
Issuance of common shares, net of offering costs - equity offerings	—	—	—	—	83,700	—	—	5,265	—	5,265
Issuance of common shares under ESPP	—	—	—	—	103	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	—	—	—	(619)	—	(619)
Exercise of warrants	—	—	—	—	395,732	2	—	1	—	3
Net loss	—	—	—	—	—	—	—	—	(8,199)	(8,199)
Balances at June 30, 2024	250,000	$—	845,385	$—	681,412	$3	$—	$386,028	$(394,361)	$(8,330)

	For the Six Months Ended June 30, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	250,000	$—	845,385	$—	166,974	$1	$591	$380,502	$(380,971)	$123
Issuance of common shares - Founders Agreement	—	—	—	—	19,883	—	(591)	754	—	163
Issuance of common shares, net of offering costs - Public Offerings	—	—	—	—	83,700	—	—	5,265	—	5,265
Issuance of common shares under ESPP	—	—	—	—	938	—	—	48	—	48
Stock-based compensation expenses	—	—	—	—	101	—	—	(542)	—	(542)
Exercise of warrants	—	—	—	—	409,816	2	—	1	—	3
Net loss	—	—	—	—	—	—	—	—	(13,390)	(13,390)
Balances at June 30, 2024	250,000	$—	845,385	$—	681,412	$3	$—	$386,028	$(394,361)	$(8,330)

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(915)	$(13,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - equity fee on equity offerings to Fortress Biotech	216	163
Stock-based compensation expenses	83	(542)
Depreciation expense	34	569
Amortization of operating lease right-of-use assets	7	128
Settlement of payables	(796)	(709)
Loss on disposal of property and equipment	—	29
Asset impairment	—	2,649
Gain on lease termination	(394)	(314)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	28	672
Other receivables	435	167
Accounts payable and accrued expenses	(1,190)	1,690
Payable and accrued expenses - related party	(163)	1,470
Lease liabilities	(73)	(238)
Net cash used in operating activities	(2,728)	(7,656)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	1,165	—
Net cash from investing activities	1,165	—

Cash Flows from Financing Activities:
Proceeds from issuance of common shares, net of offering costs - equity offering	6,782	5,264
Proceeds from issuance of common shares, net of offering costs - At-the-Market offering	599	—
Proceeds from warrant exercises	—	3
Proceeds from issuance of common shares under ESPP	—	48
Net cash provided by financing activities	7,381	5,315

Net change in cash, cash equivalents and restricted cash	5,818	(2,341)
Cash, cash equivalents and restricted cash, beginning of the period	6,839	6,984
Cash, cash equivalents and restricted cash, end of the period	$12,657	$4,643

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$611	$591

Supplemental disclosure of noncash activities related to the uBriGene Repurchase Transaction (see Note 4):
Fair value of assets received	$—	$2,209
Fair value of supplies received expensed to research and development	$—	$2,509
Accounts receivable written off	$—	$(6,967)
Accounts payable written off	$—	$3,644
Deferred purchase consideration	$—	$(1,395)

The accompanying notes are an integral part of these unaudited financial statements

MUSTANG BIO, INC.

Notes to Unaudited Financial Statements

Note 1 - Organization, Description of Business and Liquidity and Capital Resources

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015. Mustang is a clinical-stage biopharmaceutical company focused on translating medical breakthroughs into potential cures for difficult-to-treat cancers and autoimmune diseases. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash and cash equivalents of $12.7 million. The Company has funded its operations to date primarily with the proceeds from various public and private offerings of its common stock. It has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2025, the Company had an accumulated deficit of $397.6 million.

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

Recently Issued Accounting Standards

As of June 30, 2025, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2024 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

With respect to the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three and six months ended June 30, 2025 and 2024, expenses related to the Management Services Agreement are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended June 30, 2025 and 2024, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to the Management Services Agreement. For the six months ended June 30, 2025 and 2024, the Company recorded expense of $0.3 million and $0.3 million, respectively.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of the Company’s common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. For the three months ended June 30, 2025, no equity or debt financing occurred. For the six months ended June 30, 2025, the Company issued 67,806 shares to Fortress in connection with the equity financings and recorded expense of $0.2 million in general and administrative expenses related to these shares.

For the three months ended June 30, 2024, the Company issued 11,503 shares to Fortress in connection with equity financings and recorded expense of $0.2 million in general and administrative expenses related to these shares. For the six months ended June 30, 2024, the Company issued 12,822 shares to Fortress in connection with equity financing activity and recorded expense of $0.2 million in general and administrative expenses related to these shares.

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

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as expenses of the Company and within payables and accrued expenses - related party.

Note 4 – Asset Purchase Agreements

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

June 2024 Repurchase of Assets

On June 27, 2024 (the “Effective Date”), the Company entered into an Asset Purchase Agreement (the “Repurchase Agreement”) with uBriGene, pursuant to which the Company agreed, subject to the terms and conditions set forth therein, to repurchase the Transferred Assets, primarily lab equipment and supplies (collectively, the “Repurchased Assets”). Pursuant to the terms of the Repurchase Agreement, the Company and uBriGene also terminated existing manufacturing and services agreements.

As consideration for the Repurchase Agreement, the Company agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1.4 million, consisting of (i) an upfront payment of $0.1 million due within five (5) business days of the Effective Date and a (ii) subsequent amount of $1.3 million due on the date that is twelve (12) months after the closing date (the “Deferred Amount”). In the event that as of the original (or any extended) date on which the Deferred Amount is payable, the Company has, as of the date of the public reporting of its then-most recent quarterly audited or unaudited financial statements, net assets below $20 million, then the Company may, upon written notice to uBriGene, elect to delay its payment obligation of the Deferred Amount by an additional six (6) months, with no limit on the number of such extensions available to the Company. Notwithstanding the foregoing, if the Company has not paid the Deferred Amount in full as of the date that is twelve (12) months after closing of the Repurchase Agreement, any amounts that remain outstanding will accrue interest at a rate of 5% per annum beginning on the date that is twelve (12) months after closing and until the Deferred Amount is paid in full. Additionally, in connection with the termination of the agreements described above under the Repurchase Agreement, the Company agreed to forgive a net receivable from uBriGene of approximately $3.3 million, comprised of outstanding receivables of $6.9 million and payables of $3.6 million, resulting in total purchase consideration in the Repurchase Transactions of approximately $4.7 million. As of June 30, 2025, the $1.3 million Deferred Amount was recorded in Accrued Other Expenses (see Note 6).

The Company allocated the total purchase consideration of $4.7 million to the Repurchased Assets on a relative fair value basis. The Company used a third-party to perform a valuation of the repurchased equipment, which resulted in a fair value less costs to sell of approximately $2.2 million. The remaining purchase consideration of $2.5 million was allocated to the supplies repurchased. The supplies repurchased with no alternative future use were recognized as research and development expense in an amount of $2.2 million.  Repurchased supplies with an alternative future use of $0.3 million were also recognized in research and development expense, as the Company does not have plans to resume operations in the facility, and it intends to dispose of the supplies in a single transaction with the equipment. The Company concluded that the disposal group, which includes the repurchased equipment assets and associated supplies, with an aggregate value of approximately $2.2 million met the criteria to be classified as held for sale at the date of acquisition. As of December 31, 2024, the disposal group had a fair value less costs to sell of approximately $1.2 million. In February 2025, the Company completed the sale of these assets.

Note 5 – Property, Plant and Equipment, Net; Held for Sale; Asset Impairment

Asset Impairment

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

Note 6 - Accounts Payable and Accrued Expenses

At June 30, 2025, and December 31, 2024, accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2025	2024
Accounts payable	$5,650	$7,464
Accrued research and development	342	330
Accrued compensation	72	93
Other	1,436	1,599
Total accounts payable and accrued expenses	$7,500	$9,486

Note 7 - Stockholders’ Equity

Registration Statements

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of June 30, 2025, approximately $34.2 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Form 10-Q, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

February 2025 Equity Offering

On February 5, 2025, the Company commenced a best efforts public offering (the “February 2025 Equity Offering”) of an aggregate of (i) 495,000 shares (the “Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-1 Warrant Shares”), and (iv) Series C-2 warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-2 Warrant Shares,” and together with the Series C-1 Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder

Approval”). The Series C-1 warrants will expire five years from the Warrant Stockholder Approval and the Series C-2 warrants will expire twenty-four months from the Warrant Stockholder Approval. All of the 2,162,807 pre-funded warrants and 2,373,355 of the 2,657,807 Series C-2 warrants have since been exercised as of the date of the filing of this Form 10-Q (see Note 11).

The net proceeds of the February 2025 Equity Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, were approximately $6.8 million. The February 2025 Equity Offering closed on February 10, 2025.

Pursuant to an Engagement Letter (the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright” or the “Placement Agent”), the Company agreed to pay the Placement Agent in connection with the February 2025 Equity Offering (i) a cash fee equal to 7.0% of the aggregate gross proceeds raised in the February 2025 Equity Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds raised in the February 2025 Equity Offering, (iii) up to $100,000 for fees and expenses of the Placement Agent’s counsel and other out of pocket expenses, (iv) a non-accountable expense allowance of $25,000, (v) up to $3,500 for road show expenses, and (vi) $15,950 for the clearing expenses.

Also pursuant to the Engagement Letter, the Company, in connection with the February 2025 Equity Offering, agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 159,468 shares of common stock (the “Placement Agent Warrant Shares”) (which represented 6.0% of the Shares and Pre-Funded Warrants sold in the February 2025 Equity Offering). The Placement Agent Warrants became exercisable beginning on the effective date of the Warrant Stockholder Approval, have an exercise price of $3.7625 (125% of the combined public offering price per share of common stock and accompanying Warrants) and will terminate on the five-year anniversary of commencement of sales in the Offering.

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

During the six months ended June 30, 2025, the Company issued approximately 54,000 shares of common stock at an average price of $11.55 for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $27,000.

Warrants

A summary of warrant activities for the six months ended June 30, 2025, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2024	1,576,919	$14.56	3.14
Exercised	(1,674,355)	0.00	—
Granted	7,637,889	2.17	2.34
Outstanding as of June 30, 2025	7,540,453	$5.25	2.93

Upon the exercise of warrants, the Company will issue new shares of common stock. In connection with the February 2025 Equity Offering on February 10, 2025, the Company issued pre-funded warrants to purchase up to 2,162,807 shares of common stock and issued two series of warrants to purchase up to 5,315,614 shares of common stock. In connection with this offering, Wainwright received Placement Agent Warrants to purchase up to 159,468 shares of common stock.

During the six months ended June 30, 2025, 1,674,355 of the pre-funded warrants were exercised at an exercise price of $0.0001 per share. As of June 30, 2025, 488,452 pre-funded warrants were outstanding.

Equity Incentive Plan

The Company has in effect the Mustang Bio, Inc. 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by the Company’s stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The Incentive Plan initially authorized grants to issue up to 2,666 shares of authorized but unissued common stock, expired 10 years from adoption (but with the term of the Incentive Plan extending to 10 years from the date of any amendment thereto increasing the number of shares issuable thereunder), and limited the term of each option to no more than 10 years from the date of grant. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 6,666 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 10,666 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 14,666 shares.

As of June 30, 2025, 6,958 shares were available for future issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2025:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2024	1,521	$4,297.50	2.31
Outstanding at June 30, 2025	1,521	$4,297.50	1.81
Options vested and exercisable at June 30, 2025	951	$4,297.50	1.81

As of June 30, 2025, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur.

Restricted Stock

The following table summarizes restricted stock award activities for the six months ended June 30, 2025:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2024	1,195	$415.95
Vested	(475)	523.50
Nonvested at June 30, 2025	720	$345.00

As of June 30, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock of $0.1 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1 year.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the six months ended June 30, 2025:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2024	226	$746.70
Forfeited	(12)	1,321.25
Vested	(102)	972.25
Nonvested at June 30, 2025	112	$479.73

As of June 30, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $9,000, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.3 years.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
General and administrative	$45	$51	$94	$98
Research and development (1)	—	(670)	(11)	(640)
Total stock-based compensation expense	$45	$(619)	$83	$(542)

(1) Credit reflects the forfeitures of restricted stock units and the reversal of previously incurred stock-based compensation expense.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of June 30, 2025, 2,662 shares have been purchased, and 6,671 shares are available for future sale under the Company’s ESPP.

Note 8 – Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, including prefunded warrants and shares held in abeyance, during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented; therefore, diluted net loss per share is the same as basic net loss per share, since the inclusion of potentially dilutive securities would be anti-dilutive.

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

	For the six months ended June 30,
	2025	2024
Warrants (1)	7,052,001	1,219,116
Options	1,521	1,521
Class A preferred shares (2)	333	333
Unvested restricted stock awards	720	1,195
Unvested restricted stock units	112	293
Total	7,054,687	1,222,458

(1)	For the six months ended June 30, 2025, total warrants exclude 488,452 pre-funded warrants issued in connection with the February 2025 Equity Offering. The shares underlying the pre-funded warrants are included in the basic and diluted net loss per share for the three and six months ended June 30, 2025. No pre-funded warrants were outstanding as of June 30, 2024.
(2)	Class A preferred shares are reflected on an as-if converted basis.

The Company considers Class A common stock and Class A preferred stock to be additional classes of common stock for the purpose of calculating net loss per share, as they do not have preferential rights when compared to the Company’s common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. At June 30, 2025, the Class A common stock and Class A preferred stock have rights to convert to a total of 1,460 common shares.

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

On July 4, 2025, President Donald J. Trump signed the "One Big Beautiful Bill Act" (OBBBA) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to interest limitations, and expanded compensation deductibility limits aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA on its financial statements and operations.

Note 10 – Commitments and Contingencies

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

Upon termination of the lease, the Company wrote off the remaining right of use assets, operating lease liabilities, and associated leasehold improvements and recorded a net gain of approximately $0.4 million in research and development expenses in the Unaudited Statements of Operations. As of June 30, 2025, the Company had no operating lease liabilities or right of use assets. At

December 31, 2024, the Company had operating lease liabilities of $0.9 million and right of use assets of $0.1 million, which were included in the Unaudited Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases, which were terminated in February 2025:

	For the Six Months Ended
	June 30,	June 30,
($ in thousands)	2025	2024
Lease cost
Operating lease cost	$20	$78
Variable lease cost	134	(25)
Total	$154	$53

	For the Six Months Ended
	June 30,	June 30,
($ in thousands)	2025	2024
Operating cash outflows from operating leases	$86	$281
Gain on lease termination	$394	$314
Weighted-average remaining lease term – operating leases	—	2.3
Weighted-average discount rate – operating leases	9.0%	9.0%

Note 11 – Subsequent Events

In July 2025, certain investors from the February 2025 Equity Offering exercised outstanding pre-funded and Series C-2 warrants resulting in the Company issuing approximately 2.9 million shares of its common stock and receiving proceeds of approximately $7.1 million.

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

We are also developing a CAR T therapy for hematologic malignancies and autoimmune diseases in partnership with Fred Hutch targeting CD20 (MB-106). In May 2021, we announced that the U.S. Food and Drug Administration (“FDA”) accepted our IND Application for MB-106. As of June 30, 2025, 53 patients have been treated in an ongoing Phase 1 clinical trial sponsored by Fred Hutch (ClinicalTrials.gov Identifier: NCT03277729) and 20 patients have been treated in the Phase 1 clinical trial sponsored by us (ClinicalTrials.gov Identifier: NCT05360238). Each clinical trial has completed its respective treatment phase, and patients continue to be assessed for long-term safety. Pursuant to termination of the lease for our cell processing center in Worcester, MA, we are exploring with Fred Hutch the possibility of initiating a Phase 1 trial in autoimmune diseases as an investigator-sponsored single-institution study at Fred Hutch in the first quarter of 2026.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

On November 7, 2024, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-108, a herpes simplex virus type 1 (“HSV-1”) oncolytic virus, for the treatment of malignant glioma. On July 7, 2025, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-101, IL13Ra2-targeted CAR T-cells, for the treatment of recurrent diffuse and anaplastic astrocytoma (astrocytomas) and glioblastoma. The Orphan Drug Designation provides certain incentives, such as tax credits toward the cost of clinical trials upon approval and prescription drug user fee waivers. If a product receives Orphan Drug Status from the FDA, that product is entitled to seven years of market exclusivity for the disease in which it has Orphan Drug Designation, which is independent from intellectual property protection.

We are currently exploring with COH and Nationwide the possibility of conducting an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the first quarter of 2026. Because cell processing for MB-101 will revert back to COH – where the product continues to be manufactured today for other investigator-sponsored clinical trials being conducted by COH in malignant brain tumors (ClinicalTrials.gov Identifiers: NCT04003649, NCT04661384, NCT04510051), we believe that it is reasonable to assume that the FDA will not require a lead-in cohort, wherein a cohort of patients would have to be treated with MB-101 alone prior to treatment of subsequent cohorts with the combination of MB-108 followed by MB-101. Should this, indeed, be the case, the first patient enrolled will receive combination therapy, which will represent a considerable savings of time and money – as well as afford the potential benefit of both therapies to every patient treated on study.

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

All share and per share amounts of our common stock listed in this Form 10-Q have been adjusted to give effect to our 1-for-50 reverse stock split effective January 15, 2025.

Financing Developments

July 2025 Warrant Exercises

In July 2025, certain investors from the February 2025 Equity Offering (as defined below) exercised outstanding pre-funded and Series C-2 warrants resulting in us issuing approximately 2.9 million shares of our common stock and receiving proceeds of approximately $7.1 million.

February 2025 Equity Offering

On February 5, 2025, we commenced a best efforts public offering (the “February 2025 Equity Offering”) of an aggregate of (i) 495,000 shares (the “Shares”) of our common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-1 Warrant Shares”), and (iv) Series C-2 warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-2 Warrant Shares,” and together with the Series C-1 Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099.

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

The net proceeds of the Offering, after deducting the fees and expenses of the Placement Agent, and other offering expenses payable by us, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $6.8 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes. The February 2025 Equity Offering closed on February 10, 2025.

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

During the six months ended June 30, 2025, we issued approximately 54,000 shares of common stock at an average price of $11.55 for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $27,000.

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

Accounting Pronouncements

During the six months ended June 30, 2025, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2024 Form 10-K that are expected to materially affect our present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	For the three months ended June 30,		Change
($ in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$98	$4,360	$(4,262)	(98)%
Asset impairment	—	2,649	(2,649)	100%
General and administrative	787	1,531	(744)	(49)%
Total operating expenses	885	8,540	(7,655)	(90)%
Loss from operations	(885)	(8,540)	7,655	(90)%

Other income
Other income	—	314	(314)	(100)%
Interest income	123	27	96	356%
Total other income	123	341	(218)	(64)%
Net Loss	$(762)	$(8,199)	$7,437	(91)%

Research and Development Expenses

For the three months ended June 30, 2025 and 2024, research and development expenses were approximately $0.1 million and $4.4 million, respectively. The decrease of approximately $4.3 million is primarily attributed to actions taken in 2024, including the reduction in the workforce, closing the MB-106 clinical trial, and the termination of our transaction with uBriGene. These activities resulted in decreases in the following expenses:

●	$3.2 million decrease in costs incurred related to the non-repeat of the termination of the transaction with uBriGene and the June 2024 Repurchase of Assets;
●	$0.6 million decrease in outside service expenses;
●	$0.5 million decrease in clinical trial and sponsored research related costs;
●	$0.3 million decrease in depreciation expense; and
●	$0.2 million decrease in consulting and other expenses; offset by
●	$0.5 million increase in personnel related costs related to the non-repeat of stock compensation expense credits from the April 2024 reduction in the workforce.

Additionally, we have been actively negotiating settlements of aged payables, and recognized savings of approximately $0.1 million.

Asset Impairment

For the three months ended June 30, 2024, we incurred impairment charges of $2.6 million attributable to our assessment of the recoverability of the asset group consisting of leasehold improvements and associated right-of-use asset. No impairment was recorded in the three months ended June 30, 2025.

General and Administrative Expenses

For the three months ended June 30, 2025, and 2024, general and administrative expenses were $0.8 million and $1.5 million, respectively. The decrease of approximately $0.7 million is primarily attributed to a $0.3 million decrease in personnel related expenses, $0.2 million decrease in non-cash stock-based compensation expenses, including the equity fee to Fortress, $0.1 million decrease in consulting costs and $0.1 million decrease in professional services including legal and patent protection expenses.

Total Other Income

For the three months ended June 30, 2025, and 2024, other income was $0.1 million and $0.3 million, respectively. The decrease of approximately $0.2 million reflects a decrease in other income of approximately $0.3 million related to the non-repeat gain on the termination of the Mercantile Center lease in June 2024, offset by an increase in interest income of approximately $0.1 million.

Comparison of the Six Months Ended June 30, 2025 and 2024

	For the six months ended June 30,		Change
($ in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$(866)	$8,164	$(9,030)	(111)%
Asset impairment	—	2,649	(2,649)	100%
General and administrative	2,004	2,958	(954)	(32)%
Total operating expenses	1,138	13,771	(12,633)	(92)%
Loss from operations	(1,138)	(13,771)	12,633	(92)%

Other income
Other income	—	314	(314)	(100)%
Interest income	223	67	156	233%
Total other income	223	381	(158)	(41)%
Net Loss	$(915)	$(13,390)	$12,475	(93)%

Research and Development Expenses

For the six months ended June 30, 2025 and 2024, research and development expenses were approximately $(0.9) million and $8.2 million, respectively. The decrease of approximately $9.0 million is primarily attributed to actions taken in 2024, including the reduction in the workforce, closing the MB-106 clinical trial, and the termination of our transaction with uBriGene. These activities resulted in decreases in the following expenses:

●	$3.2 million decrease in costs incurred related to the non-repeat of the termination of the transaction with uBriGene and the June 2024 Repurchase of Assets;
●	$1.9 million decrease in clinical trial related costs;
●	$2.2 million decrease in outside service expenses, including assay development costs;
●	$1.0 million decrease in sponsored research and license related expenses;
●	$0.8 million decrease in consulting expenses;
●	$0.6 million decrease in depreciation expense;
●	$0.4 million gain recognized on the termination of the Plantation Street Facility
●	$0.3 million decrease in other expenses; offset by
●	$1.4 million increase in personnel related costs related to the non-repeat of stock compensation expense credits and reversal of accrued bonus from the April 2024 reduction in the workforce.

Additionally, we have been actively negotiating settlements of aged payables, and recognized savings of approximately $0.8 million and recognized a net gain of approximately $0.4 million due to the termination of the Plantation Street Facility lease, which resulted in a credit for research and development expenses for the six months ended June 30, 2025. This credit is not indicative of our research and development expenses going forward.

Asset Impairment

For the six months ended June 30, 2024, we incurred impairment charges of $2.6 million attributable to our assessment of the recoverability of the asset group consisting of leasehold improvements and associated right-of-use asset. No impairment was recorded in the six months ended June 30, 2025.

General and Administrative Expenses

For the six months ended June 30, 2025, and 2024, general and administrative expenses were $2.0 million and $3.0 million, respectively. The decrease of approximately $1.0 million is primarily attributed to a $0.2 million decrease in personnel costs, $0.3 million decrease in legal and patent protection expenses, $0.3 million decrease in consulting expenses, and a $0.2 million decrease across various other general and administrative expenses.

Total Other Income

For the six months ended June 30, 2025, and 2024, total other income was $0.2 million and $0.4 million, respectively. The decrease of approximately $0.2 million reflects a decrease of other income of approximately $0.3 million related to the non-repeat gain on the termination of the Mercantile Center lease in June 2024 offset by an increase in interest income of approximately $0.2 million.

Liquidity and Capital Resources

At June 30, 2025, we had cash and cash equivalents of $12.7 million. We have funded our operations to date primarily with the proceeds from various public and private offerings of our common stock. We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We will continue to seek additional funding through corporate partnerships and capital markets fundraising. As of June 30, 2025, we had an accumulated deficit of $397.6 million.

The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2025, there is substantial doubt about our ability to continue as a going concern for the next 12 months from the date of issuance of these unaudited financial statements. The financial statements included in this Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

Contractual Obligations

We enter into contracts in the normal course of business with licensors, clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties for the procurement of various products and services, including without limitation biopharmaceutical development, biologic assay development, commercialization, clinical and preclinical development, clinical trials management, pharmacovigilance and manufacturing and supply. These contracts typically do not contain minimum purchase commitments and are generally terminable by us upon written notice. Payments due upon termination or cancelation/delay consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation; in certain cases, our contractual arrangements with CROs and CMOs include cancelation and/or delay fees and penalties.

During the three and six months ended June 30, 2025, there were no material changes in our contractual obligations and commitments, as described in our 2024 Form 10-K.

Cash Flows for the Six Months Ended June 30, 2025 and 2024

	For the six months ended June 30,
($ in thousands)	2025	2024
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(2,728)	$(7,656)
Investing activities	1,165	—
Financing activities	7,381	5,315
Net change in cash, cash equivalents and restricted cash	$5,818	$(2,341)

Operating Activities

Net cash used in operating activities was $2.7 million for the six months ended June 30, 2025, compared to $7.7 million for the six months ended June 30, 2024.

Net cash used in operating activities for the six months ended June 30, 2025, was primarily due to approximately $0.9 million in net loss, $1.8 million change in operating assets and liabilities, and $0.4 million gain on the termination of the Plantation Street Facility lease, partially offset by $0.3 million of non-cash items, primarily related to the $0.2 million equity fee to Fortress for financing activity.

Net cash used in operating activities for the six months ended June 30, 2024, was primarily due to approximately $13.4 million in net loss, partially offset by $5.7 million of non-cash items, primarily related to the $2.6 million asset impairment charge and a $3.1 million change in operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $1.2 million, which primarily reflects the proceeds from the sale of equipment to AbbVie. No cash was used in or provided by investing activities during the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $7.4 million during the six months ended June 30, 2025, primarily reflecting the proceeds from the February 2025 Equity Offering and the ATM Agreement.

Net cash provided by financing activities was $5.3 million during the six months ended June 30, 2024, primarily reflecting proceeds from the May 2024 Offering and June 2024 Offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history. We have focused primarily on organizing, acquiring and developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $0.9 million and $13.4 million for the six months ended June 30, 2025 and 2024, respectively, and we had an accumulated deficit of $397.6 million as of June 30, 2025. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

As of June 30, 2025, our cash and cash equivalents were $12.7 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended June 30, 2025, are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require substantial additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of June 30, 2025, we had $12.7 million in cash and have not generated positive cash flows from operations. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our Securities.

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

Our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

The stock markets have, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

If we are unable to maintain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock may be delisted from Nasdaq.

Our common stock is listed on the Nasdaq Capital Market under the symbol “MBIO.” The Nasdaq Capital Market requires that listed companies satisfy certain standards to maintain their listing. In 2024 and early 2025, we were not in compliance with certain standards for continued listing on the Nasdaq Capital Market, namely, the minimum stockholders’ equity requirement (the “Equity Rule”) and the minimum bid price requirement (the “Bid Price Rule”).

On January 15, 2025, we effected a 1-for-50 reverse stock split. Thereafter, we were subsequently notified by the Nasdaq that we had regained compliance with the Bid Price Rule.

On February 10, 2025, we completed a best-efforts public offering for net proceeds of approximately $6.8 million, and we were subsequently notified by the Nasdaq that we had regained compliance with the Equity Rule and are subject to mandatory monitoring by a Nasdaq Hearings Panel for one year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 8, 2025	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive and Financial Officer)