Form 10-Q
period 2025-09-30
MUSTANG BIO, INC.
filed 2025-11-07
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of November 5, 2025
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	6,453,701

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash and cash equivalents	$18,984	$6,839
Other receivables	217	402
Prepaid expenses and other current assets	160	200
Property, plant and equipment, held for sale	—	1,165
Total current assets	19,361	8,606

Property, plant and equipment, net	—	371
Other assets	—	250
Operating lease right-of-use asset, net	—	81
Total Assets	$19,361	$9,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,911	$9,486
Payables and accrued expenses - related party	2,529	2,667
Operating lease liabilities - short-term	—	456
Total current liabilities	9,440	12,609

Deferred income	150	150
Operating lease liabilities - long-term	—	422
Total Liabilities	9,590	13,181

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively
Class A common shares, 845,385 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common shares, 6,453,701, and 985,972 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	5
Common stock issuable, zero and 69,046 shares as of September 30, 2025 and December 31, 2024, respectively	—	611
Additional paid-in capital	407,876	392,234
Accumulated deficit	(398,106)	(396,723)
Total Stockholders’ Equity (Deficit)	9,771	(3,873)
Total Liabilities and Stockholders’ Equity (Deficit)	$19,361	$9,308

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$(333)	$57	$(1,199)	$8,221
Asset impairment	—	—	—	2,649
General and administrative	957	1,400	2,961	4,358
Total operating expenses	624	1,457	1,762	15,228
Loss from operations	(624)	(1,457)	(1,762)	(15,228)

Other income
Other income	—	—	—	314
Interest income, net	156	47	379	114
Total other income	156	47	379	428
Net Loss	$(468)	$(1,410)	$(1,383)	$(14,800)

Net loss per Class A common and common shares outstanding, basic and diluted	$(0.07)	$(1.96)	$(0.32)	$(32.18)

Weighted average number of Class A common and common shares outstanding, basic and diluted	6,241,658	720,911	4,387,035	459,856

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2025	250,000	$—	845,385	$—	3,532,452	$—	$—	$400,530	$(397,638)	$2,892
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	59,334	—	—	179	—	179
Issuance of common shares under ESPP	—	—	—	—	100	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	8	—	—	23	—	23
Exercise of warrants	—	—	—	—	2,861,807	1	—	7,144	—	7,145
Net loss	—	—	—	—	—	—	—	—	(468)	(468)
Balances at September 30, 2025	250,000	$—	845,385	$—	6,453,701	$1	$—	$407,876	$(398,106)	$9,771

	For the Nine Months Ended September 30, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2024	250,000	$—	845,385	$—	985,972	$5	$611	$392,234	$(396,723)	$(3,873)
Issuance of common shares - Annual Stock Dividend	—	—	—	—	69,046	—	(611)	611	—	—
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	127,140	—	—	395	—	395
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	495,000	—	—	6,782	—	6,782
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	54,440	—	—	599	—	599
Issuance of common shares under ESPP	—	—	—	—	200	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	68	—	—	106	—	106
Abeyance Shares released	—	—	—	—	185,880	—	—	—	—	—
Exercise of warrants	—	—	—	—	4,536,162	1	—	7,144	—	7,145
Reverse Split (1-for-50) adjustment	—	—	—	—	(207)	(5)	—	5	—	—
Net loss	—	—	—	—	—	—	—	—	(1,383)	(1,383)
Balances at September 30, 2025	250,000	$—	845,385	$—	6,453,701	$1	$—	$407,876	$(398,106)	$9,771

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at June 30, 2024	250,000	$—	845,385	$—	681,412	$3	$—	$386,028	$(394,361)	$(8,330)
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	1,330	—	—	29	—	29
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	53,236	—	—	1,118	—	1,118
Offering costs - equity offerings	—	—	—	—	—	—	—	(105)	—	(105)
Stock-based compensation expenses	—	—	—	—	18	—	—	42	—	42
Net loss	—	—	—	—	—	—	—	—	(1,410)	(1,410)
Balances at September 30, 2024	250,000	$—	845,385	$—	735,996	$3	$—	$387,112	$(395,771)	$(8,656)

	For the Nine Months Ended September 30, 2024
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	250,000	$—	845,385	$—	166,974	$1	$591	$380,502	$(380,971)	$123
Issuance of common shares - Founders Agreement	—	—	—	—	7,061	—	(477)	477	—	—
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	14,152	—	(114)	306	—	192
Issuance of common shares, net of offering costs -At-the-Market Offering	—	—	—	—	53,236	—	—	1,118	—	1,118
Issuance of common shares, net of offering costs - Public Offerings	—	—	—	—	83,700	—	—	5,160	—	5,160
Issuance of common shares under ESPP	—	—	—	—	938	—	—	48	—	48
Stock-based compensation expenses	—	—	—	—	119	—	—	(500)	—	(500)
Exercise of warrants	—	—	—	—	409,816	2	—	1	—	3
Net loss	—	—	—	—	—	—	—	—	(14,800)	(14,800)
Balances at September 30, 2024	250,000	$—	845,385	$—	735,996	$3	$—	$387,112	$(395,771)	$(8,656)

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,383)	$(14,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - equity fee on equity offerings to Fortress Biotech	395	192
Stock-based compensation expenses	106	(500)
Depreciation expense	34	620
Amortization of operating lease right-of-use assets	7	128
Settlement of payables	(1,373)	(1,341)
Loss on disposal of property and equipment	—	29
Asset impairment	—	2,649
Gain on lease termination	(394)	(314)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	40	702
Other receivables	435	659
Accounts payable and accrued expenses	(1,202)	1,191
Payable and accrued expenses - related party	(138)	1,701
Lease liabilities	(73)	(329)
Net cash used in operating activities	(3,546)	(9,413)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	1,165	—
Net cash from investing activities	1,165	—

Cash Flows from Financing Activities:
Proceeds from issuance of common shares, net of offering costs - equity offering	6,782	5,160
Proceeds from issuance of common shares, net of offering costs - At-the-Market offering	599	1,118
Proceeds from warrant exercises	7,145	3
Proceeds from issuance of common shares under ESPP	—	48
Net cash provided by financing activities	14,526	6,329

Net change in cash, cash equivalents and restricted cash	12,145	(3,084)
Cash, cash equivalents and restricted cash, beginning of the period	6,839	6,984
Cash, cash equivalents and restricted cash, end of the period	$18,984	$3,900

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$611	$591

Supplemental disclosure of noncash activities related to the uBriGene Repurchase Transaction (see Note 4):
Fair value of assets received	$—	$2,209
Fair value of supplies received expensed to research and development	$—	$2,509
Accounts receivable written off	$—	$(6,967)
Accounts payable written off	$—	$3,644
Deferred purchase consideration	$—	$(1,295)

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of $19.0 million. The Company has funded its operations to date primarily with the proceeds from various public and private offerings of its common stock. It has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2025, the Company had an accumulated deficit of $398.1 million.

The Company will require substantial additional financing through equity and/or debt offerings, collaborations and licensing arrangements or other sources to fully develop, prepare regulatory filings, obtain regulatory approvals and commercialize its existing product candidates. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations.

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

Recently Issued Accounting Standards

As of September 30, 2025, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2024 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

With respect to the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three and nine months ended September 30, 2025 and 2024, expenses related to the Management Services Agreement are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended September 30, 2025 and 2024, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to the Management Services Agreement. For the nine months ended September 30, 2025 and 2024, the Company recorded expense of $0.4 million and $0.4 million, respectively.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of the Company’s common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. For the three months ended September 30, 2025, the Company issued 59,334 shares to Fortress in connection with equity financing activities and recorded expense of $0.2 million in general and administrative expenses related to these shares. For the nine months ended September 30, 2025, the Company issued 127,140 shares to Fortress in connection with the equity financings and recorded expense of $0.4 million in general and administrative expenses related to these shares.

For the three months ended September 30, 2024, the Company issued 1,330 shares to Fortress in connection with equity financings and recorded expense of approximately $29,000 in general and administrative expenses related to these shares. For the nine months ended September 30, 2024, the Company issued 14,152 shares to Fortress in connection with equity financing activity and recorded expense of $0.2 million in general and administrative expenses related to these shares.

Annual Stock Dividend

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company issued 69,046 shares of common stock to Fortress as the Annual Stock Dividend on January 1, 2025 (as such term is defined in the Certificate of Incorporation), representing 2.5% of the fully-diluted outstanding equity of the Company on December 31, 2024. The value of these shares was recorded as Common stock issuable – Annual Stock Dividend to Fortress in the Statement of Stockholders’ Equity (Deficit) at December 31, 2024. The Company recorded an expense of approximately $0.6 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2024.

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

On July 28, 2023, pursuant to the Prior Asset Purchase Agreement, the Company completed the sale of all of its assets that primarily relate to the manufacturing and production of cell and gene therapies at the Facility (such operations, the “Transferred Operations” and such assets, the “Transferred Assets”) to uBriGene for upfront consideration of $6 million cash (the “Base Amount”). The Transferred Assets included all of the Company’s assets, except for the Company’s lease and related leasehold improvements of the Facility and contracts that are primarily used in the Transferred Operations. The Company recorded a gain of $1.4 million in connection with the sale of the Transferred Assets, and recorded approximately $0.3 million of the base consideration as deferred income, that would have been recognized upon the transfer of the lease.

In connection with the Prior Asset Purchase Agreement, the Company and uBriGene submitted a voluntary joint notice to the U.S. Committee on Foreign Investment in the United States (“CFIUS”). Following CFIUS’s review and subsequent investigation of the transactions related to the Prior Asset Purchase Agreement, on May 13, 2024, the Company, together with uBriGene and CFIUS, executed a National Security Agreement (the “NSA”), pursuant to which the Company and uBriGene agreed to abandon the transactions related to the Prior Asset Purchase Agreement and the agreements entered into in connection therewith. The NSA obligated uBriGene and the Company to terminate agreements between the two parties, including the Manufacturing Services Agreement, Quality Services Agreement, and Subcontracting CDMO Agreement. In addition, uBriGene was required to sell, or otherwise dispose of, the equipment assets purchased within 180 days after the execution of the NSA.

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

As consideration for the Repurchase Agreement, the Company agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1.4 million, consisting of (i) an upfront payment of $0.1 million due within five (5) business days of the Effective Date and a (ii) subsequent amount of $1.3 million due on the date that is twelve (12) months after the closing date (the “Deferred Amount”). In the event that as of the original (or any extended) date on which the Deferred Amount is payable, the Company has, as of the date of the public reporting of its then-most recent quarterly audited or unaudited financial statements, net assets below $20 million, then the Company may, upon written notice to uBriGene, elect to delay its payment obligation of the Deferred Amount by an additional six (6) months, with no limit on the number of such extensions available to the Company. Notwithstanding the foregoing, if the Company has not paid the Deferred Amount in full as of the date that is twelve (12) months after closing of the Repurchase Agreement, any amounts that remain outstanding will accrue interest at a rate of 5% per annum beginning on the date that is twelve (12) months after closing and until the Deferred Amount is paid in full. Additionally, in connection with the termination of the agreements described above under the Repurchase Agreement, the Company agreed to forgive a net receivable from uBriGene of approximately $3.3 million, comprised of outstanding receivables of $6.9 million and payables of $3.6 million, resulting in total purchase consideration in the Repurchase Transactions of approximately $4.7 million. As of September 30, 2025, the $1.3 million Deferred Amount remains recorded in Accrued Other Expenses (see Note 6).

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

Note 5 – Property, Plant and Equipment, Net; Held for Sale; Asset Impairment

Asset Impairment

In June 2024, the Company concluded it had a triggering event requiring assessment of impairment for certain leasehold improvements and the related right-of-use asset. The Company assessed the carrying value of the asset group consisting of the leasehold improvements and right-of-use asset in accordance with ASC 360, given the significant changes to the Company’s operations, operating cash and the repurchase of equipment. The assessment of the recoverability of the asset group concluded that there was impairment on the carrying value of the asset group of approximately $2.6 million, which was allocated on a pro rata basis using the relative carrying amounts of the assets. Approximately $2.2 million of the impairment loss was allocated to the leasehold improvements, with the remaining $0.4 million allocated to the right-of-use asset.

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

Note 6 - Accounts Payable and Accrued Expenses

At September 30, 2025, and December 31, 2024, accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2025	2024
Accounts payable	$4,993	$7,464
Accrued research and development	360	330
Accrued compensation	92	93
Other	1,466	1,599
Total accounts payable and accrued expenses	$6,911	$9,486

Note 7 - Stockholders’ Equity

Registration Statements

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of September 30, 2025, approximately $34.2 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Form 10-Q, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

February 2025 Equity Offering

On February 5, 2025, the Company commenced a best efforts public offering (the “February 2025 Equity Offering”) of an aggregate of (i) 495,000 shares (the “Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-1 Warrant Shares”), and (iv) Series C-2 warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-2 Warrant Shares,” and together with the Series C-1 Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrant was $3.0099. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and expired when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 Warrants expire five years from the Warrant Stockholder Approval and the Series C-2 Warrants expire twenty-four months from the Warrant Stockholder Approval.

The net proceeds of the February 2025 Equity Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, were approximately $6.8 million. The February 2025 Equity Offering closed on February 10, 2025.

In July 2025, the remaining approximately 0.5 million of the Pre-Funded Warrants and approximately 2.4 million of the Series C-2 Warrants were exercised. In connection with these exercises, the Company received approximately $7.1 million in proceeds and issued approximately 2.9 million shares of its common stock. As of September 30, 2025, all of the Series C-1 Warrants and 284,452 of the Series C-2 Warrants remain outstanding.

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

During the nine months ended September 30, 2025, the Company issued approximately 54,000 shares of common stock at an average price of $11.55 for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $27,000.

Warrants

A summary of warrant activities for the nine months ended September 30, 2025, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2024	1,576,919	$14.56	3.14
Exercised	(4,536,162)	1.57	—
Granted	7,637,889	2.17	2.17
Outstanding as of September 30, 2025	4,678,646	$6.93	3.59

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

During the nine months ended September 30, 2025, all of the Pre-Funded Warrants were exercised at an exercise price of $0.0001 per share and 2,373,355 of the Series C-2 Warrants were exercised at an exercise price of $3.01 per share.

Equity Incentive Plan

The Company has in effect the Mustang Bio, Inc. 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by the Company’s stockholders and the compensation committee of the Company’s board of directors and is authorized to grant stock-based awards to directors, officers, employees and consultants. The Incentive Plan initially authorized grants to issue up to 2,666 shares of authorized but unissued common stock and had an initial term of 10 years. The Incentive Plan stipulates, however, that, in the event of any stockholder-approved amendment that increases the number of shares subject to the Incentive Plan, the expiration date of the Incentive Plan extends until the tenth anniversary of such approval. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 6,666 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 10,666 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 14,666 shares.

As of September 30, 2025, 6,958 shares were available for future issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2025:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2024	1,521	$4,297.50	2.31
Outstanding at September 30, 2025	1,521	$4,297.50	1.56
Options vested and exercisable at September 30, 2025	951	$4,297.50	1.56

As of September 30, 2025, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2025:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2024	1,195	$415.95
Vested	(475)	523.50
Nonvested at September 30, 2025	720	$345.00

As of September 30, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock of approximately $0.1 million which is expected to be recognized over the remaining weighted average vesting period of approximately one year.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units’ activities for the nine months ended September 30, 2025:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2024	226	$746.70
Forfeited	(12)	1,321.25
Vested	(118)	1,042.90
Nonvested at September 30, 2025	96	$310.81

As of September 30, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $6,000, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.2 years.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
General and administrative	$22	$52	$116	$150
Research and development (1)	1	(10)	(10)	(650)
Total stock-based compensation expense	$23	$42	$106	$(500)

(1) Credit reflects the forfeitures of restricted stock units and the reversal of previously incurred stock-based compensation expense.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of September 30, 2025, 2,762 shares have been purchased, and 6,571 shares are available for future sale under the Company’s ESPP.

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

	For the nine months ended September 30,
	2025	2024
Warrants	4,678,646	1,219,116
Options	1,521	1,521
Class A preferred shares (1)	333	333
Unvested restricted stock awards	720	1,195
Unvested restricted stock units	96	233
Total	4,681,316	1,222,398

(1)	Class A preferred shares are reflected on an as-if converted basis.

The Company considers Class A common stock and Class A preferred stock to be additional classes of common stock for the purpose of calculating net loss per share, as they do not have preferential rights when compared to the Company’s common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. At September 30, 2025, the Class A common stock and Class A preferred stock have rights to convert to a total of 1,460 common shares.

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

On July 4, 2025, President Donald J. Trump signed the "One Big Beautiful Bill Act" (OBBBA) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to interest limitations, and expanded compensation deductibility limits aggregation requirements. As the Company maintains a full valuation allowance on its deferred tax assets, the legislation does not have a material impact on our financial statements for the quarter ended September 30, 2025, and it does not expect it to have a material impact on its 2025 effective income tax rate.

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

Leases

On February 7, 2025, the Company entered into the First Amendment to the Lease Agreement with WCS – 377 Plantation Street, Inc. (the “Landlord”), pursuant to which the Company’s lease of its Plantation Street Facility was terminated. Following the termination of the lease, the Company is no longer party to any leases for office space or equipment. Upon termination of the lease, the Company moved its headquarters to 95 Sawyer Road, Suite 110, Waltham, MA, which is office space leased by Fortress. Fortress allocates a small portion of its rent and office related costs to the Company on a monthly basis which is recorded in general and administrative expenses in the unaudited statements of operations.

Upon termination of the lease, the Company wrote off the remaining right of use assets, operating lease liabilities, and associated leasehold improvements and recorded a net gain of approximately $0.4 million in research and development expenses in the Unaudited Statements of Operations. As of September 30, 2025, the Company had no operating lease liabilities or right of use assets. At December 31, 2024, the Company had operating lease liabilities of $0.9 million and right of use assets of $0.1 million, which were included in the Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases, which were terminated in February 2025:

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2025	2024
Lease cost
Operating lease cost	$20	$113
Variable lease cost	117	149
Total	$137	$262

	For the Nine Months Ended
	September 30,	September 30,
($ in thousands)	2025	2024
Operating cash outflows from operating leases	$86	$406
Gain on lease termination	$394	$314
Weighted-average remaining lease term – operating leases	—	2.0
Weighted-average discount rate – operating leases	9.0%	9.0%

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

We are developing CAR T therapy for solid tumors in partnership with COH targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide on the development of a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. A Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) has also completed the treatment phase and patients continue to be assessed for long-term safety. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma. Pursuant to termination of the lease for our cell processing center in Worcester, MA, we are exploring with COH and Nationwide the possibility of initiating this clinical trial as an investigator-sponsored single-institution study at COH in the second quarter of 2026.

We are also developing a CAR T therapy for hematologic malignancies and autoimmune diseases in partnership with Fred Hutch targeting CD20 (MB-106) pursuant to a license agreement originally executed with Fred Hutch in 2017 (the “CD20 License”). In May 2021, we announced that the U.S. Food and Drug Administration (“FDA”) accepted our IND Application for MB-106. As of June 30, 2025, 53 patients have been treated in an ongoing Phase 1 clinical trial sponsored by Fred Hutch (ClinicalTrials.gov Identifier: NCT03277729) and 20 patients have been treated in the Phase 1 clinical trial sponsored by us (ClinicalTrials.gov Identifier: NCT05360238). Each clinical trial has completed its respective treatment phase, and patients continue to be assessed for long-term safety.

In September 2025, we received notice from Fred Hutch of its intent to terminate the CD20 License for cause in connection with unpaid patent expenses and maintenance fees. A 90-day cure period is applicable under the CD20 License. We intend to negotiate the terms of an arrangement with Fred Hutch pursuant to which the CD20 License is terminated (together with related agreements) in exchange for potential consideration remunerable to us.

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

We are currently exploring with COH and Nationwide the possibility of conducting an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the second quarter of 2026. Because cell processing for MB-101 will revert back to COH – where the product continues to be manufactured today for other investigator-sponsored clinical trials being conducted by COH in malignant brain tumors (ClinicalTrials.gov Identifiers: NCT04003649, NCT04661384, NCT04510051), we believe that it is reasonable to assume that the FDA will not require a lead-in cohort, wherein a cohort of patients would have to be treated with MB-101 alone prior to treatment of subsequent cohorts with the combination of MB-108 followed by MB-101. Should this, indeed, be the case, the first patient enrolled will receive combination therapy, which will represent a considerable savings of time and money – as well as afford the potential benefit of both therapies to every patient treated on study.

MB-106 (CD20-targeted CAR T cell therapy for Autoimmune Diseases)

We are currently pursuing the development of MB-106, in collaboration with Fred Hutch, for autoimmune diseases. As described above, however, we are in ongoing discussions with Fred Hutch regarding potential termination of this program.

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

The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and will be exercisable beginning on the effective date of the Warrant Stockholder Approval. The Series C-1 warrants will expire five years from the Warrant Stockholder Approval and the Series C-2 warrants will expire twenty-four months from the Warrant Stockholder Approval. The Warrant Stockholder Approval was obtained on March 23, 2025.

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

In July 2025, the remaining approximately 0.5 million of the Pre-Funded Warrants and approximately 2.4 million of the Series C-2 Warrants were exercised. In connection with these exercises, the Company received approximately $7.1 million in proceeds and issued approximately 2.9 million shares of its common stock. As of September 30, 2025, all of the Series C-1 Warrants and 284,452 of the Series C-2 Warrants remain outstanding.

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

During the nine months ended September 30, 2025, we issued approximately 54,000 shares of common stock at an average price of $11.55 for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $27,000.

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

Accounting Pronouncements

During the nine months ended September 30, 2025, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2024 Form 10-K that are expected to materially affect our present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	For the three months ended September 30,		Change
($ in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$(333)	$57	$(390)	(684)%
General and administrative	957	1,400	(443)	(32)%
Total operating expenses	624	1,457	(833)	(57)%
Loss from operations	(624)	(1,457)	833	(57)%

Other income
Interest income, net	156	47	109	232%
Total other income	156	47	109	232%
Net Loss	$(468)	$(1,410)	$942	(67)%

Research and Development Expenses

For the three months ended September 30, 2025 and 2024, research and development expenses were approximately $(0.3) million and $0.1 million, respectively. The decrease of approximately $0.4 million is primarily attributed to:

●	$0.3 million decrease in rent expense due to the termination of the Plantation Street Facility lease; and
●	$0.1 million decrease in personnel related costs related to reductions in employee headcount.

Additionally, we have been actively negotiating settlements of aged payables, and recognized savings of approximately $0.6 million, which resulted in a credit for research and development expenses during the three months ended September 30, 2025. This credit is not indicative of our research and development expenses going forward.

General and Administrative Expenses

For the three months ended September 30, 2025, and 2024, general and administrative expenses were $1.0 million and $1.4 million, respectively. The decrease of approximately $0.4 million is primarily attributed to a $0.1 million decrease in personnel related expenses, $0.2 million decrease in legal and patent protection expenses, $0.1 million decrease in consulting costs and $0.1 million decrease in other expenses, offset by $0.1 million increase in non-cash stock-based compensation expenses, primarily the equity fee to Fortress.

Total Other Income

For the three months ended September 30, 2025, and 2024, other income was $0.2 million and $47,000, respectively. The increase of approximately $0.1 million reflects an increase in interest income.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	For the nine months ended September 30,		Change
($ in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$(1,199)	$8,221	$(9,420)	(115)%
Asset impairment	—	2,649	(2,649)	100%
General and administrative	2,961	4,358	(1,397)	(32)%
Total operating expenses	1,762	15,228	(13,466)	(88)%
Loss from operations	(1,762)	(15,228)	13,466	(88)%

Other income
Other income	—	314	(314)	(100)%
Interest income, net	379	114	265	232%
Total other income	379	428	(49)	(11)%
Net Loss	$(1,383)	$(14,800)	$13,417	(91)%

Research and Development Expenses

For the nine months ended September 30, 2025 and 2024, research and development expenses were approximately $(1.2) million and $8.2 million, respectively. The decrease of approximately $9.4 million is primarily attributed to actions taken in 2024, including the reduction in the workforce, closing the MB-106 clinical trial, and the termination of our transaction with uBriGene. These activities resulted in decreases in the following expenses:

●	$3.2 million decrease in costs incurred related to the non-repeat of the termination of the transaction with uBriGene and the June 2024 Repurchase of Assets;
●	$1.4 million decrease in clinical trial related costs;
●	$2.4 million decrease in outside service expenses, including assay development costs;
●	$1.3 million decrease in sponsored research and license related expenses;
●	$0.7 million decrease in consulting expenses;
●	$0.6 million decrease in depreciation expense;
●	$0.4 million gain recognized on the termination of the Plantation Street Facility lease;
●	$0.7 million decrease in other expenses; offset by
●	$1.3 million increase in personnel related costs related to the non-repeat of stock compensation expense credits and reversal of accrued bonus from the April 2024 reduction in the workforce.

Additionally, we have been actively negotiating settlements of aged payables, and recognized savings of approximately $1.4 million and recognized a net gain of approximately $0.4 million due to the termination of the Plantation Street Facility lease, which resulted in a credit for research and development expenses for the nine months ended September 30, 2025. This credit is not indicative of our research and development expenses going forward.

Asset Impairment

For the nine months ended September 30, 2024, we incurred impairment charges of $2.6 million attributable to our assessment of the recoverability of the asset group consisting of leasehold improvements and associated right-of-use asset. No impairment was recorded in the nine months ended September 30, 2025.

General and Administrative Expenses

For the nine months ended September 30, 2025, and 2024, general and administrative expenses were $3.0 million and $4.4 million, respectively. The decrease of approximately $1.4 million is primarily attributed to a $0.4 million decrease in personnel costs, $0.5 million decrease in legal and patent protection expenses, $0.4 million decrease in consulting expenses, and $0.3 million decrease across various other general and administrative expenses, offset by $0.2 million increase in non-cash stock-based compensation expenses, primarily the equity fee to Fortress.

Total Other Income

Other income for the nine months ended September 30, 2025, was $0.4 million relating to interest income. Other income for the nine months ended September 30, 2024, was $0.3 million relating to the non-repeat gain on the termination of the Mercantile Center lease in June 2024 and $0.1 million of interest income.

Liquidity and Capital Resources

At September 30, 2025, we had cash and cash equivalents of $19.0 million. We have funded our operations to date primarily with the proceeds from various public and private offerings of our common stock. We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We will continue to seek additional funding through corporate partnerships and capital markets fundraising. As of September 30, 2025, we had an accumulated deficit of $398.1 million.

The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2025, there is substantial doubt about our ability to continue as a going concern for the next 12 months from the date of issuance of these unaudited financial statements. The financial statements included in this Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

During the three and nine months ended September 30, 2025, there were no material changes in our contractual obligations and commitments, as described in our 2024 Form 10-K.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

	For the nine months ended September 30,
($ in thousands)	2025	2024
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(3,546)	$(9,413)
Investing activities	1,165	—
Financing activities	14,526	6,329
Net change in cash, cash equivalents and restricted cash	$12,145	$(3,084)

Operating Activities

Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2025, compared to $9.4 million for the nine months ended September 30, 2024.

Net cash used in operating activities for the nine months ended September 30, 2025, was primarily due to approximately $1.4 million in net loss, $0.9 million change in operating assets and liabilities, $1.3 million non-cash savings from the settlement of payables and $0.4 million gain on the termination of the Plantation Street Facility lease, partially offset by $0.5 million of non-cash items, primarily related to the $0.4 million equity fee to Fortress for financing activity and $0.1 million of non-cash stock based compensation expenses.

Net cash used in operating activities for the nine months ended September 30, 2024, was primarily due to approximately $14.8 million in net loss, partially offset by $2.8 million of non-cash items, primarily related to the $2.6 million asset impairment charge, and a $2.6 million positive change in operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $1.2 million, which primarily reflects the proceeds from the sale of equipment to AbbVie. No cash was used in or provided by investing activities during the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was $14.5 million during the nine months ended September 30, 2025, primarily reflecting the proceeds from the February 2025 Equity Offering, the ATM Agreement and the July 2025 warrant exercises.

Net cash provided by financing activities was $6.3 million during the nine months ended September 30, 2024, primarily reflecting proceeds from the May 2024 Offering, June 2024 Offering and the ATM Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history. We have focused primarily on organizing, acquiring and developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $1.4 million and $14.8 million for the nine months ended September 30, 2025 and 2024, respectively, and we had an accumulated deficit of $398.1 million as of September 30, 2025. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

As of September 30, 2025, our cash and cash equivalents were $19.0 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended September 30, 2025, are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our operations have consumed substantial amounts of cash since inception. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require substantial additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. As of September 30, 2025, we had $19.0 million in cash and have not generated positive cash flows from operations. We cannot provide any assurance that we will be able to raise funds to complete the development of our product candidates. Additionally, if we are unable to secure additional funding, it is likely that we will need to delay or terminate the development of certain product candidates; any such delay or termination, or the announcement of any such delay or termination, may impact our potential growth and have a material adverse effect on the value of our Securities.

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

Additionally, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely matter, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

A substantial portion of our research and development has been and will continue to be conducted by COH, Fred Hutch, Nationwide and UAB, pursuant to sponsored research and/or clinical trial agreements between Mustang Bio and each of COH and Fred Hutch, as well as a Memorandum of Understanding between Nationwide and UAB under which UAB is conducting its MB-108 Phase 1 clinical trials. As a result, our future success is heavily dependent on the results of research and development efforts of these institutions and their personnel. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

As discussed elsewhere herein, in September 2025, we received a notice from Fred Hutch of its intent to terminate the CD20 License for cause in connection with unpaid patent expenses and maintenance fees, and we intend to negotiate the terms of an arrangement with Fred Hutch pursuant to which the CD20 License is terminated (together with related agreements) in exchange for potential consideration remunerable to us.  There can be no guarantee that we will be successful in obtaining the contractual right to receive any such potential consideration.  And if we do obtain such contractual right and Fred Hutch or a third party successor to the program experiences future success in the development and/or commercialization of the CD20 program, it is possible that we will have forfeited the opportunity to realize the relatively greater value from such program that would have resulted if we had continued to develop this technology ourselves.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 7, 2025	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive and Financial Officer)