Form 10-K
period 2025-12-31
MUSTANG BIO, INC.
filed 2026-03-19
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $3.2 million.

Class of Common Stock	Outstanding Shares as of March 17, 2026
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	6,732,092

MUSTANG BIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the caption “Risk Factors,” set forth in Part I, Item 1A of this Form 10-K. Such forward-looking statements include, but are not limited to, statements about our:

●	expected losses;

●	expectations for increases or decreases in expenses;

●	expectations for future capital requirements;

●	expectations for generating revenue or becoming profitable on a sustained basis;

●	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

●	use of clinical research centers and other contractors;

●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

●	expectations or ability to enter into marketing and other partnership agreements;

●	expectations or ability to enter into product acquisition and in-licensing transactions;

●	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates, if approved;

●	expectations for the acceptance of our product candidates, if approved, by doctors, patients or payors;

●	ability to compete against other companies and research institutions;

●	ability to secure adequate protection for our intellectual property;

●	ability to attract and retain key personnel;

●	ability to obtain reimbursement for our product candidates, if approved;

●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments; and

●	stock price and the volatility of the equity markets, including as a result of economic and geopolitical conditions.

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We may in the future need to raise additional funding, which may not be available on acceptable terms to us, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our potential product candidates.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent on raising additional capital, and our efforts to do so may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop, and, if approved, commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology and oncolytic virus product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical and clinical development are both highly speculative and carry a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our product candidates, if approved.
●	If a product candidate demonstrates adverse events, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our product candidates’ target indications, which could limit our product candidates’ commercial opportunity and profitability, if approved.
●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products’ liability claims related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of any such product candidates, if approved.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could therefore be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property rights covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ intellectual property rights against third-party infringers.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

General Risks and Risks Associated with Ownership of Our Common Stock

●	We may become involved in securities class action litigation that could divert management’s attention and harm our business.
●	The market price for our common stock has been volatile and may continue to fluctuate or may decline significantly in the future.
●	The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits, or we could lose key data which could cause us to curtail or cease operations.
●	We rely on information technology, and any internet or internal computer system failures, inadequacies, interruptions or compromises of our systems or the security of confidential information could damage our reputation and harm our business.
●	Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including but not necessarily limited to noncompliance with regulatory standards and requirements or internal procedures, policies or agreements to which such employees, consultants and partners are subject, any of which could have a material adverse effect on our business.
●	We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
●	Our growth is subject to economic and geopolitical conditions.
●	Our business could be adversely affected by the effects of health pandemics or epidemics, which could cause significant disruptions in our operations.
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.
●	We have previously failed to satisfy certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we again are unable to meet the continued listing requirements and/or regain compliance with such rules, our Common Stock may be subject to delisting from The Nasdaq Capital Market. The delisting of our Securities from Nasdaq may decrease the market liquidity and market price of our Common Stock.

PART I

Item 1.        Business

OVERVIEW

Mustang Bio, Inc. (“Mustang,” “we,” “us,” “our” or the “Company”) is a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs into potential cures for difficult-to-treat cancers. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Our pipeline is currently focused on novel therapies for solid tumors. For these therapies we have partnered with world class research institutions, including the City of Hope National Medical Center (“COH” or “City of Hope”), and Nationwide Children’s Hospital (“Nationwide”).

Development Pipeline

Our pipeline is being developed under exclusive licenses from two world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our partners and develop these product candidates through to potential approval,

We are developing a CAR T therapy for solid tumors in partnership with COH targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide for a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. The Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) has also completed the treatment phase and patients continue to be assessed for long-term safety. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma. Pursuant to termination of the lease of our cell processing facility in Worcester, MA, we are exploring with COH and Nationwide the possibility of initiating this clinical trial as an investigator-sponsored single-institution study at COH in the second quarter of 2026.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

In October 2023, we received a safe-to-proceed letter from the FDA for our MB-109 IND application allowing us to initiate a Phase 1, open-label, non-randomized, multicenter study of MB-109 in patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma. The Phase 1 clinical study under that IND would evaluate the combination of CAR-T cells (MB-101) and the herpes simplex virus type 1 oncolytic virus (MB-108) in patients with IL13Rα2+ high-grade gliomas. The design of this study involves first a lead-in cohort, wherein patients would be treated with MB-101 alone without prior MB-108 administration. After successful confirmation of the safety profile of MB-101 alone, the study would then investigate increasing doses of intratumorally administered MB-108 followed by dual intratumoral (ICT) and intraventricular (ICV) administration of MB-101.

On November 7, 2024, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-108, an HSV-1 oncolytic virus, for the treatment of malignant glioma. On July 7, 2025, we announced that the FDA granted Orphan Drug Designation to us for MB-101, IL13Rα2-targeted CAR T-cells, for the treatment of recurrent diffuse and anaplastic astrocytoma (astrocytomas) and glioblastoma. The Orphan Drug Designation provides certain incentives, such as tax credits toward the cost of clinical trials upon approval and prescription drug user fee waivers. If a product receives Orphan Drug Status from the FDA, that product is entitled to seven years of market exclusivity for the disease in which it has Orphan Drug Designation, which is independent from intellectual property protection.

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

To date, we have not received approval for the sale of any of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2025, we had an accumulated deficit of $398.6 million.

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

On November 7, 2024, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-108, an HSV-1 oncolytic virus, for the treatment of malignant glioma. On July 7, 2025, we announced that the FDA granted Orphan Drug Designation to us for MB-101, IL13Rα2-targeted CAR T-cells, for the treatment of recurrent diffuse and anaplastic astrocytoma (astrocytomas) and glioblastoma. The Orphan Drug Designation provides certain incentives, such as tax credits toward the cost of clinical trials upon approval and prescription drug user fee waivers. If a product receives Orphan Drug Status from the FDA, that product is entitled to seven years of market exclusivity for the disease in which it has Orphan Drug designation, which is independent from intellectual property protection.

MB-101 (IL13Rα2 CAR T Cell Program for Glioblastoma)

GBM is the most common brain and central nervous system (“CNS”) cancer, accounting for approximately 52% of malignant primary brain and CNS tumors and approximately 14% of all primary brain and CNS tumors. On average during the years 2017 through 2021, more than 13,000 new cases of GBM were diagnosed per year in the U.S. While GBM is a rare disease, with only 3.3 cases per 100,000 persons per year in the U.S., it is quite lethal, with a median survival of only 12-15 months. Standard of care therapy for patients less than 70 years of age consists of maximal surgical resection, radiation, chemotherapy with temozolomide, and alternating electric field therapy (“tumor treating fields”). Since the approval of temozolomide for frontline GBM treatment in 2005, tumor treating fields is the only novel therapy that has improved survival in this indication, and there is no standard of care whatsoever for recurrent GBM.

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

Our academic partners at COH have completed the treatment phase of their Phase 1 study, which was designed to assess the feasibility and safety of using TCM or TN/MEM enriched IL13Rα2-specific CAR-engineered T cells for clinical study participants with IL13Rα2 recurrent/refractory malignant glioma (ClinicalTrials.gov Identifier: NCT02208362). In this study, COH enrolled and treated 65 patients, with 58 patients receiving 3 cycles of CAR T cells per the study protocol. In March 2024, results from this study were published in Nature Medicine. Preliminary data indicated that the CAR-T cells were well tolerated, and no dose-limiting toxicities were observed in any of the study arms nor where there any occurrences of cytokine release syndrome or treatment-related deaths. Of the 58 patients evaluable for disease response, 50% achieved stable disease (SD) or better; 22%, including 8 patients with grade 4 gliomas, achieved SD or better for at least 90 days. Two patients achieved partial response, and one patient achieved complete response on the study. In 2016 COH reported that a patient had achieved a complete response to treatment based on the imaging and clinical features set forth by the Response Assessment in Neuro-Oncology Criteria (“RANO”). This result was published as a case report in the New England Journal of Medicine (Brown CE et al. NEJM. 2016;375:2561-9). As described in the paper, this patient with recurrent multifocal glioblastoma received multiple infusions of IL13Rα2-specific CAR-T cells over 220 days through two intracranial delivery routes – infusions into the resected tumor cavity followed by infusions into the ventricular system. These intracranial infusions of IL13Rα2-targeted CAR-T cells were not associated with any toxic effects of grade 3 or higher. After CAR-T cell treatment, regression of all intracranial and spinal tumors was observed, along with corresponding increases in levels of cytokines and immune cells in the cerebrospinal fluid. This clinical response was sustained for 7.5 months after the initiation of CAR T-cell therapy; however, the patient’s disease eventually recurred at four new locations that were distinct and non-adjacent to the original tumors, and biopsy of one of these lesions showed decreased expression of IL13Rα2.

Results from this COH study have laid the foundation for three MB-101 studies that are currently enrolling patients and one possible combination study in the future:

1.

MB-101 with or without nivolumab and ipilimumab in treating patients with recurrent or refractory glioblastoma (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04003649) sponsored by COH;

2.

MB-101 in treating patients with recurrent or refractory glioblastoma with a substantial component of leptomeningeal disease (active, not recruiting; ClinicalTrials.gov Identifier: NCT04661384) sponsored by COH;

3.	MB-101 in treating children with recurrent or refractory IL13Rα2 positive brain tumors (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04510051) sponsored by COH;
4.

MB-101 in combination with the herpes simplex virus type 1 oncolytic virus (MB108) in treating patients with recurrent or refractory glioblastoma or high-grade astrocytoma, as described above. We refer to this combination therapy as MB-109, and we are currently exploring with COH and Nationwide the possibility of conducting a Phase 1 trial with this therapy to treat patients with these poor-prognosis malignant brain tumors. This trial would be an investigator-sponsored single-institution trial under the COH IND and could potentially be initiated in the second quarter of 2026

MB-108 (HSV-1 oncolytic virus C134)

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

The O’Neal Comprehensive Cancer Center at the UAB is the single clinical trial site for the first Phase 1 trial of MB-108. This site initiated in 2019 (ClinicalTrials.gov Identifier: NCT03657576) and, after enrolling 19 patients, has completed the treatment phase, and patients continue to be assessed for long-term safety. The primary objective of this study is to determine the safety and tolerability of a single dose of MB-108 administered via a stereotactic intracerebral injection and to determine the maximally tolerated dose (“MTD”) of the oncolytic virus. Secondary objectives are to obtain preliminary information about the potential benefit of MB-108 in the treatment of patients with recurrent malignant gliomas, including relevant data on markers of efficacy, including time to tumor progression and patient survival. Results from this trial were used to determine the dose of MB-108 approved by the FDA for (1) combination with MB-101 in the treatment of patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma under the originally proposed Mustang IND multicenter trial and (2) administration as a single agent in a UAB-sponsored Phase 1B 2-dose trial (ClinicalTrials.gov Identifier: NCT06614855; active, not recruiting). We believe that the same doses of both therapies will be appropriate for the Phase 1 investigator-sponsored single-institution combination trial currently under discussion with COH and Nationwide.

Also listed on ClinicalTrials.gov is a Phase 1 trial at UAB (ClinicalTrials.gov Identifier: NCT06193174) designed to determine the safety and tolerability of administering a second dose of MB-108 to patients who previously received a first dose of study drug on the aforementioned first-in-human 19-patient Phase 1 trial, NCT03657576. This trial is enrolling by invitation only.

Terminated Product Candidate (CAR-T Therapy)

In September 2025, we received notice from Fred Hutchinson Cancer Center (“Fred Hutch”) of its intent to terminate the CD20 License for cause in connection with unpaid patent expenses and maintenance fees. A 90-day cure period was applicable under the CD20 License. In December 2025, we agreed to terminate the CD20 License with Fred Hutch in exchange for a mutual release of liability and forgiveness of approximately fifty percent of amounts previously owed to them. Additionally, we are eligible to receive royalties on any subsequent licensing consideration Fred Hutch may enter into during the three-year period following the termination.

INTELLECTUAL PROPERTY AND PATENTS

General

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the U.S. and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and elsewhere in the world.

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

In March 2015, we licensed intellectual property related to CAR T technology from City of Hope (“COH”). The portfolio of rights licensed from COH includes patents and applications directed to CARs targeting IL13Rα2, as well as rights related to modified CAR hinge regions, methods of preparing CAR T cells in particular subpopulations of cells and methods of administering CAR T cells. The intellectual property licensed thereunder relating to IL13Rα2-targeting CARs includes granted patents in the U.S. and China, and this patent family further includes a pending application in the U.S. Any patents issuing from the IL13Rα2-targeting CAR will expire no sooner than 2035. The licensed intellectual property relating to modified CAR hinge regions includes an issued patent in China, as well as pending applications in the U.S. and China. The patents issuing from the modified CAR hinge region family will expire no sooner than 2034. The licensed intellectual property relating to relating to methods of preparing or administering CAR T cells includes issued patents in China and the U.S., as well as pending applications in the U.S. and China. The patents relating to the administration methods will expire no sooner than 2037. The licensed intellectual property relating to methods of preparing CAR T cells in particular subpopulations of cells include issued patents in Japan and the U.S., as well as pending applications in the U.S., Australia, Canada, Europe, and China. The patents relating to these manufacturing methods will expire no sooner than 2036.

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

In addition to the technology we have in-licensed, we have also developed our own proprietary intellectual property, both alone and in conjunction with COH. In particular, we and COH own, as co-applicants, a pending U.S. application directed to methods of treating glioblastoma multiforme (GBM) with a combination therapy of a CAR targeting IL13Rα2 and an oncolytic virus.

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

LICENSE, CLINICAL TRIAL AND SPONSORED RESEARCH AGREEMENTS

City of Hope National Medical Center

In February 2017, we and COH amended and restated our license agreement, dated March 17, 2015 (the “Original COH Agreement”), by entering into three separate amended and restated exclusive license agreements, one relating to the CD123-directed CAR T program, one relating to the IL13Rα2-directed CAR T program, and one relating to the Spacer technology (described below). As of March 2026, COH owns 845,385 shares of our Class A common stock, which are convertible into 1,127 shares of Common Stock. The Class A Common Stock had the right to appoint a member to our Board of Directors (the “Board”) until March 15, 2025.

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

IL13Rα2 CRA (Glioblastoma)

In February 2017, we entered into a Clinical Research Support Agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 GBM CRA”). Pursuant to the terms of the IL13Rα2 CRA, we made an upfront payment of approximately $9,000 and expected to contribute an additional $140,000 per patient in connection with the aforementioned Phase 1 trial of the IL13Rα2-directed CAR T therapy (also known as MB-101) to treat recurrent/refractory malignant glioma (ClinicalTrials.gov Identifier: NCT02208362). Further, we agreed to fund approximately $66,000 annually pertaining to the clinical development of MB-101.

IL13Rα2 CRA (Leptomeningeal Glioblastoma)

In October 2020, we entered into a Clinical Research Support Agreement for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”). Pursuant to the terms of the IL13Rα2 Leptomeningeal CRA, we made an upfront payment of approximately $29,000 and expected to contribute an additional $150,000 per patient in connection with the investigator-initiated study (ClinicalTrials.gov Identifier: NCT04661384). Further, we agreed to fund approximately $200,000 annually pertaining to the clinical development of the IL13Rα2-directed CAR T therapy.

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

The field of cellular therapy – including CAR T and CAR NK cell therapies – for the treatment of cancer is extremely active. We are aware of at least two companies currently engaged in clinical trials with cellular therapy for the treatment of glioblastoma and/or high-grade astrocytoma, including: Gilead Sciences and ImmunityBio, Inc. At the present time, academic medical centers still dominate the field of cellular therapies to treat these high-grade gliomas, with the following institutions known to be developing early clinical-stage programs that have not yet been partnered with industry: University of Pennsylvania, City of Hope (which is developing CAR-T therapies to treat glioblastoma in addition to MB-101), Massachusetts General Hospital, University of California at San Francisco, Stanford University, and University College London.

EMPLOYEES

As of December 31, 2025, we had 4 full-time employees. None of our employees is represented by a labor union or covered under a collective bargaining agreement, and we consider our employee relations to be good. Employees of Fortress also make valuable financial, legal, business development, scientific and other strategic contributions to our Company on a regular basis.

SUPPLY AND MANUFACTURING

As an early-stage development company, we rely on City of Hope to manufacture or have manufactured the lentiviral vector (“LV”) used in the MB-101 clinical development program currently in progress at COH under its IND applications. In addition, we rely on the National Institutes of Health (the “NIH”) to produce oncolytic virus for the aforementioned UAB Phase 1 trials of Nationwide’s herpes simplex virus type 1 oncolytic virus (MB-108), and potentially as well for the Phase 1 investigator-sponsored single-institution MB-109 combination trial currently under discussion with COH and Nationwide.

Pursuant to the March 2015 Licensing Agreement with COH, we have the right to make and have made the cellular products, and we have negotiated Investigator-Initiated Clinical Research Support Agreements with COH which specify the cell processing costs and numbers of patients which will be supplied under filed protocols. Our research partners have extensive experience manufacturing clinical materials for development studies, but we are currently dependent on both their capacity limitations and continued operating success to manufacture LV vector and to process cells for all CAR T clinical trials for which these partners hold the INDs, as well as to have manufactured oncolytic virus for the MB-108 investigator-IND clinical trial being conducted at UAB.

We expect to continue to rely on our academic partners and future contract manufacturing relationships to support cell processing for clinical trials of our CAR T products.

Furthermore, we expect to rely on contract manufacturing relationships for the MB-101 LV and for the MB-108 oncolytic virus, as well as for any non-CAR T products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

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

The FDA may give a priority review designation within 60 days of submission of a biologics license application (“BLA”) or a new drug application (“NDA”) to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. If granted, a priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Products that are eligible for fast track, RMAT or breakthrough therapy designation may be eligible to receive a priority review if the criteria for priority review are met at the time of the BLA or NDA submission.

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

Clinical Trials

To support an NDA or BLA approval, clinical trials are typically conducted in the following sequential phases:

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

The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or that may increase the costs of these trials, include:

●	slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors;
●	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;
●	longer treatment time required to demonstrate efficacy or determine the appropriate product dose;
●	insufficient supply of the product candidates;
●	adverse events in treated patients; and
●	ineffectiveness of the product candidates.

In addition, the FDA, or equivalent foreign regulatory authority, or a data safety monitoring committee for a clinical trial may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk, or for futility. Any drug is likely to produce some toxicity or undesirable adverse events in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or adverse events may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a product candidate, known as toxicological studies, or clinical trials of product candidates. The appearance of any unacceptable toxicity or adverse events could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our product candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

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

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies and as reflected in the approved labeling. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA. Certain changes to an approved NDA or BLA, including, with certain exceptions, any significant changes to labeling, may require prior approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims not consistent with the approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

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

In May 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, the U.S. Department of Health and Human Services (“HHS”), in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations.

As an alternative to the ACA, President Trump recently announced the Great Healthcare Plan. As presented, the Great Healthcare Plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the Great Healthcare Plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.

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

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current product or future product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. It is uncertain whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject the industry to more stringent product labeling and post-marketing testing and other requirements. It is also unclear what impact any changes made by the U.S. government will have on the industry. Such actions may impact the development and commercialization of drug products.

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

We have a limited operating history. We have focused primarily on organizing, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $1.9 million and $15.8 million for the years ended December 31, 2025 and 2024, respectively, and we had an accumulated deficit of $398.6 million as of December 31, 2025. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

We may in the future need to raise substantial additional funding, which may not be available on acceptable terms to us, or at all. If we are unable to raise capital, we could be required to delay, limit or terminate our product development efforts or other operations, or seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us.

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

Since our inception, we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future, and we may never become profitable. To date, we have not generated positive cash flows from operations and have funded our operations primarily with the proceeds from sales of equity securities. As of December 31, 2025, we had an accumulated deficit of $398.6 million, and cash and cash equivalents of $17.3 million.

We previously disclosed in our financial statements for the year ended December 31, 2024 and in our most recent quarterly report on Form 10-Q for the period ended September 30, 2025 that substantial doubt existed regarding our ability to continue as a going concern. Although we have a history of negative cash flows from operations and operating losses, during the year ended December 31, 2025 we raised approximately $14.5 million in net proceeds from the February 2025 Equity Offering, the ATM Agreement and the July 2025 warrant exercises. In addition to these net proceeds, we have been actively negotiating settlements of aged payables and have recognized approximately $2.1 million in savings during the year ended December 31, 2025, and we have significantly reduced our operating costs. Based on the resulting improvement in our cash position for the year ended December 31, 2025, we believe we have sufficient cash and cash equivalents to fund our operations for at least twelve months from the date of this Annual Report on Form 10-K, and therefore have concluded that substantial doubt about our ability to continue as a going concern no longer exists.

Notwithstanding this improvement, we expect to continue generating operating losses and negative operating cash flows as we develop our product candidates, and we may need to raise substantial additional financing in the future to fund our operations and to support the continued development and potential commercialization of our product candidates. We may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. Our future fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval, if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additional funding may be more difficult to obtain, or may be more expensive, as a result of recent increases in inflation and interest rates in the U.S. economy generally.

Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

In addition, in order to address our current or future funding constraints, we may be required to further revise our business plan and strategy, which may result in us (i) curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates, (ii) selling certain of our assets and/or (iii) being unable to expand our operations or otherwise capitalize on our business opportunities. Such actions may become necessary whether or not we are able to raise additional capital. As a result, our business, financial condition, and results of operations could be materially affected. Furthermore, if we are unable to raise capital, the value of our stock could decline, or we could be required to wind down our operations or seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us.

Our limited operating history makes it difficult to evaluate our business and prospects.

We have been conducting operations since our incorporation in March 2015. Our operations to date have been limited. We have not yet demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a clinical scale or commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is commonly referred to as the baby shelf rules. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the registration statement to calculate our public float.

As of the date of this Form 10-K, our public float was less than $75 million. As a result, for sales following the date of this Form 10-K, and until we again have a public float with a value in excess of $75 million, if ever, we only have the capacity to sell an amount of securities up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

We have elected to take advantage of certain of the reduced reporting obligations available to us. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be reduced or more volatile.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then commercialize such product candidates. Our product candidates are currently in early-stage clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently have no drug products for sale, currently generate no revenues from sales of any drug products, and may never be able to develop or commercialize a marketable product.

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

Our operations have historically been limited to organizing the Company, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data or clinical data for various product candidates. These operations provide a limited basis for you to assess our ability to continue to develop our technology, identify product candidates, develop and commercialize any product candidates and enter into successful collaborative arrangements with other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

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

We have concentrated much of our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidate in particular. Because CAR T is a relatively new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our CAR T product candidate, if approved, subjects us to a number of challenges, including, but not necessarily limited to:

●	obtaining regulatory approval from the FDA and other regulatory authorities that may have very limited experience with the commercial development of genetically modified T cell therapies for cancer;
●	complying with evolving regulatory requirements specifically applicable to gene and cell therapies, including potential class-wide safety concerns and long-term patient follow-up obligations, any of which could delay, limit or prevent the development and approval of our CAR T product candidates;
●	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
●	conditioning patients with chemotherapy in conjunction with delivering our CAR T product candidate, which may increase the risk of adverse events associated with our CAR T product candidate;
●	educating medical personnel regarding the potential side effect profile of each of our CAR T product candidate;
●	developing processes for the safe administration of this product candidate, including long-term follow-up for all patients who receive our product candidate;
●	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our CAR T product candidate;

●	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;
●	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and
●	developing therapies for indications beyond those addressed by our current product candidate.

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

Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or will be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage, and our future clinical trials may not be successful. The commencement or conduct of clinical trials can be delayed for a variety of reasons, including, but not necessarily limited to, delays in:

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

Suspensions or delays in the completion of clinical testing could result in increased costs, and delay or prevent our ability to complete development of that product candidate or generate product revenues, if approved.

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, rapid drug and biological development during the COVID-19 pandemic has raised questions about the safety and efficacy of certain marketed pharmaceuticals and may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates. It is also unclear what actions will be taken by the U.S. government that could impact the FDA and our ability to obtain regulatory approvals.

Additionally, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

If any of our product candidates are approved and we, or our contract manufacturer(s), fail to produce the product, or components of the product, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of our product candidates, if approved, or be unable to meet market demand, and may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We may enter into development and supply agreements with contract manufacturers for the completion of pre-commercialization manufacturing development activities and, if approved, the manufacture of commercial supplies for one or more of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition and frustrate any commercialization efforts for each respective product candidate, if approved.

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

If serious adverse events are identified during the development of one or more of our product candidates or any future product candidate, we may need to abandon or limit the development of some of our product candidates.

If one or more of our product candidates or any future product candidate are associated with undesirable adverse events in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the adverse events or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early-stage testing have later been found to be associated with adverse events that prevented further development of the compound. In the event that our clinical trials reveal a high or unacceptable severity and prevalence of adverse events, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and has resulted in substantial delays in the approval of several new drugs. Adverse events associated with one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling or in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, which would, in turn, prevent us from commercializing and generating market acceptance and revenues from the sale of that product candidate, if approved. Adverse events could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

Additionally, if one or more of our product candidates or any future product candidate receives marketing approval and we or others later identify adverse events associated with this product, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of either of our product candidates or any future product candidate, if approved, or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues, or any revenues, from their sale.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including:

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

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates, if approved.

Public concern regarding the safety of drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of the U.S. Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007, (“FDAAA”), grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expanded the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any of our product candidates, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any of our product candidates, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize our product candidates, if approved, may be otherwise adversely impacted.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such approved product as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of cancer clinics and patients of the product as a safe and effective treatment;
●	the safety of such product candidates seen in a broader patient group, (i.e., based on actual use);
●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●	changes in regulatory requirements by government authorities for our product candidates;
●	the relative convenience and ease of administration of the product candidate for clinical practices;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;
●	changes in the standard of care for the targeted indications for our product candidate or future product candidates, which could reduce the marketing impact of any labeling or marketing claims that we could make following FDA approval;
●	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
●	the prevalence and severity of adverse events; and
●	the effectiveness of our sales and marketing efforts.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. We intend to seek approval to market our product candidates in the U.S., the European Union (“EU”) and other selected foreign jurisdictions. Market acceptance and sales of our product candidates, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates, if approved. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or future introduced products, and third-party payors may not approve our product candidates, if approved, for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

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

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any approved product candidate, we would need to build marketing, sales, distribution, managerial and other non-technical capabilities or arrange for third parties to perform these services, and we may be unsuccessful in doing so. In the event of successful development and regulatory approval of any of our current or future product candidates, we expect to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Changes in U.S. government policy, regulation, enforcement priorities, and funding decisions could adversely affect our business, financial condition and results of operations.

There may be significant shifts in policies that directly impact the life sciences industry, including policies relating to FDA regulation and enforcement, drug approval and review processes, reimbursement and pricing (including Medicare, Medicaid and other government programs), healthcare reform, intellectual property protection, trade and tariffs, and federal research and public health funding. The administration’s approach, together with actions by Congress and federal agencies such as the FDA, USPTO, Centers for Medicare & Medicaid Services, HHS, NIH and the Centers for Disease Control and Prevention, is inherently uncertain and may materially differ from historical norms or from our current expectations.

Potential changes may include, among others: (i) modifications to standards, procedures or timelines for the review, clearance, approval or post-market oversight of drugs; (ii) changes to policies on real-world evidence, accelerated approval, emergency use authorizations, and clinical trial requirements; (iii) reforms or restrictions affecting drug pricing, reimbursement levels, coverage decisions and formulary placement for products paid for by federal healthcare programs; (iv) increased or decreased enforcement of laws and regulations relating to manufacturing, promotion, fraud abuse, data integrity, privacy and cybersecurity; (v) changes in federal funding priorities for biomedical research and public health programs that may impact key customers, collaborators and research partners; and (vi) trade, tariff and supply-chain measures that could affect our access to critical materials, components, contract manufacturers, or international markets.

Any such actions, or uncertainty regarding potential actions, could increase development, regulatory, compliance, and commercialization costs; delay, limit or prevent the development, approval, launch or commercial success of future product candidates or marketed products; affect pricing, reimbursement and market access; disrupt our supply chain; alter the behavior and financial condition of our customers, clinical sites, collaborators and payors; and contribute to volatility in capital markets that could affect our ability to raise additional financing on acceptable terms or at all. Because we cannot predict the timing, scope, direction, or ultimate impact of policy or regulatory changes, we may not be able to anticipate or fully mitigate their effects. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Reliance on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

We rely on our licensors to conduct some of our preclinical studies and some of our clinical trials for our product candidates and for future product candidates, and we rely on third-party CROs and site management organizations to conduct most of the remainder of our preclinical studies and all the rest of our clinical trials. We expect to rely on third parties, such as our licensors, CROs, site management organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any third parties on which we rely fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We are currently reliant on COH,  Nationwide and UAB for all of our research and development efforts and the early clinical testing of our product candidates.

A substantial portion of our research and development has been and will continue to be conducted by COH, Nationwide, and UAB pursuant to a sponsored research agreement and/or clinical trial agreements between us and COH, as well as a Memorandum of Understanding between Nationwide and UAB under which UAB is conducting its MB-108 Phase 1 clinical trials. As a result, our future success is heavily dependent on the results of research and development efforts of these institutions and their personnel. We have limited control over the nature or timing of their research and limited visibility into their day-to-day activities, and as a result can provide little assurance that their efforts will be successful.

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

We do not independently conduct our LV vector production and we currently rely, and expect to continue to rely, on third parties with respect to the manufacture of this item.

Our reliance on these third parties for manufacturing LV vector reduces our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For products that we develop and, if approved, commercialize, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies is conducted in accordance with the study plan and protocols, and that our LV vector is manufactured in accordance with GMP as applied in the relevant jurisdictions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our LV vectors in accordance with GMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, market authorization application and BLA submissions and approval of our CAR T product candidate, or to support commercialization of our CAR T product, if approved. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.

We may be forced to enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture LV vector for our CAR T drug product candidate may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval or impact our ability to successfully commercialize our CAR T product candidate or any future CAR T product candidates, if approved. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our product candidates and commercialization, if approved. It may be necessary for us to use the patented or proprietary technology of third parties, who may or may not be interested in granting such a license, to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

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

The contractual provisions we may be forced to agree upon in services, manufacturing, supply and other agreements may be inordinately one-sided, vis-à-vis current or historical standard market terms (especially as it pertains to contractual liability and indemnification paradigms), and as a result we may be subject to liabilities that are not attributable to our own actions or the actions of our personnel.

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

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “PPACA” or collectively, the “ACA”), substantially regulates the way healthcare is financed by both governmental and private insurers in the United States. Among other things, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation (“CMMI”) at the CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 signed into law by President Biden in March 2021, includes a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 (“IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. Although the IRA exempts orphan drugs that treat only one rare disease from the drug pricing negotiation provisions, we do not know if additional drug pricing reforms could eliminate this exemption. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effect of the IRA on our business and the pharmaceutical industry in general is not yet known.

In May 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, the HHS, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations.

As an alternative to the ACA, President Trump recently announced the Great Healthcare Plan. As presented, the Great Healthcare Plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the Great Healthcare Plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.

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

We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, if approved, or additional pricing pressures.

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

Disruptions at the FDA, including reductions in force, and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business or the business of our partners. The U.S. government has shut down several times in the past, and certain regulatory agencies, such as the FDA, have had to furlough nonessential FDA employees and stop routine activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the timing of our or our partners’ development process may be delayed, which could result in delayed milestone revenues and materially harm our operations or business.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that government authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and an unfavorable outcome in any litigation would harm our business.

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

If we fail to comply with our obligations under our intellectual property licenses and third-party funding arrangements, we could lose rights that are important to our business.

We are currently a party to license agreements with COH and Nationwide. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

As discussed elsewhere herein, in September 2025, we received a notice from Fred Hutch of its intent to terminate the CD20 License for cause in connection with unpaid patent expenses and maintenance fees. A 90-day cure period was applicable under the CD20 License. In December 2025, we agreed to terminate the CD20 License with Fred Hutch in exchange for a mutual release of liability and forgiveness of approximately fifty percent of amounts previously owed to them. Additionally, we are eligible to receive royalties on any subsequent licensing consideration Fred Hutch may enter into during the three-year period following the termination. If Fred Hutch or a third party successor to the program experiences future success in the development and/or commercialization of the CD20 program, it is possible that we will have forfeited the opportunity to realize the relatively greater value from such program that would have resulted if we had continued to develop this technology ourselves.

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

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on January 1st, payable in shares of common stock in an amount equal to two and one-half percent (2.5%) of our fully-diluted outstanding capital stock as of the business day immediately prior to January 1st of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress, and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if the value of our Company has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Founders Agreement).

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

General Risks and Risks Associated with Ownership of our Common Stock

We rely on information technology, and our business, reputation and operations would suffer in the event of any internet or internal computer system failures, inadequacies, interruptions, compromises, deficiencies, cyber-attacks, or other cybersecurity incidents affecting our systems or those of our third-party providers, or by any compromise of confidential information.

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

In addition, the loss or corruption of, or other damage to, clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates or any future drug candidates and to conduct clinical trials, and similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Sophisticated cyber attackers (including foreign adversaries engaged in industrial espionage) are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of proprietary information, including trade secrets. We may not be able to anticipate all types of security threats, and we may not be able to implement effective preventive measures against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies.

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

Our business is affected by global and local economic and geopolitical conditions as well as the state of the financial markets, inflation, recession, financial liquidity, currency volatility, growth, and policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Geopolitical changes, including wars, armed conflicts, acts of terrorism, civil or political unrest, trade disputes, the imposition of sanctions or other economic measures or other regional or global conflicts, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches by the U.S. or Chinese governments on certain products, industries or companies could significantly impact our development and commercialization efforts. The U.S. government may impose additional or higher tariffs, sanctions or other trade restrictions on goods imported from China and other countries which could increase the cost of goods needed to commercialize any products for which we obtain marketing authorization and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize any products for which we obtain marketing authorization in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

We are vulnerable to damage and/or loss of vital data from the physical impacts of climate change and other natural or man-made disasters, such as earthquakes, tornadoes, power loss, fire, health epidemics and pandemics, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our businesses could be seriously impaired. Our operations, and those of our third-party manufacturers, suppliers, clinical sites and other partners, depend on infrastructure and facilities that may be located in areas increasingly subject to extreme weather events and other physical risks and natural or man-made disasters. These events could cause damage to or disrupt the operations of our contract manufacturers, suppliers, clinical trial sites, laboratories, data centers and other critical infrastructure, which could in turn:

●	delay, interrupt or prevent the manufacture, release, storage and shipment of our product candidates and the materials used to produce them, including LV vector and other critical components;
●	disrupt the conduct of our preclinical studies and clinical trials, including by impairing the ability of clinical trial sites to enroll or treat patients, collect or ship clinical specimens or perform required assessments;
●	impede the ability of our employees, contractors and collaborators to work at our or their respective facilities or to otherwise carry out our business activities; and
●	damage or destroy data, biological samples, equipment or facilities, or result in prolonged outages of critical information technology systems or other infrastructure.

Any of the foregoing events or developments could result in increased costs, delays in our research and development activities, disruptions to our supply chain and clinical development programs, reduced revenue opportunities, or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to continue to be highly volatile or subject to wide fluctuations. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include, among other things:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;

●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	manufacturing, supply or distribution delays or shortages;

●	our ability to identify and successfully acquire or in-license new product candidates on acceptable terms;

●	FDA, state or international regulatory actions, including actions on regulatory applications any of our product candidates;

●	legislative or regulatory changes;

●	judicial pronouncements interpreting laws and regulations;

●	changes in government programs;

●	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	changes in accounting principles;

●	litigation or public concern about the safety of our product candidates or similar product candidates;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant shareholders; and

●	our ability to obtain additional financing to advance our development operations.

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

On January 15, 2025, we effected a 1-for-50 reverse stock split. Thereafter, we were subsequently notified by the Staff of Nasdaq’s Listing Qualifications department (the “Staff”) that we had regained compliance with the Bid Price Rule.

On February 10, 2025, we completed a best-efforts public offering for net proceeds of approximately $6.8 million, and we were subsequently notified by the Staff that we had regained compliance with the Equity Rule and are subject to mandatory monitoring by a Nasdaq Hearings Panel for one year.

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

Holders of Record

As of March 17, 2026, there were approximately fifty-seven holders of record of our common stock and one holder of record for our Class A common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company focused on translating today’s medical breakthroughs into potential cures for difficult-to-treat cancers. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Our pipeline is currently focused on novel therapies for solid tumors. For these therapies we have partnered with world class research institutions, including the City of Hope National Medical Center (“COH” or “City of Hope”), and Nationwide Children’s Hospital (“Nationwide”).

We expect to incur substantial expenses for the foreseeable future relating to research, development and commercialization of our potential products and may never achieve profitability. We do not have any products that are approved for commercial sale and, therefore, do not expect to generate any revenues from product sales in the foreseeable future, if ever. Additionally, there can be no assurance that we will be successful in securing additional resources when needed, on terms acceptable to us, if at all.

Development Pipeline

Our pipeline is being developed under exclusive licenses from world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our partners and develop these product candidates through to potential approval.

In partnership with COH, we are developing CAR T therapy for solid tumors targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide for a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. The Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) has also completed the treatment phase and patients continue to be assessed for long-term safety. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma. Pursuant to termination of the lease for our cell processing center in Worcester, MA, we are exploring with COH and Nationwide the possibility of initiating this clinical trial as an investigator-sponsored single-institution study at COH in the second quarter of 2026.

MB-109 (Combination of MB-101 CAR T Therapy with MB-108 Oncolytic Virus Therapy for Malignant Brain Tumors)

In October 2023, we received a safe-to-proceed letter from the FDA for our MB-109 IND application allowing us to initiate a Phase 1, open-label, non-randomized, multicenter study of MB-109 in patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma. The Phase 1 clinical study under that IND would evaluate the combination of CAR-T cells (MB-101) and the herpes simplex virus type 1 oncolytic virus (MB-108) in patients with IL13Rα2+ high-grade gliomas. As originally written and approved by the FDA, the study involved first a lead-in cohort, wherein patients would be treated with MB-101 alone without prior MB-108 administration. This lead-in cohort was required by the FDA due to the change in cell processing site from COH to Mustang Bio, which would have involved methodological changes as well as the obvious change in equipment and personnel. After successful confirmation of the safety profile of MB-101 alone, the study would then investigate increasing doses of intratumorally administered MB-108 followed by dual intratumoral (ICT) and intraventricular (ICV) administration of MB-101.

On November 7, 2024, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-108, an HSV-1 oncolytic virus, for the treatment of malignant glioma. On July 7, 2025, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-101, IL13Ra2-targeted CAR T-cells, for the treatment of recurrent diffuse and anaplastic astrocytoma (astrocytomas) and glioblastoma. The Orphan Drug Designation provides certain incentives, such as tax credits toward the cost of clinical trials upon approval and prescription drug user fee waivers. If a product receives Orphan Drug Status from the FDA, that product is entitled to seven years of market exclusivity for the disease in which it has Orphan Drug designation, which is independent from intellectual property protection.

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

Terminated Product Candidate (CAR-T Therapy)

In September 2025, we received notice from Fred Hutch of its intent to terminate the CD20 License for cause in connection with unpaid patent expenses and maintenance fees. A 90-day cure period was applicable under the CD20 License. In December 2025, we agreed to terminate the CD20 License with Fred Hutch in exchange for a mutual release of liability and forgiveness of approximately fifty percent of amounts previously owed to them. Additionally, we are eligible to receive royalties on any subsequent licensing consideration Fred Hutch may enter into during the three-year period following the termination.

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

The closing of the transactions described above occurred on February 21, 2025 (the “Closing”), with AbbVie’s issuance of an Acceptance Notice (as defined in the Sale/Surrender Agreement) to us stating that a Sufficient Percentage (as defined in the Sale/Surrender Agreement) of the FF&E items listed in the Sale/Surrender Agreement are present in the Premises and functional for their intended purpose without the need for repair or replacement. On February 25, 2025, as a result of the issuance of the Acceptance Notice, pursuant to the terms of the Escrow Agreement, the Escrow Agent released the Purchase Price to us. On February 27, 2025, we announced the relocation of our corporate headquarters to 95 Sawyer Road, Waltham, Massachusetts 02453.

Financing Activities

February 2025 Equity Offering (the “February 2025 Equity Offering”)

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

July 2025 Warrant Exercises

In July 2025, certain investors from the February 2025 Equity Offering exercised outstanding Pre-Funded and Series C-2 warrants resulting in us issuing approximately 2.9 million shares of our common stock and our receipt of proceeds of approximately $7.1 million.

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

During the year ended December 31, 2025, we issued approximately 54,000 shares of common stock at an average price of $11.55 for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, we paid aggregate fees of approximately $27,000.

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

In accordance with ASC 730 10 25 1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. Such licenses purchased by us require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period was reflected as research and development expenses on the Statements of Operations for the years ended December 31, 2025, and 2024.

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

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K , have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our financial statements located in “Part IV, Item 15., Exhibits and Financial Statement Schedules” in this Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	For the year ended December 31,		Change
($ in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$(1,516)	$8,418	$(9,934)	(118)%
Asset impairment	—	3,692	(3,692)	100%
General and administrative	3,948	4,135	(187)	(5)%
Total operating expenses	2,432	16,245	(13,813)	(85)%
Loss from operations	(2,432)	(16,245)	13,813	(85)%

Other income
Other income	—	314	(314)	(100)%
Interest income, net	511	179	332	185%
Total other income	511	493	18	4%
Net Loss	$(1,921)	$(15,752)	$13,831	(88)%

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

Research and development expenses decreased by approximately $9.9 million from $8.4 million for the year ended December 31, 2024, to ($1.5) million for the year ended December 31, 2025. The decrease in research and development expense for the year ended December 31, 2025, was primarily attributable to the following:

●	$3.2 million decrease in costs incurred related to the non-repeat of the termination of the transaction with uBriGene and the June 2024 Repurchase of Assets;
●	$1.0 million decrease in clinical trial related costs;
●	$2.3 million decrease in outside service expenses, including assay development costs;
●	$2.0 million decrease in sponsored research and license related expenses;
●	$0.5 million decrease in consulting expenses;
●	$0.6 million decrease in depreciation expense;
●	$0.4 million gain recognized on the termination of the Plantation Street Facility lease;
●	$0.3 million decrease in expense related to the Annual Stock Dividend to Fortress
●	$1.0 million decrease in other expenses; offset by
●	$1.4 million increase in personnel related costs related to the non-repeat of stock compensation expense credits and reversal of accrued bonus from the April 2024 reduction in the workforce.

Additionally, we have been actively negotiating settlements of aged payables, and recognized savings of approximately $2.1 million, which resulted in a credit for research and development expenses during the year ended December 31, 2025. This credit is not indicative of our research and development expenses going forward.

Asset Impairment

For the year ended December 31, 2024, we incurred impairment charges of $3.7 million, of which approximately $2.7 million was attributable to our assessment of the recoverability of the asset group consisting of leasehold improvements and associated right-of-use asset, and approximately $1.0 million was attributable to property, plant and equipment held for sale at December 31, 2024, and subsequently sold in 2025. No impairment was recorded in the year ended December 31, 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities including patent fees, and facilities-related expenses.

General and administrative expense decreased by approximately $0.2 million from $4.1 million for the year ended December 31, 2024, to $3.9 million for the year ended December 31, 2025. The decrease in general and administrative expense for the year ended December 31, 2025, was primarily attributable to the following:

●	$0.5 million decrease in consulting expenses;
●	$0.1 million decrease in legal and patent protection expenses; offset by
●	$0.4 million increase in state taxes, primarily due to non-repeat credits for overpayments recorded in the prior year.

Total Other Income

Other income for the year ended December 31, 2025, was $0.5 million relating to interest income. Other income for the year ended December 31, 2024, was $0.5 million relating to the non-repeat gain on the termination of the Mercantile Center lease in June 2024 and $0.2 million of interest income.

Liquidity and Capital Resources

Since our inception, we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. To date, we have funded our operations primarily with the proceeds from sales of equity securities. As of December 31, 2025, we had an accumulated deficit of $398.6 million and cash and cash equivalents of $17.3 million.

We have previously disclosed in our financial statements for the year ended December 31, 2024, and our most recent quarterly report on Form 10-Q for the period ended September 30, 2025, that substantial doubt existed regarding our ability to continue as a going concern. Although we have a history of negative cash flows from operations and operating losses, we have raised approximately $14.5 million in net proceeds from the February 2025 Equity Offering, the ATM Agreement and the July 2025 warrant exercises, as described in “Financing Activities” above, during the year ended December 31, 2025. In addition to these net proceeds, we have been actively negotiating settlements of aged payables and have recognized approximately $2.1 million in savings during the year ended December 31, 2025, and we have significantly reduced our operating costs.

We expect to continue generating operating losses and negative operating cash flows as we develop our products through to potential approval, however, based on the improvement in our cash position for the year ended December 31, 2025, we believe we have sufficient cash and cash equivalents to fund our operations for at least twelve months from the date of this annual report on Form 10-K. Therefore, we have concluded that substantial doubt no longer exists.

As of the date of this Form 10-K, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell an amount of securities up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statements will also decrease. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3.

Sources of Liquidity

Registration Statements

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of December 31, 2025, approximately $34.2 million of the 2024 S-3 remained available for sales of securities.

As of the filing of this Form 10-K, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the number of securities it can sell under its registration statements on Form S-3.

Equity Offerings

During the year ended December 31, 2025, we completed the February 2025 Equity Offering and the July 2025 Warrant Exercises (together, the “Capital Raises”), as described above in “Management’s Discussion and Analysis of the Results of Operations – Financing Activities.” Net proceeds from the Capital Raises were approximately $14.3 million. We intend to use the net proceeds from the Capital Raises for working capital and general corporate purposes.

In connection with the February 2025 Equity Offering and July 2025 Warrant Exercises, pursuant to the Founders Agreement, we issued 125,779 shares of common stock to Fortress.

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

During the year ended December 31, 2025, the Company issued approximately 54,000 shares of common stock at an average price of $11.55 per share for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $27,000 for net proceeds of approximately $0.6 million.

During the year ended December 31, 2024, the Company issued approximately 140,000 shares of common stock at an average price of $18.78 per share for gross proceeds of $2.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million for net proceeds of approximately $2.5 million.

Pursuant to the Founders Agreement, the Company issued 1,361 shares of common stock to Fortress at a weighted average price of $11.55 per share for the year ended December 31, 2025. For the year ended December 31, 2024, the Company issued 3,509 shares of common stock to Fortress at a weighted average price of $18.78 per share.

The number of securities we are able to sell pursuant to the registration statements on Form S-3 is limited. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Cash Flows

The following table summarizes our cash flows during the years ended December 31, 2025 and 2024:

	For the year ended December 31,
($ in thousands)	2025	2024
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(5,264)	$(11,410)
Investing activities	1,165	—
Financing activities	14,526	11,265
Net change in cash and cash equivalents	$10,427	$(145)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was primarily due to approximately $1.9 million in net loss, $1.7 million change in operating assets and liabilities, $2.1 million non-cash savings from the settlement of payables, $0.4 million gain on the termination of the Plantation Street Facility lease, partially offset by $0.4 million equity fee to Fortress, $0.3 million common shares issuable in connection with Annual Stock Dividend to Fortress and $0.1 million non-cash stock based compensation.

Net cash used in operating activities for the year ended December 31, 2024, was primarily due to approximately $15.8 million in net loss, $2.4 million non-cash savings from the settlement of payables, $0.5 million of non-cash stock based compensation, and $0.3 million gain on the termination of lease, partially offset by $3.7 million of asset impairment, $1.8 million change in operating assets and liabilities, $0.7 million of depreciation expense, $0.6 million of common shares issuable in connection with the Annual Stock Dividend to Fortress, $0.3 million equity fee to Fortress related to Mustang ATM and Equity Offerings, $0.2 million of amortization of operating lease right-of-use assets, and $0.3 million in research and development – licenses acquired.

Investing Activities

Net cash provided by investing activities was $1.2 million for the year ended December 31, 2025, which primarily reflects the proceeds from the sale of equipment to AbbVie.

No cash was used in or provided by investing activities for the year ended December 31, 2024.

Financing Activities

Net cash provided by financing activities was $14.5 million during the year ended December 31, 2025, primarily reflecting the proceeds from the February 2025 Equity Offering, the ATM Agreement and the July 2025 warrant exercises.

Net cash provided by financing activities was $11.3 million during the year ended December 31, 2024, primarily reflecting the proceeds from the May 2024 Offering, June 2024 Offering and the ATM Agreement.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2025, our internal controls over financial reporting were effective based upon those criteria.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors, including their ages as of the date of this Form 10-K.

Name	Age	Position(s)
Executive Officers
Manuel Litchman, M.D.	72	President, Chief Executive Officer, Interim Chief Financial Officer and Director

Non-Employee Directors
Michael S. Weiss	60	Chairman of the Board of Directors and Executive Chairman
Adam J. Chill	58	Director
Neil Herskowitz	69	Director
David Jin	35	Director
Lindsay A. Rosenwald, M.D.	70	Director
Michael J. Zelefsky, M.D.	65	Director

Information about our Executive Officers

Manuel Litchman, M.D. - President, Chief Executive Officer, Interim Chief Financial Officer and Director

Dr. Litchman has served as our President and Chief Executive Officer, and as a member of our Board since April 2017 and as Interim Chief Financial Officer since November 2024. Dr. Litchman has also served on the board of Cascade Prodrug, LLC, a private biotechnology company, since August 2025. Dr. Litchman joined us from Arvinas, LLC, where he served as President and Chief Executive Officer. While at Arvinas, Dr. Litchman oversaw the advancement of the company’s pipeline of protein-degradation therapeutics for the treatment of cancers and other diseases toward Investigational New Drug applications and secured multi-target discovery collaborations with Merck and Genentech. Prior to Arvinas, Dr. Litchman spent more than 18 years with Novartis Pharmaceuticals Corporation, where he held positions of increasing responsibility related to the development of Novartis’ oncology pipeline. Most recently, Dr. Litchman served as Senior Vice President and Executive Global Program Head, CTL019, Cell & Gene Therapies Unit, where he led a collaboration with the University of Pennsylvania investigating chimeric antigen receptor modified T cells (“CAR Ts”) directed against CD19 on B cell malignancies. Prior to the CTL019 collaboration, Dr. Litchman served as Novartis’ Vice President and Head, Oncology Business Development & Licensing.  Earlier in his career, Dr. Litchman was a senior equity analyst at Ursus Capital and directed oncology/immunology clinical research at Hoffmann-La Roche Inc. Dr. Litchman received his M.D. from Yale University School of Medicine, and his B.A. from Princeton University.  He completed his internal medicine residency and hematology-oncology fellowship at New York-Presbyterian/Weill Cornell Medical Center. Based on Dr. Litchman’s biotechnology and pharmaceutical industry experience and in-depth understanding of our business, we believe that Dr. Litchman has the appropriate set of skills to serve as a member of the Board.

Information about our Non-Employee Directors

Michael S. Weiss – Chairman of the Board of Directors and Executive Chairman

Mr. Weiss has served as Chairman of our Board since May 2015 and has also served as our Executive Chairman since January 2017. He previously served as our interim President & Chief Executive Officer from March 2015 to April 2017. He is also a board member and the Executive Vice Chairman, Strategic Development of Fortress Biotech, Inc., a position he has held since February 2014. Since December 2011, Mr. Weiss has served in multiple capacities at TG Therapeutics, Inc., and is currently its Chairman, President and Chief Executive Officer. Mr. Weiss earned his J.D. from Columbia Law School and his B.S. in Finance from The University at Albany. He began his professional career as a lawyer with Cravath, Swaine & Moore LLP. From 2002 to 2009, Mr. Weiss was the Chairman and Chief Executive Officer of Keryx Biopharmaceuticals, Inc. Additionally, Mr. Weiss co-founded and served as Co-Portfolio Manager and Managing Partner of Opus Point Partners, LLC from 2009 to 2019. Based on Mr. Weiss’s biotechnology and pharmaceutical industry experience, as well as his extensive management experience, we believe that Mr. Weiss has the appropriate set of skills to serve as a member of the Board.

Effective January 1, 2017, our Board approved and authorized the execution of a Board Advisory Agreement with Caribe BioAdvisors, LLC (the “Advisor”), which is owned by Michael S. Weiss, to provide the Board with the advisory services of Mr. Weiss as Chairman of the

Board and Executive Chairman. Pursuant to the Advisory Agreement, the Advisor is paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the Board.

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

Neil Herskowitz – Director

Mr. Herskowitz has served as a member of our Board since August 2015. Mr. Herskowitz has served as the managing member of the ReGen Group of companies, located in New York, since 1998, which include ReGen Capital Investments LLC and Riverside Claims Investments LLC. He has also served as the President of its affiliate, Riverside Claims LLC, since June 2004. Mr. Herskowitz serves as a member of the board of directors for our affiliate, Avenue Therapeutics, Inc. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978. Based on Mr. Herskowitz’s financial industry experience and in-depth understanding of our business, we believe that Mr. Herskowitz has the appropriate set of skills to serve as a member of the Board.

David Jin – Director

Mr. Jin has served as a member of our Board since October 2024. Mr. Jin has served as the Chief Financial Officer of Fortress since August 2022 and Head of Corporate Development since May 2020. He also serves as Chief Operating Officer, Interim Chief Financial Officer and Corporate Secretary of Avenue Therapeutics, Inc. (a Fortress partner company) and as a member of the board of directors of Crystalys Therapeutics. Since August 2022, Mr. Jin has served as Treasurer of Fortress’ private subsidiaries, including Cyprium Therapeutics, Urica Therapeutics, Helocyte, and Cellvation. From March 2022 to August 2022, he served as Interim Chief Executive Officer at Avenue Therapeutics. Previously, he was on the investment team in the Private Equity & Real Assets group at Barings, Director of Corporate Development at Sorrento Therapeutics, Vice President of Healthcare Investment Banking at FBR & Co., and was in the management consulting group at IMS Health (now IQVIA). He holds a B.S. in Industrial Engineering & Management Sciences with a double-major in Mathematical Methods in the Social Sciences from Northwestern University. Based on Mr. Jin’s financial experience and knowledge of the biotechnology industry, we believe that Mr. Jin has the appropriate set of skills to serve as a member of the Board.

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

During 2025, our Board held six meetings. During 2025, each director attended at least 75% of the meetings of the Board and the meetings of those committees on which each director served, in each case during the period that such person was a director. The permanent committees established by our Board are the Audit Committee and the Compensation Committee, descriptions of which are set forth in more detail below. Our directors are expected to attend each Annual Meeting of Stockholders.

Director Independence

We adhere to the corporate governance standards adopted by Nasdaq. Nasdaq rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board completed its annual review of director independence and considered relationships and transactions during 2025 between each director or any member of his immediate family, on the one hand, and the Company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Adam Chill, Neil Herskowitz, and Michael Zelefsky, M.D., are independent under the criteria established by Nasdaq and our Board.

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

Audit Committee

The Audit Committee currently consists of Adam J. Chill, Neil Herskowitz, and Michael J. Zelefsky, M.D. Mr. Chill chairs the Audit Committee.

The Audit Committee held four meetings during the fiscal year ended December 31, 2025. The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee which was recently reviewed by our Audit Committee. A copy of the Charter of the Audit Committee is available on our website, located at ir.mustangbio.com. Among other things, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of, consultation with and review of the services provided by our independent registered public accounting and identifying and assessing any related party transactions in collaboration with counsel, accountants and management. Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.

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

The Compensation Committee held one meeting during the fiscal year ended December 31, 2025. The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee which was recently reviewed by our Compensation Committee. A copy of the Charter of the Compensation Committee is available on our website, located at ir.mustangbio.com. As discussed in its Charter, among other things, the duties and responsibilities of the Compensation Committee include approving any corporate goals and objectives relating to the compensation of our executive officers, evaluating the performance of our executive officers, and administering all of our executive compensation programs, including, but not limited to, our incentive and equity-based plans. The Compensation Committee evaluates the performance of all of our executive officers on an annual basis and reviews and approves on an annual basis all compensation programs and awards relating to such officers. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with our compensation philosophy. Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than himself.

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

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, certain officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in our equity securities, and to provide copies of such reports to us. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, we believe that during the fiscal year ended December 31, 2025, there were no delinquent Section 16(a) filings.

Item 11.     Executive Compensation

Named Executive Officers

As determined in accordance with SEC rules, our named executive officers (“NEOs”), which includes all executive officers serving during 2025, are the individuals set forth below:

●Manuel Litchman, M.D., our President, Chief Executive Officer, and Interim Chief Financial Officer.

The following table sets forth information concerning compensation paid by us to our NEOs for their services rendered to us in all capacities during the years ended December 31, 2025, and 2024.

Summary Compensation Table

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards(1)	Awards	Compensation(2)	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)		($)
Manuel Litchman, M.D.	2025	$485,500	$—	$—	$—	$—	$12,763	(3)	$498,263
President, Chief Executive Officer, and Interim Chief Financial Officer	2024	485,500	—	—	—	—	12,542	(3)	498,042

____________________

(1)

The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock units granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating these amounts are incorporated by reference to Note 8 to the financial statements included in this Form 10-K. No Stock Awards were granted in 2025 and 2024.

(2)	In 2025 and 2024, the Compensation Committee decided to not pay annual cash incentive bonuses. See the “Annual Cash Incentive Bonus” section below for additional details.
(3)	All other compensation for Dr. Litchman is comprised of Company matching 401(k) contributions.

Narrative to Summary Compensation Table

Employment Agreements

Dr. Litchman

In April 2017, we entered into an employment agreement with Dr. Litchman, our President, Chief Executive Officer and Interim Chief Financial Officer, pursuant to which he received an initial annual base salary of $395,000. As part of his annual review in January 2023, the Board increased Dr. Litchman’s annual base salary to $485,500 effective as of April 1, 2023. There were no increases to Dr. Litchman’s annual base salary in 2025 and 2024. The employment agreement further provides eligibility for an incentive bonus linked to the realization of certain corporate milestones to be established annually by the Board or the Compensation Committee. Dr. Litchman’s target annual bonus is equal to fifty percent (50%) of his annual salary, and the Board or the Compensation Committee will determine the actual payout amount each year. The employment agreement provides that if we terminate Dr. Litchman without cause or if he resigns for good reason, as those terms are defined in the employment agreement, he will be entitled to: (i) severance payments at a rate equal to his base salary then in effect for a period of 12 months following his termination date; (ii) a pro-rata share of the annual incentive bonus for the year in which the termination occurred, to be paid when and if such bonus would have been paid under the employment agreement; (iii) accelerated partial vesting of all unvested time-based equity awards with respect to the same number of shares that would have vested if Dr. Litchman had continued in employment for one year following the termination date; and (iv) if Dr. Litchman timely elects continued health insurance coverage under COBRA, the entire premium necessary to continue such coverage for Dr. Litchman and Dr. Litchman’s eligible dependents until the conclusion of the time when Dr. Litchman is receiving continuation of base salary payments or until Dr. Litchman becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that we have the right to terminate such payment of COBRA premiums on behalf of Dr. Litchman and instead pay him a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if we determine in our discretion that continued payment of COBRA premiums is or may be discriminatory under Section 105(h) of the Internal Revenue Code. In addition, if Dr. Litchman is terminated without cause or resigns for good reason within twelve months following a change in control, he will be entitled to the severance benefits described in (i), (ii) and (iv) of the immediately preceding sentence, as well as 100% accelerated vesting of the options and other equity awards granted to him. In the event Dr. Litchman’s employment is terminated due to his death or disability, he or his estate will receive continuing salary payments for ninety days and a pro-rata share of the annual incentive bonus for the year in which the termination occurred, to be paid when and if such bonus would have been paid under the employment agreement. In each case, the severance benefits are conditioned upon Dr. Litchman’s execution and non-revocation of a release of claims against us and compliance with certain non-solicitation and non-competition covenants during his employment and for a period of six months thereafter. Also, the severance benefits are subject to reduction to avoid the imposition of excise taxes under Sections 280G and 4999 of the Code, if such reduction would result in a better after-tax result for Dr. Litchman.

Annual Cash Incentive Bonus

In 2025, Dr. Litchman was eligible to earn a target annual cash incentive equal to 50% of his base salary per the terms of his Employment Agreement.

Dr. Litchman’s annual cash incentive bonus is based upon our performance against pre-established corporate goals and objectives, which included a combination of clinical and nonclinical goals related to our products as well as other corporate development goals, and his individual performance based upon subjective performance reviews. In 2025, the Compensation Committee decided not to pay the 2025 annual cash incentive bonus to preserve our cash resources.

Equity Awards

The Company maintains the Mustang Bio, Inc. 2016 Incentive Plan (the “2016 Plan”), pursuant to which it may, from time to time, grant equity awards to its service providers, including its executive officers and directors. However, no equity awards were granted in 2025.

Outstanding Equity Awards at Fiscal Year-Ended December 31, 2025

	Option Awards						Stock Awards
Market Value
	Number of		Number of				Number of		of Shares or
	securities		securities				Shares or		Units of Stock
	underlying		underlying		Option		Units of		That Have
	unexercised		unexercised		exercise	Option	Stock That		Not
	options (#)		options (#)		price	Expiration	Have Not		Vested(1)
Name	exercisable		unexercisable		($)	Date	Vested (#)		($)
Manuel Litchman M.D.	868	(2)	520	(2)	$4,297.50	4/24/2027	71	(3)	$70

__________________

(1)	Market value is based on $0.981 per share, the closing price of our common stock on the Nasdaq Capital Market on December 31, 2025, the last trading day of the fiscal year.
(2)

The unvested portion of the option will vest and become exercisable upon the occurrence of the following milestones being achieved, in each case subject to Dr. Litchman’s continuous service to the Company on the date of such occurrences: (A) 25% of such shares will vest upon the dosing of the first patient in the first Phase 2 clinical trial of a second Company product candidate; (B) 25% of such shares will vest upon our achievement of a fully-diluted market capitalization of $500,000,000; and (C) 25% of such shares will vest upon our achievement of a fully-diluted market capitalization of $1 billion. Notwithstanding the foregoing, in the event that a Phase 2 clinical trial for the Company product candidates referenced in subsection (A) of this paragraph is bypassed, the corresponding percentage of the Performance Option grant that would have otherwise vested pursuant to subsection (A) of this paragraph will vest upon the earlier of (x) the dosing of the first patient in the first Phase 3 clinical trial for that Company product candidate, or (y) the filing of a Biologics License Application or New Drug Application with the U.S. Food and Drug Administration, or alternatively the filing of an equivalent regulatory filing with a foreign regulatory agency, with respect to that Company product candidate.

(3)  These restricted stock units vest as follows: (i) 46 shares will vest on April 24, 2026; and (ii) 25 shares will vest on April 24, 2027, subject in each case to Dr. Litchman’s continuous service to the Company through that date.

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

Stock Option Grant Policy

We did not grant stock options or similar instruments to our NEOs during 2025. We have no set policy or practice regarding the timing of stock option awards or similar instruments in relation to the disclosure of material nonpublic information. In general, the timing of stock option awards is dictated by the event or circumstance giving rise to the award and the schedules of the directors responsible for approving the award. If, in the future, a stock option grant is made at a time that material nonpublic information exists, the directors approving the award would be responsible for considering the anticipated effect of that information on our stock price and would take such effect into account when sizing and pricing the award.

Director Compensation

Directors who are also employees are not compensated separately for serving on the Board or any of its committees. For 2025, our only employee director was Dr. Litchman, and he is therefore not included in the Director Compensation Table below.

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

However, in 2025 the Board decided not to grant director equity awards due to timing of the annual shareholders meeting.

In addition, each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our Board and meetings of committees of our Board.

Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board for all services in all capacities during 2025.

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)(1)	($)(2)	($)
Michael S. Weiss(3)	$60,000	$—	$60,000
Adam J. Chill	60,000	—	60,000
Neil Herskowitz	50,000	—	50,000
David Jin	50,000	—	50,000
Lindsay A. Rosenwald, M.D.	50,000	—	50,000
Michael J. Zelefsky, M.D.	50,000	—	50,000

____________________

(1)	Represents the cash retainer for serving on our Board and committees of the Board.
(2)

No stock awards were granted in 2025. As of December 31, 2025, each of Mr. Herskowitz, Dr. Rosenwald, Mr. Weiss, Mr. Chill and Dr. Zelefsky had 157 shares of unvested restricted stock pursuant to prior awards.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information
Number of securities
remaining available
		Weighted-	for future issuance
		average	under equity
	Number of securities to be	exercise price of	compensation plans
	issued upon exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan Category	warrants and rights	and rights(1)	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,617	$4,297.50	2,506,958
Equity compensation plans not approved by security holders	—	—	—
Total	1,617	$4,297.50	2,506,958

(1) The calculation of the weighted-average exercise price of outstanding options, warrants and rights in this column does not include outstanding restricted stock units, as they do not have an exercise price.

Our equity compensation plans consist of the 2016 Plan, and the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan, which were each approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

The following table shows information, as of March 17, 2026, concerning the beneficial ownership of our common stock by:

●	each person we know to be the beneficial owner of more than 5% of our common stock;
●	each of our current directors;
●	each of our NEOs shown in our Summary Compensation Table; and
●	all current directors and executive officers as a group.

As of March 17, 2026, there were 6,732,092 shares of our common stock, 845,385 shares of our Class A common stock, and 250,000 shares of our Class A Preferred Stock outstanding. In order to calculate a stockholder’s percentage of beneficial ownership, we include in the calculation those shares underlying options or warrants beneficially owned by that stockholder that are vested or that will vest within 60 days of March 16, 2026. Shares of restricted stock are deemed to be outstanding. Options or warrants held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of our common stock. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person’s name, except to the extent authority is shared by spouses under community property laws.

		Shares Under
		Exercisable
		Options and
		Unvested	Total Shares
		Restricted Stock	Beneficially
Name of Beneficial Owner (1)	Shares owned	Units(2)	Owned	% of total CS
Michael S. Weiss (3)	991	—	991	*	%
Manuel Litchman, M.D	1,563	939	2,502	*	%
Lindsay A. Rosenwald, M.D (3)	1,008	—	1,008	*	%
Neil Herskowitz	145	—	145	*	%
Adam J. Chill	375	—	375	*	%
Michael J. Zelefsky, M.D	379	—	379	*	%
David Jin	286	—	286	*	%
All current executive officers and directors as a group (7 persons)	4,747	939	5,686	*	%
5% or Greater Stockholders:
Fortress Biotech, Inc (4)	536,577	—	536,577	8.0%

_________________

* Less than 1% of our common stock outstanding

(1)

The address of each of the directors and executive officers is c/o Mustang Bio, Inc., 95 Sawyer Road, Suite 110, Waltham, MA 02453, and the address of Fortress Biotech, Inc. is c/o Fortress Biotech, Inc., 1111 Kane Concourse, Suite 301, Bay Harbor Island, FL 33154

(2)	Includes only options exercisable within 60 days of March 17, 2026 and unvested restricted stock units.
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

The following table shows information, as of March 17, 2026, concerning the beneficial ownership of our Class A Common Stock:

	Class A Common Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	Number of Shares and Nature of Beneficial Ownership (2)	Percentage of Total Class A Common Stock
City of Hope	845,385	100%

____________________

(1)	The address of City of Hope is 1500 East Duarte Road, Duarte, California 91010.
(2)	Converts into 1,127 shares of common stock.

The following table shows information, as of March 17, 2026, concerning the beneficial ownership of our Class A Preferred Stock:

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

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, since January 1, 2024, we have not been a party to any transaction in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, NEOs, or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, and other than compensation, termination, and change-in-control arrangements.

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

Effective as of March 13, 2015, we entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to us. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of our operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on our behalf with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). We are obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, we are not obligated to take or act upon any advice rendered by Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the MSA and our Certificate of Incorporation, Fortress and its affiliates, including all members of our Board, will have no fiduciary or other duty to communicate or present any corporate opportunities to us or to refrain from engaging in business that is similar to that of our company. In consideration for the Services, we pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which we have net assets in excess of $100 million at the beginning of the calendar year. We record fifty percent of the Annual Consulting Fee in research and development expense and fifty percent in general and administrative expense in the Statement of Operations. For the years ended December 31, 2025 and 2024, we recorded expense of $0.5 million and $0.5 million, respectively, related to this agreement.

For the year ended December 31, 2025, the Company issued 127,140 shares of common stock to Fortress, which equaled 2.5% of the sum of the gross proceeds of $0.6 million from the sale of shares of common stock under Mustang’s At-the-Market Offering, $8.0 million gross proceeds from the February 2025 Public Offering, and $7.1 million from the July 2025 Series C-2 warrant exercises. The Company recorded an expense of approximately $0.4 million in general and administrative expenses related to these shares for the year ended December 31, 2025.

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

Payables and Accrued Expenses Related Party

In the normal course of business, Fortress pays certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party.

Director Compensation

Dr. Rosenwald and David Jin

Pursuant to the terms of our Non-Employee Directors Compensation Plan, Dr. Rosenwald and Mr. Jin will receive a cash fee of $50,000 per year paid quarterly and an annual stock award of the greater of (i) a number of shares of common stock having a fair market value on the grant date of $50,000 or (ii) 10,000 shares of common stock, which shares shall vest and become non-forfeitable on the third anniversary of the grant date, subject to continued service on the board of directors on such date. However, no restricted stock awards were granted in 2025 or 2024. Dr. Rosenwald is Chairman, President and Chief Executive Officer of Fortress and Mr. Jin is Chief Financial Officer and Head of Corporate Development of Fortress. We are a controlled subsidiary of Fortress.

For the year ended December 31, 2025, we recognized $50,000 and $50,000 for Dr. Rosenwald and Mr. Jin, respectively, in expense related to the director compensation. For the year ended December 31, 2024, we recognized $50,000 and $12,500 for Dr. Rosenwald and Mr. Jin, respectively, in expense in our Statements of Operations related to the director compensation. No restricted stock awards were granted in 2025 and 2024.

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

For the year ended December 31, 2025, we recognized $60,000 in expense related to the Advisory Agreement. For the year ended December 31, 2024, we recognized $60,000 in expense in our Statements of Operations related to the Advisory Agreement. No restricted stock awards were granted in 2025 and 2024.

Item 14.     Principal Accounting Fees and Services

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

Audit Fees

For the year ended December 31, 2025, KPMG LLP billed us an aggregate of approximately $413,000 in fees and professional services rendered in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K for the 2025 fiscal year, the review of our financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year, and overages incurred for final billings for the 2024 audit.

For the year ended December 31, 2024, KPMG LLP billed us an aggregate of approximately $412,000 in fees and professional services rendered in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K for the 2024 fiscal year and the review of our financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year.

Audit-Related Fees

For the year ended December 31, 2025, and 2024, KPMG LLP billed us an aggregate of approximately $293,000 and $255,000, respectively, in fees for audit-related services rendered in connection with securities offerings and registration statements, in addition to the fees described above under the heading “Audit Fees.”

Tax Fees

During the fiscal years ended December 31, 2025 and 2024 we were not billed by KPMG LLP for fees for professional services rendered for tax compliance, tax advice, and tax planning services.

All Other Fees

During the fiscal years ended December 31, 2025 and 2024, we were not billed by KPMG LLP for any fees for services, other than those described above, rendered to us for each of those fiscal years.

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

3.9	Amended and Restated Bylaws of Mustang Bio, Inc. (incorporated by reference to the Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on April 3, 2023).

4.1	Form of warrant agreement (incorporated by reference to the Exhibit 4.2 of the Registrant’s Form 10-12G (File No. 000-55668) filed with the SEC on July 28, 2016).

4.2	Description of Securities of Mustang Bio, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-K (File No. 001-38191) filed with the SEC on March 28, 2025).

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

4.5	Form of Pre-funded Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 30, 2023).
4.6	Form of Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 30, 2023).

Exhibit No.	Description
4.7	Form of Wainwright Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 30, 2023).
4.8	Form of May 2024 Pre-Funded Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).
4.9	Form of May 2024 Series A-1, A-2, and A-3 Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).
4.10	Form of May 2024 Placement Agent Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).
4.11	Form of June 2024 Pre-Funded Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 24, 2024).
4.12	Form of June 2024 Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 24, 2024).
4.13	Form of June 2024 Wainwright Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 24, 2024).
4.14	Form of Series B-1 Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 25, 2024).
4.15	Form of October 2024 Wainwright Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 25, 2024).
4.16	Form of Pre-Funded Warrant (incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on February 11, 2025).
4.17	Form of Series C-1 and C-2 Warrant (incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on February 11, 2025).
4.18	Form of Placement Agent Warrant (incorporated by reference to the Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on February 11, 2025).
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

10.4	Mustang Bio, Inc. Non-Employee Directors Compensation Plan (incorporated by reference to the Exhibit 10.9 of the Registrant’s Form 10-12G (File No. 000-55668) filed with the SEC on July 28, 2016). †
10.5

Board Advisory Services Agreement by and between Mustang Bio, Inc. and Caribe BioAdvisors, LLC, dated January 1, 2017 (incorporated by reference to the Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 000-55668) filed with the SEC on March 31, 2017). †

Exhibit No.	Description
10.6

Exclusive License Agreement (IV/ICV) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017 (incorporated by reference to the Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 000-55668) filed with the SEC on August 14, 2017). #

10.7

Amended and Restated Exclusive License Agreement (IL13Ra2) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017 (incorporated by reference to the Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 000-55668) filed with the SEC on March 31, 2017). #

10.8

Amended and Restated Exclusive License Agreement (Spacer) by and between Mustang Bio, Inc. and City of Hope, dated February 17, 2017 (incorporated by reference to the Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 000-55668) filed with the SEC on March 31, 2017). #

10.9

Employment Agreement between Manuel Litchman and Mustang Bio, Inc., effective as of April 24, 2017 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-55668) filed with the SEC on April 24, 2017). †

10.10	Mustang Bio, Inc. 2016 Incentive Plan, dated May 17, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-12G filed on July 28, 2016). †

10.11	Amendment to Mustang Bio, Inc. 2016 Incentive Plan, filed with the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders on June 14, 2018, filed on April 30, 2018. †
10.12

Second Amendment to the Mustang Bio, Inc. 2016 Equity Incentive Plan, dated June 17, 2021 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 22, 2021). †

10.13

Third Amendment to Mustang Bio, Inc. 2016 Equity Incentive Plan, dated June 21,2022 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 24, 2022). †

10.14

Fourth Amendment to the Mustang Bio, Inc. 2016 Equity Incentive Plan, dated December 22, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on December 23, 2025). †

10.15	Form of Option Agreement (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (File No. 001-38191) filed with the SEC on March 11, 2024). †
10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (File No. 001-38191) filed with the SEC on March 11, 2024). †
10.17	Form of Director Stock Award Agreement (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K (File No. 001-38191) filed with the SEC on March 11, 2024). †
10.18

Mustang Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to the Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38191) filed with the SEC on August 9, 2019).†

10.19

Amendment to the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan, dated June 17, 2021 (incorporated by reference to the Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 22, 2021). †

10.20

Amendment No. 2 to the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan, dated June 21, 2023 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 21, 2023). †

Exhibit No.	Description
10.21

Amendment No. 3 to the Mustang Bio, Inc. 2019 Employee Stock Purchase Plan, dated December 22, 2025 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on December 23, 2025). †

10.22

Form of Securities Purchase Agreement, dated October 26, 2023, by and between the Company and the purchaser party thereto (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 30, 2023).

10.23

Form of Securities Purchase Agreement, dated April 29, 2024, by and between the Company and the purchaser party thereto (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).

10.24

Warrant Agreement Amendment, dated April 29, 2024, by and between the Company and the holder thereto (incorporated by reference to the Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on May 2, 2024).

10.25

Form of Securities Purchase Agreement, dated June 19, 2024, by and between the Company and the purchaser party thereto (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on June 24, 2024).

10.26

Form of Securities Purchase Agreement, dated February 5, 2025 (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-38191) filed with the SEC on February 11, 2025).

10.27

Asset Purchase Agreement, dated June 27, 2024, by and between the Company and uBriGene (Boston) Biosciences, Inc. (incorporated by reference to the Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on July 3, 2024).

10.28	Form of Investor Inducement Agreement (incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 25, 2024).
10.29	Form of Indemnification Agreement (incorporated by reference to the Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38191) filed with the SEC on October 25, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Form 10-K (File No. 001-38191) filed with the SEC on March 28, 2025).
23.1	Consent of Independent Registered Public Accounting Firm, KPMG, LLP, Boston, Massachusetts. **

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1

Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

97	Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K (File No. 001-38191) filed with the SEC on March 11, 2024).

101

The following financial information from Mustang Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to the Financial Statements (filed herewith).

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

Item 16.      Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Mustang Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mustang Bio, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts
March 19, 2026

MUSTANG BIO, INC.

BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash and cash equivalents	$17,266	$6,839
Other receivables	217	402
Prepaid expenses and other current assets	110	200
Property, plant and equipment, held for sale	—	1,165
Total current assets	17,593	8,606

Property, plant and equipment, net	—	371
Other assets	—	250
Operating lease right-of-use asset, net	—	81
Total Assets	$17,593	$9,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,411	$9,486
Payables and accrued expenses - related party	2,503	2,667
Operating lease liabilities - short-term	—	456
Total current liabilities	7,914	12,609

Deferred income	150	150
Operating lease liabilities - long-term	—	422
Total Liabilities	8,064	13,181

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively
Class A common shares, 845,385 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common shares, 6,453,701, and 985,972 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	5
Common stock issuable, 278,385 and 69,046 shares as of December 31, 2025 and December 31, 2024, respectively	273	611
Additional paid-in capital	407,899	392,234
Accumulated deficit	(398,644)	(396,723)
Total Stockholders’ Equity (Deficit)	9,529	(3,873)
Total Liabilities and Stockholders’ Equity (Deficit)	$17,593	$9,308

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	For the year ended December 31,
	2025	2024
Operating expenses:
Research and development	$(1,516)	$8,418
Asset impairment	—	3,692
General and administrative	3,948	4,135
Total operating expenses	2,432	16,245
Loss from operations	(2,432)	(16,245)

Other income
Other income	—	314
Interest income, net	511	179
Total other income	511	493
Net Loss	$(1,921)	$(15,752)

Net loss per Class A common and common shares outstanding, basic and diluted	$(0.39)	$(38.57)

Weighted average number of Class A common and common shares outstanding, basic and diluted	4,908,164	609,696

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2023	250,000	$—	845,385	$—	166,974	$1	$591	$380,502	$(380,971)	$123
Common stock issuable - Annual Stock Dividend to Fortress	—	—	—	—	—	—	611	—	—	611
Issuance of common shares - Annual Stock Dividend to Fortress	—	—	—	—	18,564	—	(477)	477	—	—
Issuance of common shares, equity fee on At-the-Market Offering	—	—	—	—	13,266	—	(114)	443	—	329
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	83,700	—	—	5,160	—	5,160
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	140,402	1	—	2,534	—	2,535
Issuance of common shares under ESPP	—	—	—	—	938	—	—	48	—	48
Stock-based compensation expenses	—	—	—	—	119	—	—	(450)	—	(450)
Abeyance Shares released (1)	—	—	—	—	69,672	—	—	—	—	—
Exercise of warrants (1)	—	—	—	—	491,816	3	—	3,520	—	3,523
Reverse Split (1-for-50) adjustment	—	—	—	—	521	—	—	—	—	—
Net loss					—	—	—	—	(15,752)	(15,752)
Balances at December 31, 2024	250,000	$—	845,385	$—	985,972	$5	$611	$392,234	$(396,723)	$(3,873)
Common stock issuable - Annual Stock Dividend to Fortress	—	—	—	—	—	—	273	—	—	273
Issuance of common shares - Annual Stock Dividend to Fortress	—	—	—	—	69,046	—	(611)	611	—	—
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	127,140	—	—	395	—	395
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	495,000	—	—	6,782	—	6,782
Issuance of common shares, net of offering costs - At-the-Market Offering	—	—	—	—	54,440	—	—	599	—	599
Issuance of common shares under ESPP	—	—	—	—	200	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	68	—	—	129	—	129
Abeyance Shares released (1)	—	—	—	—	185,880	—	—	—	—	—
Exercise of warrants	—	—	—	—	4,536,162	1	—	7,144	—	7,145
Reverse Split (1-for-50) adjustment	—	—	—	—	(207)	(5)	—	5	—	—
Net loss	—	—	—	—	—	—	—	—	(1,921)	(1,921)
Balances at December 31, 2025	250,000	$—	845,385	$—	6,453,701	$1	$273	$407,899	$(398,644)	$9,529

(1)	In connection with the induced warrant exercise in October 2024, a certain warrant holder was induced to exercise for cash 337,552 shares of common stock related to the Series A-3 warrants at the exercise price of $11.85 per share. Of the 337,552 shares on the exercise date, 255,552 were held in abeyance and not considered outstanding. The balance of the shares held in abeyance will be held in abeyance until notice from the shareholder that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. As of December 31, 2025, all shares held in abeyance have been issued.

See accompanying notes to financial statements.

MUSTANG BIO, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,921)	$(15,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - equity fee on equity offerings to Fortress Biotech	395	329
Common shares issuable - Annual Stock Dividend to Fortress Biotech	273	611
Research and development - licenses acquired	—	250
Stock-based compensation expenses	129	(450)
Depreciation expense	34	671
Amortization of operating lease right-of-use assets	7	152
Settlement of payables	(2,104)	(2,383)
Loss on disposal of property and equipment	—	29
Asset impairment	—	3,692
Gain on lease termination	(394)	(314)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	90	586
Other receivables	435	494
Accounts payable and accrued expenses	(1,971)	(591)
Payable and accrued expenses - related party	(164)	1,833
Deferred income	—	(120)
Lease liabilities	(73)	(447)
Net cash used in operating activities	(5,264)	(11,410)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	1,165	—
Net cash from investing activities	1,165	—

Cash Flows from Financing Activities:
Proceeds from issuance of common shares, net of offering costs - equity offering	6,782	5,159
Proceeds from issuance of common shares, net of offering costs - At-the-Market offering	599	2,535
Proceeds from warrant exercises	7,145	3,523
Proceeds from issuance of common shares under ESPP	—	48
Net cash provided by financing activities	14,526	11,265

Net change in cash and cash equivalents	10,427	(145)
Cash and cash equivalents, beginning of the period	6,839	6,984
Cash and cash equivalents, end of the period	$17,266	$6,839

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$611	$591

Supplemental disclosure of noncash activities related to the uBriGene Repurchase Transaction (see Note 4):
Fair value of assets received	$—	$2,209
Fair value of supplies received expensed to research and development	$—	$2,509
Accounts receivable written off	$—	$(6,967)
Accounts payable written off	$—	$3,644
Deferred purchase consideration	$—	$(1,295)

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. To date, the Company has funded its operations primarily with the proceeds from equity securities. As of December 31, 2025, the Company had an accumulated deficit of $398.6 million and cash and cash equivalents of $17.3 million.

The Company has previously disclosed in its financial statements for the year ended December 31, 2024, and its most recent quarterly report on Form 10-Q for the period ended September 30, 2025, that substantial doubt existed regarding its ability to continue as a going concern. Although it has a history of negative cash flows from operations and operating losses, the Company has raised approximately $14.5 million in net proceeds from the February 2025 Equity Offering, the ATM Agreement and the July 2025 warrant exercises (see Note 8) during the year ended December 31, 2025. In addition to these net proceeds, the Company has been actively negotiating settlements of aged payables and has recognized approximately $2.1 million in savings during the year ended December 31, 2025, and it has significantly reduced its operating costs.

The Company expects to continue generating operating losses and negative operating cash flows as it develops its products through to potential approval, however, based on the improvement in its cash position for the year ended December 31, 2025, the Company believes it has sufficient cash and cash equivalents to fund its operations for at least twelve months from the date of this annual report on Form 10-K. Therefore, the Company has concluded that substantial doubt about its ability to continue as a going concern no longer exists.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has no subsidiaries.

All inter-company transactions between Fortress and Mustang are classified as due from or due to related party in the financial statements.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company views its operations and manages its business in one segment, which reflects the research and development of potential cures for difficult-to-treat cancers. The Company’s chief operating decision maker (“CODM”) is its chief executive officer.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2025 and 2024, consisted of cash and certificates of deposit in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (FDIC) limits, though the Company customarily invests a significant portion of its cash in Insured Cash Sweep (“ICS”) accounts to maximize FDIC insurance coverage across its holdings. As of December 31, 2025, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Other Receivables – Related Party

Other receivables include amounts due to the Company from Fortress and is recorded at the invoiced amount.

Property, plant and equipment, net

Property, plant and equipment, net, consisting primarily of leasehold improvements, are carried at cost less accumulated depreciation. Depreciation for leasehold improvements is computed over the shorter of the estimated useful lives or the term of the respective leases. Depreciation for all other property and equipment assets is recorded over the useful lives of the respective assets, generally five years, using the straight-line method.

Property, plant and equipment, held for sale

Property, plant and equipment, held for sale represent assets that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” In February 2025, the Company completed the sale of the lab and cell processing equipment, furniture and fixtures and computer equipment that were recorded as assets held for sale as of December 31, 2024.

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

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies. Additionally, consideration received or due from research and development vendors, inclusive of credits on existing invoices, is recorded as a reduction of research and development expenses in the period that the related amounts are probable and reasonably estimable.

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired is reflected as research and development expenses in the Company’s Statements of Operations.

Annual Stock Dividend to Fortress

In July 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company (the “Annual Stock Dividend”). The Annual Stock Dividend was part of the consideration payable for formation of the Company and the identification of certain assets, including the license contributed to Mustang by Fortress (see Note 3). The Company considers the Annual Stock Dividend as contingent consideration for the license contributed to Mustang by Fortress. Since the ultimate amount of the Annual Stock Dividend is highly uncertain and cannot be reasonable estimable, in accordance with ASC 450-20, Loss Contingencies, the Company records the Annual Stock Dividend in Research and development expense in the Company’s Statements of Operations, when the shares are issued.

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

Leases

Arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company's incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred. In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. As of December 31, 2025, the Company is no longer party to any operating or financing leases.

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

	For the year ended December 31,
	2025	2024
Warrants	4,678,646	1,576,919
Options	1,521	1,521
Class A preferred shares (1)	333	333
Unvested restricted stock awards	720	1,195
Unvested restricted stock units	96	226
Total	4,681,316	1,580,194

(1)	Class A Preferred Shares are reflected on an as-if converted basis.

The Company considers Class A common stock and Class A preferred stock to be additional classes of common stock for the purpose of calculating net loss per share, as they do not have preferential rights when compared to the Company’s common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. At December 31, 2025, the Class A common stock and Class A preferred stock have rights to convert to a total of 1,461 common shares.

In connection with the exercise of certain existing warrants in October 2024 (see Note 8), the Company recorded a deemed dividend of approximately $7.8 million for the issuance of new warrants. For the year ended December 31, 2024, net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends.

Comprehensive Loss

The Company has no components of other comprehensive loss, and therefore, comprehensive loss equals net loss.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company adopted the accounting standard on its annual report on Form 10-K for the year ended December 31, 2025, and determined that the guidance does not have a material impact on its financial statements.

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

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 278,385 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2026. The value of these shares is shown in the Statement of Stockholders’ Equity at December 31, 2025, as Common stock issuable – Annual Stock Dividend. The Company recorded an expense of approximately $0.3 million in research and development expense related to these issuable shares during the year ended December 31, 2025.

Pursuant to the Amended and Restated Articles of Incorporation, the Company issued 69,046 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of Mustang on January 1, 2025. The value of these shares is shown in the Statement of Stockholders’ Equity at December 31, 2024, as Common stock issuable – Annual Stock Dividend. The Company recorded an expense of approximately $0.6 million in research and development expense acquired related to these issuable shares during the year ended December 31, 2024.

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

For the year ended December 31, 2025, the Company issued 127,140 shares of common stock to Fortress, which equaled 2.5% of the sum of the gross proceeds of $0.6 million from the sale of shares of common stock under Mustang’s At-the-Market Offering, $8.0 million gross proceeds from the February 2025 Equity Offering, and $7.1 million from the July 2025 Series C-2 warrant exercises. The Company recorded an expense of approximately $0.4 million in general and administrative expenses related to these shares for the year ended December 31, 2025.

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

Effective as of March 13, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress, pursuant to which Fortress renders advisory and consulting services to the Company. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the MSA and the Company’s Certificate of Incorporation, Fortress and its affiliates, including all members of the Company’s Board of Directors, will have no fiduciary or other duty to communicate or present any corporate opportunities to the Company or to refrain from engaging in business that is similar to that of the Company. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The Company records fifty percent of the Annual Consulting Fee in research and development expense and fifty percent in general and administrative expense in the Statement of Operations. For the years ended December 31, 2025 and 2024, the Company recorded expense of $0.5 million and $0.5 million, respectively, related to this agreement.

Payables and Accrued Expenses Related Party

In the normal course of business, Fortress pays certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party.

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

For the year ended December 31, 2025, the Company recognized $50,000 and $50,000 for Dr. Rosenwald and Mr. Jin, respectively, in expense in its Statements of Operations related to the director compensation. For the year ended December 31, 2024, the Company recognized $50,000 and $12,500 for Dr. Rosenwald and Mr. Jin, respectively, in expense in its Statements of Operations related to the director compensation. No restricted stock awards were granted in 2025 and 2024.

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

For the year ended December 31, 2025, the Company recognized $60,000 in expense in its Statements of Operations related to the advisory agreement. For the year ended December 31, 2024, the Company recognized $60,000 in expense in its Statements of Operations related to the advisory agreement. No restricted stock awards were granted in 2025 and 2024.

Note 4 – Asset Purchase Agreements

In May 2023, the Company agreed to sell its Worcester, Massachusetts cell-processing facility assets to uBriGene (Boston) Biosciences, Inc. (“uBriGene”) under an Asset Purchase Agreement, as later amended. The sale closed on July 28, 2023, for $6.0 million in cash, and the Company recorded a gain of $1.4 million in connection with the equipment and facility assets transferred (excluding the facility lease) and recorded $0.3 million of the base consideration as deferred income that would have been recognized upon transfer of the facility lease. The Company and uBriGene submitted a voluntary joint notice to the U.S. Committee on Foreign Investment in the United States (“CFIUS”). Following CFIUS’s review, the Company, together with uBriGene and CFIUS, entered into a National Security Agreement (“NSA”) on May 13, 2024, requiring the Company and uBriGene to terminate of all related agreements and abandon the original transaction.  The NSA also obligated uBriGene to sell or otherwise dispose of the equipment assets purchased within 180 days after the execution of the NSA.

In June 2024, the Company entered into a new Asset Purchase Agreement with uBriGene to repurchase the previously transferred equipment assets and supplies for total consideration of approximately $4.7 million. The Company agreed to pay uBriGene a total purchase price of $1.4 million consisting of (i) an upfront payment of $0.1 million due and (ii) $1.3 million due twelve (12) months after the closing date (the “Deferred Amount”). In the event that on the date the Deferred Amount is payable, the Company has net assets below $20 million, the Company may, upon written notice to uBriGene, elect to delay its payment obligation by an additional six (6) months, and the Deferred Amount will accrue interest at a rate of 5% per annum beginning on that date twelve months after closing and until the Deferred Amount is paid in full. As of December 31, 2025, the Company’s net assets were below $20.0 million and the Deferred Amount of approximately $1.3 million, including approximately $33,000 of accrued interest, continued to be deferred and remained recorded in Accrued Other Expenses (see Note 6).

The $4.7 million purchase consideration was allocated to the repurchased equipment and supplies based on a relative fair value basis. The Company used a third-party to perform a valuation of the repurchase equipment, which resulted in fair value less costs to sell of approximately $2.2 million. The remaining $2.5 million was allocated to the supplies repurchased, the Company determined that there was no alternative future use, and therefore, the $2.5 million was recorded as research and development expense at closing. The repurchased equipment was classified as held for sale at the acquisition date. In February 2025, the Company completed the sale of these assets to an unrelated third party.

Note 5 – Property, Plant and Equipment, Net and Held for Sale, and Asset Impairment

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

In February 2025, the Company terminated the lease of its Plantation Street Facility. The remaining lease liability of approximately $0.8 million was reversed, and the remaining leasehold improvements of approximately $0.3 million and right of use assets of approximately $0.1 million were written off, resulting in a net gain of $0.4 million recorded in research and development expense in the Statements of Operations.

In conjunction with the termination of the lease, the Company also completed the sale of the remaining equipment for approximately $1.2 million, which had been classified as held for sale on the Balance Sheet at December 31, 2024.

Note 6 - Accounts Payable and Accrued Expenses

At December 31, 2025 and 2024, accounts payable and accrued expenses consisted of the following:

	December 31,
($ in thousands)	2025	2024
Accounts payable	$3,510	$7,464
Accrued research and development	250	330
Accrued compensation	24	93
Other(1)	1,627	1,599
Total accounts payable and accrued expenses	$5,411	$9,486

(1) Other includes approximately $1.3 million of accrued consideration for the uBriGene Asset Purchase Agreement, see Note 4.

Note 7 - Commitments and Contingencies

Leases

On February 7, 2025, the Company entered into the First Amendment to the Lease Agreement with WCS – 377 Plantation Street, Inc. (the “Landlord”), pursuant to which the Company’s lease of its Plantation Street Facility was terminated. Following the termination of the lease, the Company is no longer party to any leases for office space or equipment. Upon termination of the lease, the Company moved its headquarters to 95 Sawyer Road, Suite 110, Waltham, MA, which is office space leased by Fortress. Fortress allocates a small portion of its rent and office related costs to the Company on a monthly basis which is recorded in general and administrative expenses in the Statements of Operations.

Upon termination of the lease, the Company wrote off the remaining right of use assets, operating lease liabilities, and associated leasehold improvements and recorded a net gain of approximately $0.4 million in research and development expenses in the Statements of Operations. As of December 31, 2025, the Company had no operating lease liabilities or right of use assets. At December 31, 2024, the Company had operating lease liabilities of $0.9 million and right of use assets of $0.1 million, which were included in the Balance Sheet.

The following summarizes quantitative information about the Company’s operating leases, which were terminated in February 2025, and the nominal rent allocation from Fortress:

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2025	2024
Lease cost
Operating lease cost	$20	$145
Variable lease cost	175	324
Total	$195	$469

	For the Year Ended
	December 31,	December 31,
($ in thousands)	2025	2024
Operating cash outflows from operating leases	$86	$534
Gain on lease termination	$394	$314
Weighted-average remaining lease term – operating leases	—	1.8
Weighted-average discount rate – operating leases	9.0%	9.0%

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

The holders of Common Stock are entitled to one vote per share of Common Stock held. The holders of Class A Common Stock are entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Class A Common Stock held by such holder are convertible and for a period of ten years from its issuance, the holders of the Class A Common Stock have the right to appoint one member of the board of directors of Mustang. In March 2025, the right expired, and the holders of Class A Common Stock had not appointed such director.

At-the-Market Offering of Common Stock

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

During the year ended December 31, 2025, the Company issued approximately 54,000 shares of common stock at an average price of $11.55 per share for gross proceeds of $0.6 million under the Mustang ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $27,000 for net proceeds of approximately $0.6 million.

During the year ended December 31, 2024, the Company issued approximately 140,000 shares of common stock at an average price of $18.78 per share for gross proceeds of $2.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million for net proceeds of approximately $2.5 million.

Pursuant to the Founders Agreement, the Company issued 1,361 shares of common stock to Fortress at a weighted average price of $11.55 per share for the year ended December 31, 2025. For the year ended December 31, 2024, the Company issued 3,509 shares of common stock to Fortress at a weighted average price of $18.78 per share for the year ended December 31, 2024.

February 2025 Equity Offering

On February 5, 2025, the Company commenced a best efforts public offering (the “February 2025 Equity Offering”) of an aggregate of (i) 495,000 shares (the “Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-1 Warrant Shares”), and (iv) Series C-2 warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-2 Warrant Shares,” and together with the Series C-1 Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrant was $3.0099. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and expired when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”), which was obtained on March 23, 2025. The Series C-1 Warrants expire five years from the Warrant Stockholder Approval and the Series C-2 Warrants expire twenty-four months from the Warrant Stockholder Approval.

The net proceeds of the February 2025 Equity Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, were approximately $6.8 million. The February 2025 Equity Offering closed on February 10, 2025.

In July 2025, the remaining approximately 0.5 million of the Pre-Funded Warrants and approximately 2.4 million of the Series C-2 Warrants were exercised. In connection with these exercises, the Company received approximately $7.1 million in proceeds and issued approximately 2.9 million shares of its common stock. As of December 31, 2025, all of the Series C-1 Warrants and 284,452 of the Series C-2 Warrants remain outstanding.

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

May 2024 Equity Offering

On April 29, 2024, the Company commenced a best efforts equity offering with an institutional investor (the “Investor”) (the “May 2024 Offering”) of an aggregate of (i) 23,200 shares of common stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 314,352 shares of common stock (the “May 2024 Pre-Funded Warrant Shares”), (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 337,552 shares of common stock (the “Series A-1 Warrant Shares”), (iv) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 337,552 shares of common stock (the “Series A-2 Warrant Shares”), and (v) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 337,552 shares of common stock (the “Series A-3 Warrant Shares”). Each share of common stock or May 2024 Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. The public offering price for each share of common stock and accompanying Warrants was $11.85, and the public offering price for each May 2024 Pre-Funded Warrant and accompanying Warrants was $11.845. The May 2024 Pre-Funded Warrants have an exercise price of $0.005 per share, were exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $11.85 per share, will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”), which was obtained on July 30, 2024. The Series A-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series A-2 Warrant will expire on the twenty-four-month anniversary of the Warrant Stockholder Approval. The Series A-3 Warrant will expire on the nine-month anniversary of the Warrant Stockholder Approval. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

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

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash the Series A-3 warrants at the exercise price of $11.85 per share in exchange for our agreement to issue in a private placement new Series B Common Stock purchase warrants to purchase up to (i) 337,552 shares of common stock (the “New Series B-1 Warrant Shares”) and (ii) 337,552 shares of common stock (the “New Series B-2 Warrant Shares” and collectively, the “New Warrants”). Each Warrant has an exercise price of $13.50 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (the “Warrant Stockholder Approval”), which was obtained on February 11, 2025. The New Series B-1 Warrant will expire on the five-year anniversary of the Warrant Stockholder Approval. The New Series B-2 Warrant will expire on the twelve-month anniversary of the Warrant Stockholder Approval.

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

Registration Statements

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of December 31, 2025, approximately $34.2 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Form 10-K, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the number of securities it can sell under its registration statements on Form S-3.

Stock Issuances to Fortress

During the year, the Company issues shares of common stock to Fortress in connection with the Founders Agreement, see Note 3.

Stock Warrants

A summary of warrant activities for the years ended December 31, 2025 and 2024, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2023	89,618	$67.16	5.34
Granted	2,234,669	10.93	2.10
Exercised	(747,368)	5.35	—
Outstanding as of December 31, 2024	1,576,919	$14.56	3.14
Granted	7,637,889	2.17	1.99
Exercised	(4,536,162)	1.57	—
Outstanding as of December 31, 2025	4,678,646	$6.93	3.37

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

During the year ended December 31, 2025, all of the Pre-Funded Warrants were exercised at an exercise price of $0.0001 per share and 2,373,355 of the Series C-2 Warrants were exercised at an exercise price of $3.01 per share.

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

In connection with the June 2024 Registered Direct Offering, the Company issued pre-funded warrants to purchase up to 62,100 shares of common stock, and in the concurrent Private Placement, the Company issued unregistered warrants to purchase up to 122,600 shares of common stock. The resale of the underlying shares of common stock were subsequently registered in July 2024 on Form S-1 (File No. 333-280927). In connection with these offerings, Wainwright received Placement Agent Warrants to purchase up to 7,355 shares of common stock.

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

Equity Incentive Plan

The Company has in effect the 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 and enables the grant of stock-based awards to directors, officers, employees and consultants. The plan initially authorized grants with respect to 2,666 shares of common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 6,666 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 10,666 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 14,666 shares. In December 2025, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 2,500,000 shares, for a total of 2,514,666 shares.

As of December 31, 2025, 2,506,958 shares are available for issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the years ended December 31, 2025 and 2024:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2024	1,521	$4,297.50	2.31
Outstanding at December 31, 2025	1,521	$4,297.50	1.31
Options vested and exercisable at December 31, 2025	951	$4,297.50	1.31

As of December 31, 2025, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur as permitted.

Restricted Stock Awards

Certain employees and directors have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activities for the years ended December 31, 2025 and 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2023	1,285	$577.50
Vested	(90)	2,722.50
Nonvested at December 31, 2024	1,195	$415.95
Vested	(475)	523.50
Nonvested at December 31, 2025	720	$345.00

As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock of approximately $42,000, which is expected to be recognized over a weighted average period of approximately 0.5 years.

Restricted Stock Units

The following table summarizes restricted stock units’ activities for the year ended December 31, 2025 and 2024:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2023	1,911	$948.25
Forfeited	(1,320)	911.70
Vested	(365)	1,205.20
Nonvested at December 31, 2024	226	$746.70
Forfeited	(12)	1,321.25
Vested	(118)	1,042.90
Nonvested at December 31, 2025	96	$310.81

As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $4,000, which is expected to be recognized over a weighted average period of approximately one year.

The following table summarizes stock-based compensation expense for the years ended December 31, 2025 and 2024 (in thousands).

	For the year ended December 31,
	2025	2024
General and administrative	$139	$200
Research and development (1)	(10)	(650)
Total stock-based compensation expense	$129	$(450)

Employee Stock Purchase Plan

In connection with our Employee Stock Purchase Plan (“ESPP”), eligible employees of Mustang and Fortress can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. In December 2025, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares issuable by 250,000 shares.

As of December 31, 2025, 2,762 shares have been purchased, and 256,571 shares are available for future sale under the Company’s ESPP.

Note 9 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2025 and 2024.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. As a result, the 2025 rate reconciliation is presented in accordance with the new disclosure requirements, while the 2024 reconciliation continues to be presented under the disclosure requirements in effect for that period.

A reconciliation of income tax computed at the federal statutory rate to the provision for income taxes pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025, was as follows:

	For the year ended December 31,
($ in thousands)	2025
	Amount	Percent
U.S. federal statutory tax rate	$(396)	21.0%
State and local income taxes, net of federal income tax effect(1)	21	(1.1)%
Change in valuation allowance	(130)	6.9%
Non-deductible items:
Share-based compensation	70	(3.7)%
Non-deductible compensation	170	(9.0)%
Stock issuance costs	83	(4.4)%
Other adjustments:
Federal net operating loss	274	(14.5)%
Other true-ups	(65)	3.5%
Provision for income taxes and effective income tax rate	27	(1.4)%

(1) During the year ended December 31, 2025, state taxes in Massachusetts, New York and New York City comprised greater than 50% of the tax effect in this category.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate for the year ended December 31, 2024, was as follows:

For the year ended December 31,
2024
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	16%
Non-deductible items	(1)%
Tax credits	1%
Other	(10)%
Change in valuation allowance	(27)%
Income taxes provision (benefit)	—

The components of the net deferred tax asset as of December 31, 2025 and 2024 are the following:

	For the year ended December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryovers	$103,701	$95,131
Stock compensation and other	1,267	1,537
Change in fair value of warrant liabilities	60	59
Amortization of license	8,735	9,672
Lease liability	—	326
Accruals and reserves	135	1,922
Startup costs	4	4
Tax credits	19,046	19,046
174 Capitalization	16,835	24,437
Other	56	—
Total deferred tax assets	149,839	152,134
Less: valuation allowance	(149,839)	(152,104)
Deferred tax assets, net	$—	$30

Deferred tax liability:
Right of use asset	—	(30)
Total deferred tax assets, net	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024. A valuation allowance of approximately $149.8 million and $152.1 million, respectively, was recorded for the years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $306.9 million and $654.8 million, respectively. Approximately $283.3 million and $0.6 million of the federal and state net operating loss carryforwards, respectively, can be carried forward indefinitely. As of December 31, 2025, the Company had federal and state income tax credits of approximately $15.0 million and $5.1 million, respectively, which will begin to expire in 2034. Under the provisions of Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOLs and income tax credits carryforwards to offset future tax liabilities. Certain tax attributes may be subject to an annual limitation as a result of the Company’s January 2017 capital raise, as it appears to constitute an ownership change under Section 382. Additionally, under Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2025. The Company has no income tax effect due to the recognition of a full valuation allowance on all of its deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized regardless of whether an “ownership change” has occurred.

At December 31, 2025 and December 31, 2024, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company is subject to U.S. federal and various state taxes. Because of net operating losses, all federal tax years since inception remain open for the assessment of income taxes. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

On July 4, 2025, President Donald J. Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to interest limitation rules, and expanded aggregation requirements for compensation deductibility limits. In accordance with ASC 740, the Company recognized the effects of the new tax law in the period enacted. As a result, the Company immediately expensed current-year domestic research and experimental expenditures and elected to continue amortizing its existing domestic capitalized research and experimental expenditures over their remaining useful lives. Due to the Company having a full valuation allowance, there were no impacts to the effective tax rate.

Under ASC 2023-09, entities must disclose income taxes paid (net of refunds received), disaggregated between federal and state. This also requires disclosing income taxes paid (net of refunds) by individual jurisdictions that represent more than 5% of total income taxes paid (net of refunds).

Because the company does not have significant payments for the year ended December 31, 2025, no amounts are disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mustang Bio, Inc.

By:	/s/ Manuel Litchman, M.D.
Name: Manuel Litchman, M.D.
Title: President, Chief Executive Officer and Interim Chief Financial Officer

March 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manuel Litchman	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Manuel Litchman, M.D.	(Principal Executive and Financial Officer)	March 19, 2026

/s/ Michael S. Weiss	Chairman of the Board of Directors and Executive
Michael S. Weiss	Chairman	March 19, 2026

/s/ Adam Chill
Adam Chill	Director	March 19, 2026

/s/ Neil Herskowitz
Neil Herskowitz	Director	March 19, 2026

/s/ David Jin
David Jin	Director	March 19, 2026

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, M.D.	Director	March 19, 2026

/s/ Michael Zelefsky
Michael Zelefsky, M.D.	Director	March 19, 2026