Form 10-Q
period 2026-03-31
MUSTANG BIO, INC.
filed 2026-05-05
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of May 1, 2026
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	6,732,120

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We may in the future need to raise additional funding, which may not be available on acceptable terms to us, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our potential product candidates.
●	We have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent on raising additional capital, and our efforts to do so may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or cause us to relinquish proprietary rights.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop, and, if approved, commercialize our product candidates, which we have yet to do.
●	Our future success is highly dependent on the successful development of our chimeric antigen receptor engineered T cell (“CAR T”) technology and oncolytic virus product candidates.

Risks Inherent in Drug Development and Commercialization

●	Preclinical and clinical development are both highly speculative and carry high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our product candidates, if approved.
●	If a product candidate demonstrates adverse events, we may need to abandon or limit the development of such product candidate.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors may develop treatments for our product candidates’ target indications, which could limit our product candidates’ commercial opportunity and profitability, if approved.
●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products’ liability claims related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of any such product candidates, if approved.

Risks Related to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and may also do so for commercialization, if and when our product candidates are approved.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We are subject to numerous environmental, health and safety laws and regulations and could become subject to fines or penalties or incur costs that could harm our business.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our technology and products could therefore be impaired.
●	We depend on our licensors to maintain and enforce the intellectual property rights covering certain of our product candidates.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ intellectual property rights against third-party infringers.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

General Risks and Risks Associated with Ownership of Our Common Stock

●	We may become involved in securities class action litigation that could divert management’s attention and harm our business.
●	The market price for our common stock has been volatile and may continue to fluctuate or may decline significantly in the future.
●	The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits, or we could lose key data which could cause us to curtail or cease operations.
●	We rely on information technology, and any internet or internal computer system failures, inadequacies, interruptions or compromises of our systems or the security of confidential information could damage our reputation and harm our business.
●	Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including but not necessarily limited to noncompliance with regulatory standards and requirements or internal procedures, policies or agreements to which such employees, consultants and partners are subject, any of which could have a material adverse effect on our business.
●	We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
●	Our growth is subject to economic and geopolitical conditions.
●	Our business could be adversely affected by the effects of health pandemics or epidemics, which could cause significant disruptions in our operations.
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.
●	We are currently not in compliance with certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we are unable to meet the continued listing requirements and/or regain compliance with such rules, our common stock may be subject to delisting from the Nasdaq Capital Market. The delisting of our securities from Nasdaq may decrease the market liquidity and market price of our common stock.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025

ASSETS
Current Assets:
Cash and cash equivalents	$16,258	$17,266
Other receivables	217	217
Prepaid expenses and other current assets	107	110
Total Assets	$16,582	$17,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,315	$5,411
Payables and accrued expenses - related party	2,521	2,503
Total current liabilities	7,836	7,914

Deferred income	150	150
Total Liabilities	7,986	8,064

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively
Class A common shares, 845,385 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common shares, 6,732,092, and 6,453,701 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Common stock issuable, zero and 278,385 shares as of March 31, 2026 and December 31, 2025, respectively	—	273
Additional paid-in capital	408,194	407,899
Accumulated deficit	(399,599)	(398,644)
Total Stockholders’ Equity	8,596	9,529
Total Liabilities and Stockholders’ Equity	$16,582	$17,593

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2026	2025
Operating expenses:
Research and development	$178	$(964)
General and administrative	880	1,217
Total operating expenses	1,058	253
Loss from operations	(1,058)	(253)

Other income:
Interest income, net	103	100
Total other income	103	100
Net Loss	$(955)	$(153)

Net loss per Class A common and common shares outstanding, basic and diluted	$(0.14)	$(0.05)

Weighted average number of Class A common and common shares outstanding, basic and diluted	6,729,855	2,860,946

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended March 31, 2026
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2025	250,000	$—	845,385	$—	6,453,701	$1	$273	$407,899	$(398,644)	$9,529
Issuance of common shares - Annual Stock Dividend	—	—	—	—	278,385	—	(273)	273	—	—
Stock-based compensation expenses	—	—	—	—	6	—	—	22	—	22
Net loss	—	—	—	—	—	—	—	—	(955)	(955)
Balances at March 31, 2026	250,000	$—	845,385	$—	6,732,092	$1	$—	$408,194	$(399,599)	$8,596

	For the Three Months Ended March 31, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2024	250,000	$—	845,385	$—	985,972	$5	$611	$392,234	$(396,723)	$(3,873)
Issuance of common shares - Annual Stock Dividend	—	—	—	—	69,046	—	(611)	611	—	—
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	67,806	—	—	216	—	216
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	495,000	—	—	6,782	—	6,782
Issuance of common shares, net of offering costs -At-the-Market Offering	—	—	—	—	54,440	—	—	599	—	599
Issuance of common shares under ESPP	—	—	—	—	100	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	9	—	—	38	—	38
Abeyance shares released	—	—	—	—	185,880	—	—	—	—	—
Exercise of warrants	—	—	—	—	670,000	—	—	—	—	—
Reverse Split (1-for-50) adjustment	—	—	—	—	(207)	(5)	—	5	—	—
Net loss	—	—	—	—	—	—	—	—	(153)	(153)
Balances at March 31, 2025	250,000	$—	845,385	$—	2,528,046	$—	$—	$400,485	$(396,876)	$3,609

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(955)	$(153)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - equity fee on equity offerings to Fortress Biotech	—	216
Stock-based compensation expenses	22	38
Depreciation expense	—	34
Amortization of operating lease right-of-use assets	—	7
Settlement of payables	(76)	(701)
Gain on lease termination	—	(394)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3	(11)
Other receivables	—	185
Accounts payable and accrued expenses	(20)	(683)
Payable and accrued expenses - related party	18	146
Lease liabilities	—	(73)
Net cash used in operating activities	(1,008)	(1,389)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	—	1,165
Net cash from investing activities	—	1,165

Cash Flows from Financing Activities:
Proceeds from issuance of common shares, net of offering costs - equity offering	—	7,017
Proceeds from issuance of common shares, net of offering costs - At-the-Market offering	—	599
Net cash provided by financing activities	—	7,616

Net change in cash and cash equivalents	(1,008)	7,392
Cash and cash equivalents, beginning of the period	17,266	6,839
Cash and cash equivalents, end of the period	$16,258	$14,231

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$273	$611
Unpaid offering costs - equity offering	$—	$235

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Notes to Unaudited Financial Statements

Note 1 - Organization, Description of Business and Liquidity and Capital Resources

Mustang Bio, Inc. (the “Company” or “Mustang”) was incorporated in Delaware on March 13, 2015. Mustang is a clinical-stage biopharmaceutical company focused on translating medical breakthroughs into potential cures for difficult-to-treat cancers. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. To date, the Company has funded its operations primarily with the proceeds from offerings of equity securities. As of March 31, 2026, the Company had an accumulated deficit of $399.6 million, and cash and cash equivalents of $16.3 million.

The Company expects to incur substantial expenses for the foreseeable future relating to research, development and commercialization of our potential products and may never achieve profitability. The Company does not have any products that are approved for commercial sale and, therefore, it does not expect to generate any revenues from product sales in the foreseeable future, if ever. Additionally, there can be no assurance that it will be successful in securing additional resources when needed, on terms acceptable to the Company, if at all.

The Company is currently not in compliance with certain standards for continued listing on the Nasdaq Capital Market, namely, the minimum bid price requirement, see Note 9 – Subsequent Events. There can be no assurance that the Company will be able to regain compliance with the continued listing rules of the Nasdaq Stock Market LLC (“Nasdaq”), which could adversely affect the value and liquidity of its common stock.

The Company expects to continue generating operating losses and negative operating cash flows as it develops its products through to potential approval. As of March 31, 2026, the Company believes it has sufficient cash and cash equivalents to fund its operations for at least twelve months from the issuance date of these financial statements.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2025, which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (the “2025 Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The CODM assesses performance and decides how to allocate resources based on net loss, which is reported on the Unaudited Statements of Operations. The CODM uses net loss to assess performance, make operating decisions, allocate resources, and plan and forecast for future periods. The measure of segment assets is reported on the unaudited balance sheet as total assets. The accounting policies of the segment are the same as those described in this Note 2.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the 2025 Form 10-K.

Recently Issued Accounting Standards

As of March 31, 2026, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2025 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

With respect to the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three months ended March 31, 2026 and 2025, expenses related to the Management Services Agreement are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended March 31, 2026 and 2025, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to the Management Services Agreement.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of the Company’s common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.

For the three months ended March 31, 2026, the Company did not have any equity or debt financing activities and therefore, did not issue any shares to Fortress.

For the three months ended March 31, 2025, the Company issued 67,806 shares to Fortress in connection with equity financings and recorded expense of approximately $0.2 million in general and administrative expenses related to these shares.

Annual Stock Dividend

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company issued 278,385 shares of common stock to Fortress as the Annual Stock Dividend on January 1, 2026 (as such term is defined in the Certificate of Incorporation), representing 2.5% of the fully-diluted outstanding equity of the Company on December 31, 2025. The value of these shares was recorded as Common stock issuable – Annual Stock Dividend to Fortress in the Statement of Stockholders’ Equity (Deficit) at December 31, 2025. The Company recorded an expense of approximately $0.3 million in research and development expenses related to these issuable shares during the year ended December 31, 2025.

Payables and Accrued Expenses Related Party

In the normal course of business Fortress pays certain expenses on behalf of the Company. Such expenses are recorded as payables and accrued expenses - related party and are recorded at the invoiced amount and reimbursed to Fortress in the normal course of business. The Company believes that the difference, if any, between the amounts invoiced and the amounts that would have been incurred if the Company operated as an unaffiliated entity is not material.

Note 4 - Accounts Payable and Accrued Expenses

At March 31, 2026, and December 31, 2025, accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2026	2025
Accounts payable	$3,341	$3,510
Accrued research and development	273	250
Accrued compensation	160	24
Other(1)	1,541	1,627
Total accounts payable and accrued expenses	$5,315	$5,411

(1) Includes approximately $1.3 million of accrued consideration, including approximately $50,000 of accrued interest, related to the repurchase of assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) in 2024. The asset repurchase consisted of purchase consideration of an upfront payment of $0.1 million, and a deferred amount of approximately $1.3 million due twelve months after closing; however, the Company can elect to delay its payment obligation for the deferred amount for additional 6 month periods, upon written notice to uBriGene, if the Company’s net assets are below $20 million. Additionally, beginning in June 2025, the deferred amount began accruing interest at a rate of 5% per annum. In December 2025, the Company’s net assets were below $20 million, and it elected to delay the payment.

Note 5 - Stockholders’ Equity

Registration Statements

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of March 31, 2026, approximately $34.2 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”), the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

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

During the three months ended March 31, 2026, the Company did not issue any shares in connection with the ATM Agreement. During the three months ended March 31, 2025, the Company issued approximately 54,000 shares of common stock at an average price of $11.55 per common share for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $27,000.

Warrants

A summary of warrant activities for the three months ended March 31, 2026, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2025	4,678,646	$6.93	3.37
Expired	(337,552)	13.50	—
Outstanding as of March 31, 2026	4,341,094	$6.42	3.38

Upon the exercise of warrants, the Company will issue new shares of common stock.

Equity Incentive Plan

The Company has in effect the Mustang Bio, Inc. 2016 Incentive Plan (the “Incentive Plan”). The Incentive Plan was adopted in 2016 by the Company’s stockholders and the compensation committee of the Company’s board of directors (the “Board”) and is authorized to grant stock-based awards to directors, officers, employees and consultants. The Incentive Plan initially authorized grants to issue up to 2,666 shares of authorized but unissued common stock and had an initial term of 10 years. The Incentive Plan stipulates, however, that, in the event of any stockholder-approved amendment that increases the number of shares subject to the Incentive Plan, the expiration date of the Incentive Plan extends until the tenth anniversary of such approval. In June 2018, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 6,666 shares. In June 2021, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 10,666 shares. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 4,000 shares, for a total of 14,666 shares. In December 2025, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares of common stock issuable by 2,500,000 shares, for a total of 2,514,666 shares of common stock.

As of March 31, 2026, 2,506,958 shares were available for future issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the three months ended March 31, 2026:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2025	1,521	$4,297.50	1.31
Outstanding at March 31, 2026	1,521	$4,297.50	1.06
Options vested and exercisable at March 31, 2026	951	$4,297.50	1.06

As of March 31, 2026, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur.

Restricted Stock

The following table summarizes restricted stock award activities for the three months ended March 31, 2026:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2025	720	$345.00
Nonvested at March 31, 2026	720	$345.00

As of March 31, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock of approximately $22,000 which is expected to be recognized over the remaining weighted average vesting period of less than one year.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units activity for the three months ended March 31, 2026:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2025	96	$310.81
Vested	(11)	461.86
Nonvested at March 31, 2026	85	$291.26

As of March 31, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $2,000, which is expected to be recognized over the remaining weighted average vesting period of approximately one year.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
General and administrative	$22	$49
Research and development (1)	—	(11)
Total stock-based compensation expense	$22	$38

(1) Credit reflects the forfeitures of restricted stock units and the reversal of previously incurred stock-based compensation expense.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of March 31, 2026, 2,762 shares have been purchased, and 256,571 shares are available for future sale under the Company’s Employee Stock Purchase Plan.

Note 6 – Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, including prefunded warrants, during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented; therefore, diluted net loss per share is the same as basic net loss per share, since the inclusion of potentially dilutive securities would be anti-dilutive.

The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

	For the three months ended March 31,
	2026	2025
Warrants (1)	4,341,094	7,052,001
Options	1,521	1,521
Class A preferred shares (2)	333	333
Unvested restricted stock awards	720	1,195
Unvested restricted stock units	85	198
Total	4,343,753	7,055,248

(1)	For the three months ended March 31, 2025, total warrants exclude 1,492,807 pre-funded warrants issued in connection with the February 2025 Equity Offering.
(2)	Class A preferred shares are reflected on an as-if converted basis.

The Company considers Class A common stock and Class A preferred stock to be additional classes of common stock for the purpose of calculating net loss per share, as they do not have preferential rights when compared to the Company’s common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock and Class A common stock are not material for the three months ended March 31, 2026 and 2025. At March 31, 2026, the Class A common stock and Class A preferred stock have rights to convert to a total of 1,460 common shares.

Note 7 – Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

Note 8 – Commitments and Contingencies

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

Leases

In February 2025, the Company entered into the First Amendment to the Lease Agreement with WCS – 377 Plantation Street, Inc. (the “Landlord”), pursuant to which the Company’s lease of its Plantation Street Facility was terminated. Following the termination of the lease, the Company is no longer party to any leases for office space or equipment. Upon termination of the lease, the Company wrote off the remaining right of use assets, operating lease liabilities, and associated leasehold improvements and recorded a net gain of approximately $0.4 million in research and development expenses in the Unaudited Statements of Operations.

Upon termination of the lease, the Company moved its headquarters to 95 Sawyer Road, Suite 110, Waltham, MA, which is office space leased by Fortress. Fortress allocates a small portion of its rent and office related costs to the Company on a monthly basis which is recorded in general and administrative expenses in the Unaudited Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company recorded approximately $12,000 and $13,000, respectively, of rent expense allocated from Fortress.

Note 9 – Subsequent Events

On April 15, 2026, the Company received a notice from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the bid price of the Company’s common stock had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The Staff notice has no immediate effect on the listing of the Company’s Common Stock on Nasdaq.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded a 180-calendar day grace period, or until October 12, 2026, to regain compliance with the Bid Price Rule. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) during the 180-calendar day grace period.

If the Company does not regain compliance with the Bid Price Rule by October 12, 2026, the Company may be eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on the Nasdaq Capital Market and the continued listing requirement for market value of publicly held shares and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company is not eligible for the second grace period, the Staff will provide written notice to the Company that its common stock is subject to delisting; however, the Company may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel. There can be no assurance that the Company would be successful in its efforts to maintain the Nasdaq listing.

The Company intends to closely monitor the closing bid price of its Common Stock and consider all available options to remedy the bid price deficiency, but no decision regarding any action has yet been made.

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

We expect to incur substantial expenses for the foreseeable future relating to research, development and commercialization of our potential products and may never achieve profitability. We do not have any products that are approved for commercial sale and, therefore, we do not expect to generate any revenues from product sales in the foreseeable future, if ever. Additionally, there can be no assurance that we will be successful in securing additional resources when needed, on terms acceptable to us, if at all.

Development Pipeline

Our pipeline of anti-cancer therapies is being developed under exclusive licenses from two world class research institutions. Our strategy is to license these technologies, support preclinical and clinical research activities by our partners and develop these product candidates through to potential approval.

In partnership with COH, we are developing CAR T therapy for solid tumors targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide for a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. The Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) has also completed the treatment phase and patients continue to be assessed for long-term safety. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma. Pursuant to termination of the lease for our cell processing center in Worcester, MA, we are exploring with COH and Nationwide the possibility of initiating this clinical trial as an investigator-sponsored single-institution study at COH in the third quarter of 2026.

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

We are currently exploring with COH and Nationwide the possibility of conducting an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the third quarter of 2026. Because cell processing for MB-101 will revert back to COH – where the product continues to be manufactured today for other investigator-sponsored clinical trials being conducted by COH in malignant brain tumors (ClinicalTrials.gov Identifiers: NCT04003649, NCT04661384, NCT04510051), we believe that it is reasonable to assume that the FDA will not require a lead-in cohort, wherein a cohort of patients would have to be treated with MB-101 alone prior to treatment of subsequent cohorts with the combination of MB-108 followed by MB-101. Should this, indeed, be the case, the first patient enrolled will receive combination therapy, which will represent a considerable savings of time and money – as well as afford the potential benefit of both therapies to every patient treated on study.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2025.

Accounting Pronouncements

During the three months ended March 31, 2026, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2025 Form 10-K that are expected to materially affect our present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	For the three months ended March 31,		Change
($ in thousands)	2026	2025	$	%
Operating expenses:
Research and development	$178	$(964)	$1,142	(118)%
General and administrative	880	1,217	(337)	(28)%
Total operating expenses	1,058	253	805	318%
Loss from operations	(1,058)	(253)	(805)	318%

Other income
Interest income, net	103	100	3	3%
Total other income	103	100	3	3%
Net Loss	$(955)	$(153)	$(802)	524%

Research and Development Expenses

For the three months ended March 31, 2026 and 2025, research and development expenses were approximately $0.2 million and $(1.0) million, respectively. The increase of approximately $1.1 million is primarily attributed to $0.7 million of non-repeat savings recognized from the settlement of aged payables and $0.4 million non-repeat gain from the termination of the Plantation Street Facility lease that occurred during the first quarter of 2025.

General and Administrative Expenses

For the three months ended March 31, 2026, and 2025, general and administrative expenses were $0.9 million and $1.2 million, respectively. The decrease of approximately $0.3 million is primarily attributed to a $0.2 million decrease in non-cash stock-based compensation expenses, primarily related to the equity fee to Fortress, and a $0.1 million decrease in outside service costs, primarily related to financing activity that occurred in the first quarter of 2025.

Total Other Income

For the three months ended March 31, 2026, and 2025, other income was $0.1 million and $0.1 million, respectively, all of which is related to interest income.

Liquidity and Capital Resources

We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. To date, we have funded our operations primarily with the proceeds from various public and private offerings of our equity securities. As of March 31, 2026, we had an accumulated deficit of $399.6 million and cash and cash equivalents of $16.3 million.

We expect to continue generating operating losses and negative operating cash flows as we develop our product candidates through to potential approval; however, we believe we have sufficient cash and cash equivalents to fund our operations for at least twelve months from the date of this Form 10-Q.

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

During the three months ended March 31, 2026, there were no material changes in our contractual obligations and commitments, as described in our 2025 Form 10-K.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

	For the three months ended March 31,
($ in thousands)	2026	2025
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(1,008)	$(1,389)
Investing activities	—	1,165
Financing activities	—	7,616
Net change in cash and cash equivalents	$(1,008)	$7,392

Operating Activities

Net cash used in operating activities was $1.0 million for the three months ended March 31, 2026, compared to $1.4 million for the three months ended March 31, 2025.

Net cash used in operating activities for the three months ended March 31, 2026, was primarily due to approximately $1.0 million in net loss during the quarter.

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

Investing Activities

During the three months ended March 31, 2026, no cash was used in or provided by investing activities.

For the three months ended March 31, 2025, net cash provided by investing activities was $1.2 million which primarily reflects the proceeds from the sale of equipment to AbbVie.

Financing Activities

During the three months ended March 31, 2026, no cash was used in or provided by financing activities.

Net cash provided by financing activities was $7.6 million during the three months ended March 31, 2025, primarily reflecting proceeds from the February 2025 Equity Offering and the ATM Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2026, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history. We have focused primarily on organizing, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $1.0 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and we had an accumulated deficit of $399.6 million as of March 31, 2026. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

We are currently advancing our programs in solid tumors through clinical development. Developing and commercializing CAR T products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States and following any potential commercial launch. We will need to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require substantial additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures.

Since our inception, we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future, and we may never become profitable. To date, we have not generated positive cash flows from operations and have funded our operations primarily with the proceeds from sales of equity securities. As of March 31, 2026, we had an accumulated deficit of $399.6 million, and cash and cash equivalents of $16.3 million.

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

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is commonly referred to as the “baby shelf rules.” SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the registration statement to calculate our public float.

As of the date of the 2025 Form 10-K, our public float was less than $75 million. As a result, for sales following the date of the 2025 Form 10-K, and until we again have a public float with a value in excess of $75 million, if ever, we only have the capacity to sell an amount of securities up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early-stage company, we have limited experience and have not yet demonstrated the ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then commercialize such product candidates. Our product candidates are currently in early-stage clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently have no drug products for sale, currently generate no revenues from sales of any drug products and may never be able to develop or commercialize a marketable product.

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

We have concentrated much of our research and development efforts on CAR T technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR T technology and product candidate in particular. Because CAR T is a relatively new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our CAR T product candidate, if approved, subjects us to a number of challenges, including, but not necessarily limited to:

●	obtaining regulatory approval from the FDA and other regulatory authorities that may have very limited experience with the commercial development of genetically modified T cell therapies for cancer;
●	complying with evolving regulatory requirements specifically applicable to gene and cell therapies, including potential class-wide safety concerns and long-term patient follow-up obligations, any of which could delay, limit or prevent the development and approval of our CAR T product candidate;
●	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
●	conditioning patients with chemotherapy in conjunction with delivering our CAR T product candidate, which may increase the risk of adverse events associated with our product candidate;
●	educating medical personnel regarding the potential side effect profile of our CAR T product candidate;
●	developing processes for the safe administration of this product candidate, including long-term follow-up for all patients who receive our product candidate;
●	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our CAR T product candidate;
●	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;
●	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and
●	developing therapies for indications beyond those addressed by our current product candidate.

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

If one or more of our product candidates or any future product candidate are associated with undesirable adverse events in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the adverse events or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early-stage testing have later been found to be associated with serious adverse events that prevented further development of the compound. In the event that our clinical trials reveal a high or unacceptable severity and prevalence of adverse events, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and has resulted in substantial delays in the approval of several new drugs. Adverse events associated with one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling or in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, which would, in turn, prevent us from commercializing and generating market acceptance and revenues from the sale of that product candidate, if approved. Adverse events could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates or any future product candidate, if approved, or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues, or any revenues, from their sale.

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

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market any approved product in a way which is not consistent with the approved labeling, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetics Act relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of the U.S. Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007 (“FDAAA”), grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expanded the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any of our product candidates, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any of our product candidates, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize this product candidate, if approved, may be otherwise adversely impacted.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such approved product as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of cancer clinics and patients of the product as a safe and effective treatment;
●	the safety of such product seen in a broader patient group, (i.e., based on actual use);
●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●	changes in regulatory requirements by government authorities for such product;
●	the relative convenience and ease of administration of such product for clinical practices;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;
●	changes in the standard of care for the targeted indications for such product or future products, which could reduce the marketing impact of any labeling or marketing claims that we could make following FDA approval;
●	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
●	the prevalence and severity of adverse events; and

●	the effectiveness of our sales and marketing efforts.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. We intend to seek approval to market our product candidates in the U.S., the European Union (“EU”) and other selected foreign jurisdictions. Market acceptance and sales of our product candidate, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates, if approved. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or future introduced products, and third-party payors may not approve our product candidates, if approved, for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for one or more of our product candidates or for a future product candidate, if approved, that we may license or acquire and may have to limit their commercialization.

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, and, if approved, during marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;
●	suspension or termination of clinical trial sites or entire trial programs;
●	decreased demand for any product candidates or products that we may develop;
●	initiation of investigations by regulators;
●	impairment of our business reputation;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	loss of revenues;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize our product candidates or future product candidates, if approved.

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

Negative public opinion and increased regulatory scrutiny of the therapies that underpin our product candidates may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our third parties on which we rely fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials. Forces beyond our control could disrupt the global supply chain, including imposition of tariffs, and impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture our product candidates. There are a limited number of suppliers for raw materials and equipment that we use (or that are used on our behalf) to manufacture our product candidates, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials and equipment necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or equipment by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of such product candidate. If our manufacturers or we are unable to purchase these raw materials or equipment after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

As part of our strategy to mitigate development risk, we seek to develop product candidates with well-studied mechanisms of action, and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates or any future product candidates. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates or future product candidates, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised.

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

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. In addition, there has been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of product candidates or the generation of sales revenue. To the extent that we enter into collaborative arrangements, the related product revenues are likely to be lower than if we directly marketed and sold products. Such collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and may consider such a collaboration to be more attractive than the one with us for any future product candidate.

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

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “PPACA” or collectively, the “ACA”), substantially regulates the way healthcare is financed by both governmental and private insurers in the United States. Among other things, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for, furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal healthcare program;

●	The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;
●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program, obtaining money or property of the health care benefit program through false representations or knowingly and willingly falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits or services;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	The provision under the Affordable Care Act (“ACA”) commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers and group purchasing organizations; applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;
●	The Foreign Corrupt Practices Act (“FCPA”) generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA; and
●	State law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state-to-state thereby complicating compliance efforts.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “MBIO.” The Nasdaq Capital Market requires that listed companies satisfy continued listing standards to maintain their listing. We are currently not in compliance with certain standards for continued listing on the Nasdaq Capital Market, namely, the minimum bid price requirement (the “Bid Price Rule”).

On April 15, 2026, we received a notice from the Staff of Nasdaq’s Listing Qualifications Department (the “Staff”) indicating that the bid price of our common stock had closed below $1.00 for 30 consecutive business days and, as a result, we were not in compliance with the Bid Price Rule. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been afforded a 180-calendar day grace period, or until October 12, 2026, to regain compliance with the Bid Price Rule, which necessitates a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) by October 12, 2026.

There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing rules. If we are unable to regain compliance, we may be delisted from Nasdaq. In the event we are delisted from Nasdaq, there can be no assurance that our common stock will be eligible for trading on another stock exchange or quotation on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. Additionally, if we are delisted from Nasdaq, but obtain a substitute listing or quotation service for our common stock, it will likely be on a market with less liquidity and our common stock may therefore experience potentially more price volatility than it has historically experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

May 5, 2026	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive and Financial Officer)