Form 10-Q
period 2026-06-30
MUSTANG BIO, INC.
filed 2026-08-05
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of August 3, 2026
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	6,732,121

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025

ASSETS
Current Assets:
Cash and cash equivalents	$15,150	$17,266
Other receivables	217	217
Prepaid expenses and other current assets	246	110
Total Assets	$15,613	$17,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,378	$5,411
Payables and accrued expenses - related party	2,540	2,503
Total current liabilities	7,918	7,914

Deferred income	150	150
Total Liabilities	8,068	8,064

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively
Class A common shares, 845,385 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common shares, 6,732,120, and 6,453,701 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Common stock issuable, zero and 278,385 shares as of June 30, 2026 and December 31, 2025, respectively	—	273
Additional paid-in capital	408,215	407,899
Accumulated deficit	(400,671)	(398,644)
Total Stockholders’ Equity	7,545	9,529
Total Liabilities and Stockholders’ Equity	$15,613	$17,593

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$224	$98	$402	$(866)
General and administrative	946	787	1,826	2,004
Total operating expenses	1,170	885	2,228	1,138
Loss from operations	(1,170)	(885)	(2,228)	(1,138)

Other income:
Interest income, net	98	123	201	223
Total other income	98	123	201	223
Net Loss	$(1,072)	$(762)	$(2,027)	$(915)

Net loss per Class A common and common shares outstanding, basic and diluted	$(0.16)	$(0.19)	$(0.30)	$(0.27)

Weighted average number of Class A common and common shares outstanding, basic and diluted	6,732,970	4,021,276	6,731,421	3,444,317

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended June 30, 2026
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2026	250,000	$—	845,385	$—	6,732,092	$1	$—	$408,194	$(399,599)	$8,596
Stock-based compensation expense	—	—	—	—	28	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	(1,072)	(1,072)
Balances at June 30, 2026	250,000	$—	845,385	$—	6,732,120	$1	$—	$408,215	$(400,671)	$7,545

	For the Six Months Ended June 30, 2026
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2025	250,000	$—	845,385	$—	6,453,701	$1	$273	$407,899	$(398,644)	$9,529
Issuance of common shares - Annual Stock Dividend	—	—	—	—	278,385	—	(273)	273	—	—
Stock-based compensation expense	—	—	—	—	34	—	—	43	—	43
Net loss	—	—	—	—	—	—	—	—	(2,027)	(2,027)
Balances at June 30, 2026	250,000	$—	845,385	$—	6,732,120	$1	$—	$408,215	$(400,671)	$7,545

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended June 30, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2025	250,000	$—	845,385	$—	2,528,046	$—	$—	$400,485	$(396,876)	$3,609
Stock-based compensation expense	—	—	—	—	51	—	—	45	—	45
Exercise of warrants	—	—	—	—	1,004,355	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(762)	(762)
Balances at June 30, 2025	250,000	$—	845,385	$—	3,532,452	$—	$—	$400,530	$(397,638)	$2,892

	For the Six Months Ended June 30, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2024	250,000	$—	845,385	$—	985,972	$5	$611	$392,234	$(396,723)	$(3,873)
Issuance of common shares - Annual Stock Dividend	—	—	—	—	69,046	—	(611)	611	—	—
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	67,806	—	—	216	—	216
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	495,000	—	—	6,782	—	6,782
Issuance of common shares, net of offering costs -At-the-Market Offering	—	—	—	—	54,440	—	—	599	—	599
Issuance of common shares under ESPP	—	—	—	—	100	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	60	—	—	83	—	83
Abeyance shares released	—	—	—	—	185,880	—	—	—	—	—
Exercise of warrants	—	—	—	—	1,674,355	—	—	—	—	—
Reverse Split (1-for-50) adjustment	—	—	—	—	(207)	(5)	—	5	—	—
Net loss	—	—	—	—	—	—	—	—	(915)	(915)
Balances at June 30, 2025	250,000	$—	845,385	$—	3,532,452	$—	$—	$400,530	$(397,638)	$2,892

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(2,027)	$(915)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - equity fee on equity offerings to Fortress Biotech	—	216
Stock-based compensation expenses	43	83
Depreciation expense	—	34
Amortization of operating lease right-of-use assets	—	7
Settlement of payables	(109)	(796)
Gain on lease termination	—	(394)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5	28
Other receivables	—	435
Accounts payable and accrued expenses	76	(1,190)
Payable and accrued expenses - related party	37	(163)
Lease liabilities	—	(73)
Net cash used in operating activities	(1,975)	(2,728)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	—	1,165
Net cash from investing activities	—	1,165

Cash Flows from Financing Activities:
Proceeds from issuance of common shares, net of offering costs - equity offering	—	6,782
Proceeds from issuance of common shares, net of offering costs - At-the-Market offering	(141)	599
Net cash (used in) provided by financing activities	(141)	7,381

Net change in cash and cash equivalents	(2,116)	5,818
Cash and cash equivalents, beginning of the period	17,266	6,839
Cash and cash equivalents, end of the period	$15,150	$12,657

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$273	$611

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. To date, the Company has funded its operations primarily with the proceeds from offerings of equity securities. As of June 30, 2026, the Company had an accumulated deficit of $400.7 million, and cash and cash equivalents of $15.2 million.

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

The Company is currently not in compliance with certain standards for continued listing on the Nasdaq Capital Market, namely, Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement. There can be no assurance that the Company will be able to regain compliance with the continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), which could adversely affect the value and liquidity of its common stock.

The Company expects to continue generating operating losses and negative operating cash flows as it develops its products to potential approval. As of June 30, 2026, the Company believes it has sufficient cash and cash equivalents to fund its operations for at least twelve months from the issuance date of these financial statements.

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

Recently Issued Accounting Standards

As of June 30, 2026, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2025 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

With respect to the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three and six months ended June 30, 2026 and 2025, expenses related to the Management Services Agreement are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended June 30, 2026 and 2025, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to the Management Services Agreement.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of the Company’s common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.

For the three and six months ended June 30, 2026, the Company did not have any equity or debt financing activities and therefore, did not issue any shares to Fortress under these agreements.

For the three months ended June 30, 2025, the Company did not have any equity or debt financing activities and therefore, did not issue any shares to Fortress. For the six months ended June 30, 2025, the Company issued 67,806 shares to Fortress in connection with equity financings and recorded expense of approximately $0.2 million in general and administrative expenses related to these shares.

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

Note 4 - Accounts Payable and Accrued Expenses

At June 30, 2026, and December 31, 2025, accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2026	2025
Accounts payable	$3,215	$3,510
Accrued research and development	287	250
Accrued compensation	297	24
Other(1)	1,579	1,627
Total accounts payable and accrued expenses	$5,378	$5,411

(1) Includes approximately $1.4 million of accrued consideration, including approximately $65,000 of accrued interest, related to the repurchase of assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) in 2024. The asset repurchase consisted of purchase consideration of an upfront payment of $0.1 million, and a deferred amount of approximately $1.3 million due twelve months after closing; however, the Company can elect to delay its payment obligation for the deferred amount for additional 6-month periods, upon written notice to uBriGene, if the Company’s net assets are below $20 million. Additionally, beginning in June 2025, the deferred amount began accruing interest at a rate of 5% per annum. In June 2026, the Company’s net assets were below $20 million, and it elected to delay the payment.

Note 5 - Stockholders’ Equity

Registration Statements

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of June 30, 2026, approximately $34.2 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”), the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

February 2025 Equity Offering

On February 5, 2025, the Company commenced a best efforts public offering (the “February 2025 Equity Offering”) of an aggregate of (i) 495,000 shares (the “Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,162,807 shares of common stock, (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-1 Warrant Shares”), and (iv) Series C-2 warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Warrants”) to purchase up to an aggregate of 2,657,807 shares of common stock (the “Series C-2 Warrant Shares,” and together with the Series C-1 Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrant was $3.0099. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and expired when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”), which was obtained on March 23, 2025. The Series C-1 Warrants expire five years from the Warrant Stockholder Approval and the Series C-2 Warrants expire twenty-four months from the Warrant Stockholder Approval.

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

Also pursuant to the Engagement Letter, the Company, in connection with the February 2025 Equity Offering, agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 159,468 shares of common stock (which represented 6.0% of the Shares and Pre-Funded Warrants sold in the February 2025 Equity Offering). The Placement Agent Warrants became exercisable beginning on the effective date of the Warrant Stockholder Approval, have an exercise price of $3.7625 (125% of the combined public offering price per share of common stock and accompanying Warrants) and will terminate on the five-year anniversary of commencement of sales in the Offering.

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

During the six months ended June 30, 2026, the Company did not issue any shares in connection with the ATM Agreement. During the six months ended June 30, 2025, the Company issued approximately 54,000 shares of common stock at an average price of $11.55 per common share for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $27,000.

Warrants

A summary of warrant activities for the six months ended June 30, 2026, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2025	4,678,646	$6.93	3.37
Expired	(337,552)	13.50	—
Outstanding as of June 30, 2026	4,341,094	$6.42	3.15

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

As of June 30, 2026, 2,506,958 shares were available for future issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2026:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2025	1,521	$4,297.50	1.31
Outstanding at June 30, 2026	1,521	$4,297.50	0.81
Options vested and exercisable at June 30, 2026	951	$4,297.50	0.81

As of June 30, 2026, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur.

Restricted Stock

The following table summarizes restricted stock award activities for the six months ended June 30, 2026:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2025	720	$345.00
Nonvested at June 30, 2026	720	$345.00

As of June 30, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock of approximately $1,000 which is expected to be recognized over the remaining weighted average vesting period of less than one year.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units activity for the six months ended June 30, 2026:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2025	96	$310.81
Vested	(59)	350.02
Nonvested at June 30, 2026	37	$248.28

As of June 30, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $1,000, which is expected to be recognized over the remaining weighted average vesting period of approximately one year.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
General and administrative	$21	$45	$43	$94
Research and development (1)	—	—	—	(11)
Total stock-based compensation expense	$21	$45	$43	$83

(1) Credit reflects the forfeitures of restricted stock units and the reversal of previously incurred stock-based compensation expense.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of June 30, 2026, 2,762 shares have been purchased, and 256,571 shares are available for future sale under the Company’s Employee Stock Purchase Plan.

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

	For the six months ended June 30,
	2026	2025
Warrants (1)	4,341,094	7,052,001
Options	1,521	1,521
Class A preferred shares (2)	333	333
Unvested restricted stock awards	720	720
Unvested restricted stock units	37	112
Total	4,343,705	7,054,687

(1)	For the six months ended June 30, 2025, total warrants exclude 488,452 pre-funded warrants issued in connection with the February 2025 Equity Offering. The shares underlying the pre-funded warrants are included in the basic and diluted net loss per share for the three and six months ended June 30, 2025.
(2)	Class A preferred shares are reflected on an as-if converted basis.

The Company considers Class A common stock and Class A preferred stock to be additional classes of common stock for the purpose of calculating net loss per share, as they do not have preferential rights when compared to the Company’s common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock and Class A common stock are not material for the three and six months ended June 30, 2026, and 2025. At June 30, 2026, the Class A common stock and Class A preferred stock have rights to convert to a total of 1,460 common shares.

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

Leases

In February 2025, the Company entered into the First Amendment to the Lease Agreement with WCS – 377 Plantation Street, Inc., pursuant to which the Company’s lease of its Plantation Street Facility was terminated. Following the termination of the lease, the Company is no longer party to any leases for office space or equipment. Upon termination of the lease, the Company wrote off the remaining right of use assets, operating lease liabilities, and associated leasehold improvements and recorded a net gain of approximately $0.4 million in research and development expenses in the Unaudited Statements of Operations.

Upon termination of the lease, the Company moved its headquarters to 95 Sawyer Road, Suite 110, Waltham, MA, which is office space leased by Fortress. Fortress allocates a small portion of its rent and office related costs to the Company on a monthly basis which is recorded in general and administrative expenses in the Unaudited Statements of Operations. During the three months ended June 30, 2026, and 2025, the Company recorded approximately $13,000 and $17,000, respectively, of rent expense allocated from Fortress. During the six months ended June 30, 2026, and 2025, the Company recorded approximately $25,000 and $30,000, respectively, of rent expense allocated from Fortress.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q. Our financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are often indicated by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions, include, but are not limited to, any statements relating to our growth strategy and product development programs, including the Company’s expectations with respect to the timing of and our ability to make regulatory filings such as Investigational New Drug (“IND”) applications and other applications and to obtain regulatory approvals for our product candidates, statements concerning the potential of therapies and product candidates, and any other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under Part II, Item 1A “Risk Factors” herein.

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

In partnership with COH, we are developing CAR T therapy for solid tumors targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide for a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. The Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) has also completed the treatment phase and patients continue to be assessed for long-term safety. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma. We are exploring with COH and Nationwide the possibility of initiating the MB-109 clinical trial for GBM and high-grade astrocytoma as an investigator-sponsored single-institution study at COH in the fourth quarter of 2026.

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

We are currently exploring with COH and Nationwide the possibility of conducting an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the fourth quarter of 2026. Because cell processing for MB-101 will revert back to COH after the termination of the lease for the cell processing center – where the product continues to be manufactured today for other investigator-sponsored clinical trials being conducted by COH in malignant brain tumors (ClinicalTrials.gov Identifiers: NCT04003649, NCT04661384, NCT04510051) we believe that it is reasonable to assume that the FDA will not require a lead-in cohort, wherein a cohort of patients would have to be treated with MB-101 alone prior to treatment of subsequent cohorts with the combination of MB-108 followed by MB-101. Should this, indeed, be the case, the first patient enrolled will receive combination therapy, which will represent a considerable savings of time and money – as well as afford the potential benefit of both therapies to every patient treated on study.

In collaboration with COH, Nationwide, and UAB, we are currently in discussion with potential vendors for stability testing of clinical material related to MB-108 for the Phase 1 trial at COH. Based on current timelines, we expect to complete the testing in advance of a potential IND allowance for COH’s IND submission in the fourth quarter of 2026, followed by trial initiation.

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

Recent Developments

Notification of Non-Compliance with Nasdaq Continued Listing Requirements

On April 15, 2026, we received a notice (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the bid price of our common stock had closed below $1.00 for 30 consecutive business days and, as a result, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Bid Price Rule”). The Letter has no immediate effect on the listing of the Company’s Common Stock on Nasdaq.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been afforded a 180-calendar day grace period, or until October 12, 2026, to regain compliance with the Bid Price Rule, which necessitates a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) by October 12, 2026.

If the Company does not regain compliance with the Bid Price Rule by October 12, 2026, the Company may be eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on Nasdaq and the continued listing requirement for market value of publicly held shares and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company is not eligible for the second grace period, Nasdaq staff will provide written notice that the Company’s common stock is subject to delisting; however, the Company may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel. There can be no assurance that the Company would be successful in its efforts to maintain the Nasdaq listing.

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

Accounting Pronouncements

During the six months ended June 30, 2026, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2025 Form 10-K that are expected to materially affect our present or future financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	For the three months ended June 30,		Change
($ in thousands)	2026	2025	$	%
Operating expenses:
Research and development	$224	$98	$126	129%
General and administrative	946	787	159	20%
Total operating expenses	1,170	885	285	32%
Loss from operations	(1,170)	(885)	(285)	32%

Other income
Interest income, net	98	123	(25)	(20)%
Total other income	98	123	(25)	(20)%
Net Loss	$(1,072)	$(762)	$(310)	41%

Research and Development Expenses

For the three months ended June 30, 2026 and 2025, research and development expenses were approximately $0.2 million and $0.1 million, respectively. The increase of approximately $0.1 million is primarily attributed to a $52,000 increase in personnel-related expenses and $51,000 of non-repeat savings recognized from the settlement of aged payables in the second quarter of 2025.

We expect our research and development costs to increase with the initiation of the MB-109 investigator-sponsored study at COH.

General and Administrative Expenses

For the three months ended June 30, 2026, and 2025, general and administrative expenses were $0.9 million and $0.8 million, respectively. The increase of approximately $0.1 million is primarily attributed to a $0.2 million increase in personnel-related expenses, offset by a $0.1 million decrease in professional service-related expenses.

Total Other Income

For the three months ended June 30, 2026, and 2025, other income was $0.1 million and $0.1 million, respectively, all of which is related to interest income.

Comparison of the Six Months Ended June 30, 2026 and 2025

	For the six months ended June 30,		Change
($ in thousands)	2026	2025	$	%
Operating expenses:
Research and development	$402	$(866)	$1,268	(146)%
General and administrative	1,826	2,004	(178)	(9)%
Total operating expenses	2,228	1,138	1,090	96%
Loss from operations	(2,228)	(1,138)	(1,090)	96%

Other income
Interest income, net	201	223	(22)	(10)%
Total other income	201	223	(22)	(10)%
Net Loss	$(2,027)	$(915)	$(1,112)	122%

Research and Development Expenses

For the six months ended June 30, 2026 and 2025, research and development expenses were approximately $0.4 million and $(0.9) million, respectively. The increase of approximately $1.3 million is primarily attributed to a $0.1 million increase in consulting expenses, $0.8 million of non-repeat savings recognized from the settlement of aged payables and $0.4 million non-repeat gain from the termination of the Plantation Street Facility lease that occurred during the first quarter of 2025.

We expect our research and development costs to increase with the initiation of the MB-109 investigator-sponsored study at COH.

General and Administrative Expenses

For the six months ended June 30, 2026 and 2025, general and administrative expenses were $1.8 million and $2.0 million, respectively. The decrease of approximately $0.2 million is primarily attributed to a $0.3 million decrease in non-cash stock-based compensation expense, primarily related to the equity fee to Fortress, partially offset by a $0.1 million increase in personnel-related expenses.

Total Other Income

For the six months ended June 30, 2026 and 2025, other income was $0.2 million and $0.2 million, respectively, all of which is related to interest income.

Liquidity and Capital Resources

We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. To date, we have funded our operations primarily with the proceeds from various public and private offerings of our equity securities. As of June 30, 2026, we had an accumulated deficit of $400.7 million and cash and cash equivalents of $15.2 million.

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

During the three and six months ended June 30, 2026, there were no material changes in our contractual obligations and commitments, as described in our 2025 Form 10-K.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

	For the six months ended June 30,
($ in thousands)	2026	2025
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(1,975)	$(2,728)
Investing activities	—	1,165
Financing activities	(141)	7,381
Net change in cash and cash equivalents	$(2,116)	$5,818

Operating Activities

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2026, compared to $2.7 million for the six months ended June 30, 2025.

Net cash used in operating activities for the six months ended June 30, 2026, was primarily due to approximately $2.0 million in net loss during the year.

Net cash used in operating activities for the six months ended June 30, 2025, was primarily due to approximately $0.9 million in net loss, $1.8 million change in operating assets and liabilities, inclusive of approximately $0.8 million of savings from the settlement of payables, and $0.4 million gain on the termination of the Plantation Street Facility lease, partially offset by $0.3 million of non-cash items, primarily related to the $0.2 million equity fee to Fortress for financing activity.

Investing Activities

During the six months ended June 30, 2026, no cash was used in or provided by investing activities.

For the six months ended June 30, 2025, net cash provided by investing activities was $1.2 million which primarily reflects the proceeds from the sale of equipment to AbbVie.

Financing Activities

Net cash used in financing activities was approximately $0.1 million during the six months ended June 30, 2026, primarily reflecting offering costs related to the ATM Agreement.

Net cash provided by financing activities was $7.4 million during the six months ended June 30, 2025, primarily reflecting proceeds from the February 2025 Equity Offering and the ATM Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2026, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, with respect to our operations, which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a limited operating history. We have focused primarily on organizing, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $2.0 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively, and we had an accumulated deficit of $400.7 million as of June 30, 2026. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Since our inception, we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future, and we may never become profitable. To date, we have not generated positive cash flows from operations and have funded our operations primarily with the proceeds from sales of equity securities. As of June 30, 2026, we had an accumulated deficit of $400.7 million, and cash and cash equivalents of $15.2 million.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for, furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal healthcare program;
●	The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;
●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program, obtaining money or property of the healthcare benefit program through false representations or knowingly and willingly falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits or services;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	The provision under the Affordable Care Act (“ACA”) commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and

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

The types of disputes which may arise between us and the third parties from whom we license intellectual property include, but are not limited to:

●	the scope of rights granted under such license agreements and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to such license agreements;
●	the scope and interpretation of the representations and warranties made to us by our licensors, including those pertaining to the licensors’ right, title, and interest in the licensed technology and the licensors’ right to grant the licenses contemplated by such agreements;
●	the sublicensing of patent and other rights under our license agreements and/or collaborative development relationships, and the rights and obligations associated with such sublicensing, including whether or not a given transaction constitutes a sublicense under such license agreement;
●	the diligence and development obligations under license agreements (which may include specific diligence milestones) and what activities or achievements satisfy those diligence obligations;
●	whether or not the milestones associated with certain milestone payment obligations have been achieved or satisfied;
●	the applicability or scope of indemnification claims or obligations under such license agreements;
●	the permissibility and advisability of, and strategy regarding, the pursuit of potential third-party infringers of the intellectual property that is the subject of such license agreements;
●	the calculation of royalty, sublicense revenue and other payment obligations under such license agreements;
●	the extent to which license rights, if any, are retained by licensors under such license agreements;
●	whether or not a material breach has occurred under such license agreements and the extent to which such breach, if deemed to have occurred, is or can be cured within applicable cure periods, if any;

●	disputes regarding patent filing and prosecution decisions, as well as payment obligations regarding past and ongoing patent expenses;
●	intellectual property rights resulting from the joint creation or use of intellectual property (including improvements made to licensed intellectual property) by our and our partners’ licensors and us and our partners; and
●	the priority of invention of patented technology.

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

Under the terms of the Founders Agreement, Fortress will receive a grant of shares of our common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing. Additionally, the Class A Preferred Stock, as a class, will receive an annual dividend on January 1st, payable in shares of common stock in an amount equal to two and one-half percent (2.5%) of our fully-diluted outstanding capital stock as of the business day immediately prior to January 1st of such year. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if the value of our Company has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Founders Agreement).

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

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from mainland China, as well as other business restrictions. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches by the U.S. or Chinese governments on certain products, industries or companies could significantly impact our development and commercialization efforts. The U.S. government may impose additional or higher tariffs, sanctions or other trade restrictions on goods imported from China and other countries which could increase the cost of goods needed to commercialize any products for which we obtain marketing authorization and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize any products for which we obtain marketing authorization in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to continue to be highly volatile or subject to wide fluctuations. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include, among other things:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;

●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	manufacturing, supply or distribution delays or shortages;

●	our ability to identify and successfully acquire or in-license new product candidates on acceptable terms;

●	FDA, state or international regulatory actions, including actions on regulatory applications for any of our product candidates;

●	legislative or regulatory changes;

●	judicial pronouncements interpreting laws and regulations;

●	changes in government programs;

●	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	changes in accounting principles;

●	litigation or public concern about the safety of our product candidates or similar product candidates;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant shareholders; and

●	our ability to obtain additional financing to advance our development operations;

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “MBIO.” The Nasdaq Capital Market requires that listed companies satisfy continued listing standards to maintain their listing. We are currently not in compliance with certain standards for continued listing on the Nasdaq Capital Market, namely, Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Bid Price Rule”), and as described below, we may not be in compliance with the newly adopted minimum Market Value of Listed Securities requirement, if and when such rule becomes effective.

On April 15, 2026, we received a notice (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the bid price of our common stock had closed below $1.00 for 30 consecutive business days and, as a result, we were not in compliance with the Bid Price Rule. The Letter has no immediate effect on the listing of the Company’s Common Stock on Nasdaq.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been afforded a 180-calendar day grace period, or until October 12, 2026, to regain compliance with the Bid Price Rule, which necessitates a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (but generally not more than 20 consecutive business days) by October 12, 2026.

If the Company does not regain compliance with the Bid Price Rule by October 12, 2026, the Company may be eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on Nasdaq and the continued listing requirement for market value of publicly held shares and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company is not eligible for the second grace period, Nasdaq staff will provide written notice that the Company’s common stock is subject to delisting; however, the Company may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel.

In addition to the Bid Price Rule, on July 22, 2026, the Securities and Exchange Commission (the “SEC”) approved a Nasdaq rule change that adopts a new continued listing requirement obligating companies listed on the Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million (the “MVLS Requirement”). Although the SEC subsequently stayed the implementation of the MVLS Requirement on July 29, 2026, it is possible that the new rule may become effective in the near-term. The MVLS Requirement is set forth in new Nasdaq Listing Rule 5550(a)(6).

The consequences of failing to comply with the MVLS Requirement differ materially from, and are more severe than, those applicable to the Bid Price Rule. Unlike the Bid Price Rule, a company that fails to comply with the MVLS Requirement is not entitled to any cure or compliance period. Instead, if a company’s MVLS remains below $5 million for a period of 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination and the company’s securities will be immediately subject to suspension and delisting. Furthermore, a timely request for a hearing before the Panel will not stay the suspension of the company’s securities from trading pending the issuance of a written decision by the Panel, and the company’s securities would generally trade in the over-the-counter market during the pendency of any such appeal. Although the Panel may reverse a delisting determination that it finds was made in error, or grant an exception for a period not to exceed 180 days from the Staff Delisting Determination for the company to demonstrate that it meets all requirements for initial listing (which are generally higher than the continued listing requirements), there can be no assurance that the Panel would grant any such exception or that we would be able to satisfy the initial listing standards; and in any event, our stock would not be traded on the Nasdaq Capital Market during such period.

As of the time of this filing, our MVLS is currently below $5 million. Because we are currently below the $5 million MVLS threshold, if and when the MVLS Requirement becomes effective, we may become subject to immediate suspension and delisting, without any opportunity to cure, if our MVLS remains below $5 million for 30 consecutive business days.

There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing rules. If we are unable to regain compliance, we may be delisted from Nasdaq, and in the case of the MVLS Requirement, if and when it becomes effective, any such suspension and delisting could occur immediately and without a compliance period. In the event we are delisted from Nasdaq, there can be no assurance that our common stock will be eligible for trading on another stock exchange or quotation on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. Additionally, if we are delisted from Nasdaq, but obtain a substitute listing or quotation service for our common stock, it will likely be on a market with less liquidity, and our common stock may therefore experience potentially more price volatility than it has historically experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

August 5, 2026	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive and Financial Officer)