Form 10-Q
period 2026-09-30
MUSTANG BIO, INC.
filed 2026-11-05
CIK 1680048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Common Stock	Outstanding Shares as of November 3, 2026
Class A Common Stock, $0.0001 par value	845,385
Common Stock, $0.0001 par value	6,738,693

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

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical Industry and Other Industries

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MUSTANG BIO, INC.

Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025

ASSETS
Current Assets:
Cash and cash equivalents	$14,276	$17,266
Other receivables	217	217
Prepaid expenses and other current assets	190	110
Total Assets	$14,683	$17,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,416	$5,411
Payables and accrued expenses - related party	2,531	2,503
Total current liabilities	7,947	7,914

Deferred income	150	150
Total Liabilities	8,097	8,064

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized, 250,000 shares of Class A preferred stock issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively
Class A common shares, 845,385 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common shares, 6,738,693 and 6,453,701 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Common stock issuable, zero and 278,385 shares as of September 30, 2026 and December 31, 2025, respectively	—	273
Additional paid-in capital	408,220	407,899
Accumulated deficit	(401,635)	(398,644)
Total Stockholders’ Equity	6,586	9,529
Total Liabilities and Stockholders’ Equity	$14,683	$17,593

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$208	$(333)	$610	$(1,199)
General and administrative	850	957	2,676	2,961
Total operating expenses	1,058	624	3,286	1,762
Loss from operations	(1,058)	(624)	(3,286)	(1,762)

Other income:
Interest income, net	94	156	295	379
Total other income	94	156	295	379
Net Loss	$(964)	$(468)	$(2,991)	$(1,383)

Net loss per Class A common and common shares outstanding, basic and diluted	$(0.14)	$(0.07)	$(0.44)	$(0.32)

Weighted average number of Class A common and common shares outstanding, basic and diluted	6,735,810	6,241,658	6,732,900	4,387,035

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2026
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2026	250,000	$—	845,385	$—	6,732,120	$1	$—	$408,215	$(400,671)	$7,545
Issuance of common shares under ESPP	—	—	—	—	6,571	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	2	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(964)	(964)
Balances at September 30, 2026	250,000	$—	845,385	$—	6,738,693	$1	$—	$408,220	$(401,635)	$6,586

	For the Nine Months Ended September 30, 2026
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2025	250,000	$—	845,385	$—	6,453,701	$1	$273	$407,899	$(398,644)	$9,529
Issuance of common shares - Annual Stock Dividend	—	—	—	—	278,385	—	(273)	273	—	—
Issuance of common shares under ESPP	—	—	—	—	6,571	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	36	—	—	45	—	45
Net loss	—	—	—	—	—	—	—	—	(2,991)	(2,991)
Balances at September 30, 2026	250,000	$—	845,385	$—	6,738,693	$1	$—	$408,220	$(401,635)	$6,586

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2025	250,000	$—	845,385	$—	3,532,452	$—	$—	$400,530	$(397,638)	$2,892
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	59,334	—	—	179	—	179
Issuance of common shares under ESPP	—	—	—	—	100	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8	—	—	23	—	23
Exercise of warrants	—	—	—	—	2,861,807	1	—	7,144	—	7,145
Net loss	—	—	—	—	—	—	—	—	(468)	(468)
Balances at September 30, 2025	250,000	$—	845,385	$—	6,453,701	$1	$—	$407,876	$(398,106)	$9,771

	For the Nine Months Ended September 30, 2025
							Common	Additional		Total
	Class A Preferred Stock		Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2024	250,000	$—	845,385	$—	985,972	$5	$611	$392,234	$(396,723)	$(3,873)
Issuance of common shares - Annual Stock Dividend	—	—	—	—	69,046	—	(611)	611	—	—
Issuance of common shares, equity fee on At-the-Market and equity offerings	—	—	—	—	127,140	—	—	395	—	395
Issuance of common shares, net of offering costs - Equity Offerings	—	—	—	—	495,000	—	—	6,782	—	6,782
Issuance of common shares, net of offering costs -At-the-Market Offering	—	—	—	—	54,440	—	—	599	—	599
Issuance of common shares under ESPP	—	—	—	—	200	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	68	—	—	106	—	106
Abeyance shares released	—	—	—	—	185,880	—	—	—	—	—
Exercise of warrants	—	—	—	—	4,536,162	1	—	7,144	—	7,145
Reverse Split (1-for-50) adjustment	—	—	—	—	(207)	(5)	—	5	—	—
Net loss	—	—	—	—	—	—	—	—	(1,383)	(1,383)
Balances at September 30, 2025	250,000	$—	845,385	$—	6,453,701	$1	$—	$407,876	$(398,106)	$9,771

The accompanying notes are an integral part of these unaudited financial statements.

MUSTANG BIO, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(2,991)	$(1,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares - equity fee on equity offerings to Fortress Biotech	—	395
Stock-based compensation expenses	45	106
Depreciation expense	—	34
Amortization of operating lease right-of-use assets	—	7
Settlement of payables	(109)	(1,373)
Gain on lease termination	—	(394)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	62	40
Other receivables	—	435
Accounts payable and accrued expenses	114	(1,202)
Payable and accrued expenses - related party	28	(138)
Lease liabilities	—	(73)
Net cash used in operating activities	(2,851)	(3,546)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	—	1,165
Net cash from investing activities	—	1,165

Cash Flows from Financing Activities:
Proceeds from issuance of common shares, net of offering costs - equity offering	—	6,782
Proceeds from issuance of common shares, net of offering costs - At-the-Market offering	(142)	599
Proceeds from warrant exercises	—	7,145
Proceeds from issuance of common shares under ESPP	3	—
Net cash (used in) provided by financing activities	(139)	14,526

Net change in cash and cash equivalents	(2,990)	12,145
Cash and cash equivalents, beginning of the period	17,266	6,839
Cash and cash equivalents, end of the period	$14,276	$18,984

Supplemental disclosure of noncash activities:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$273	$611

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

The Company has incurred substantial operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. To date, the Company has funded its operations primarily with the proceeds from offerings of equity securities. As of September 30, 2026, the Company had an accumulated deficit of $401.6 million, and cash and cash equivalents of $14.3 million.

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

The Company expects to continue generating operating losses and negative operating cash flows as it develops its products to potential approval. As of September 30, 2026, the Company believes it has sufficient cash and cash equivalents to fund its operations for at least twelve months from the issuance date of these financial statements.

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

Recently Issued Accounting Standards

As of September 30, 2026, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2025 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Note 3 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

With respect to the Company’s Management Services Agreement (the “Management Services Agreement”) with Fortress for the three and nine months ended September 30, 2026 and 2025, expenses related to the Management Services Agreement are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Statements of Operations. For the three months ended September 30, 2026 and 2025, the Company recorded expense of $0.1 million and $0.1 million, respectively, related to the Management Services Agreement. For the nine months ended September 30, 2026 and 2025, the Company recorded expense of $0.4 million and $0.4 million, respectively, related to the Management Services Agreement.

Under the terms of the Second Amended and Restated Founders Agreement (the “Founders Agreement”), which became effective July 22, 2016, Fortress will receive a grant of shares of the Company’s common stock equal to two and one-half percent (2.5%) of the gross amount of any equity or debt financing.

For the three and nine months ended September 30, 2026, the Company did not have any equity or debt financing activities and therefore, did not issue any shares to Fortress under these agreements.

For the three months ended September 30, 2025, the Company did not have any equity or debt financing activities and therefore, did not issue any shares to Fortress. For the nine months ended September 30, 2025, the Company issued 67,806 shares to Fortress in connection with equity financings and recorded expense of approximately $0.2 million in general and administrative expenses related to these shares.

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

Note 4 - Accounts Payable and Accrued Expenses

At September 30, 2026, and December 31, 2025, accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2026	2025
Accounts payable	$3,122	$3,510
Accrued research and development	309	250
Accrued compensation	429	24
Other(1)	1,556	1,627
Total accounts payable and accrued expenses	$5,416	$5,411

(1) Includes approximately $1.4 million of accrued consideration, including approximately $81,000 of accrued interest, related to the repurchase of assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) in 2024. The asset repurchase consisted of purchase consideration of an upfront payment of $0.1 million, and a deferred amount of approximately $1.3 million due twelve months after closing; however, the Company can elect to delay its payment obligation for the deferred amount for additional 6-month periods, upon written notice to uBriGene, if the Company’s net assets are below $20 million. Additionally, beginning in June 2025, the deferred amount began accruing interest at a rate of 5% per annum. In June 2026, the Company’s net assets were below $20 million, and it elected to delay the payment.

Note 5 - Stockholders’ Equity

Registration Statement on Form S-3

On May 31, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “2024 S-3”), which was declared effective on June 12, 2024. Under the 2024 S-3, the Company may sell up to a total of $40.0 million of its securities. As of September 30, 2026, approximately $34.2 million of the 2024 S-3 remains available for sales of securities.

As of the filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”), the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limits the amount of securities it can sell under its registration statement on Form S-3 in any 12-month period.

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

Also pursuant to the Engagement Letter, the Company, in connection with the February 2025 Equity Offering, agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 159,468 shares of common stock (which represented 6.0% of the Shares and Pre-Funded Warrants sold in the February 2025 Equity Offering). The Placement Agent Warrants became exercisable beginning on the effective date of the Warrant Stockholder Approval, have an exercise price of $3.7625 (125% of the combined public offering price per share of common stock and accompanying Warrants) and will terminate on the five-year anniversary of commencement of sales in the February 2025 Equity Offering.

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

During the nine months ended September 30, 2026, the Company did not issue any shares in connection with the ATM Agreement. During the nine months ended September 30, 2025, the Company issued approximately 54,000 shares of common stock at an average price of $11.55 per common share for gross proceeds of $0.6 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $27,000.

Warrants

A summary of warrant activities for the nine months ended September 30, 2026, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Warrants	Exercise Price	years)
Outstanding as of December 31, 2025	4,678,646	$6.93	3.37
Expired	(675,104)	12.68	—
Outstanding as of September 30, 2026	4,003,542	$5.96	3.16

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

As of September 30, 2026, 2,506,958 shares were available for future issuance under the Incentive Plan.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2026:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Stock Options	Exercise Price	years)
Outstanding at December 31, 2025	1,521	$4,297.50	1.31
Outstanding at September 30, 2026	1,521	$4,297.50	0.56
Options vested and exercisable at September 30, 2026	951	$4,297.50	0.56

As of September 30, 2026, the Company had no unrecognized stock-based compensation expense related to options. The Company accounts for forfeited awards as they occur.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2026:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2025	720	$345.00
Vested	(720)	345.00
Nonvested at September 30, 2026	—	$—

As of September 30, 2026, the Company had no unrecognized stock-based compensation expense related to restricted stock.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. The following table summarizes restricted stock units activity for the nine months ended September 30, 2026:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2025	96	$310.81
Vested	(63)	355.60
Nonvested at September 30, 2026	33	$225.29

As of September 30, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $1,000, which is expected to be recognized over the remaining weighted average vesting period of approximately one year.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
General and administrative	$2	$22	$45	$116
Research and development (1)	—	1	—	(10)
Total stock-based compensation expense	$2	$23	$45	$106

(1) Credit reflects the forfeitures of restricted stock units and the reversal of previously incurred stock-based compensation expense.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of September 30, 2026, 9,333 shares have been purchased, and 250,000 shares are available for future sale under the Company’s Employee Stock Purchase Plan.

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

	For the nine months ended September 30,
	2026	2025
Warrants	4,003,542	4,678,646
Options	1,521	1,521
Class A preferred shares (1)	333	333
Unvested restricted stock awards	—	720
Unvested restricted stock units	33	96
Total	4,005,429	4,681,316

(1)	Class A preferred shares are reflected on an as-if converted basis.

The Company considers Class A common stock and Class A preferred stock to be additional classes of common stock for the purpose of calculating net loss per share, as they do not have preferential rights when compared to the Company’s common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock and Class A common stock are not material for the three and nine months ended September 30, 2026 and 2025. At September 30, 2026, the Class A common stock and Class A preferred stock have rights to convert to a total of 1,460 common shares.

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

Upon termination of the lease, the Company moved its headquarters to 95 Sawyer Road, Suite 110, Waltham, MA, which is office space leased by Fortress. Fortress allocates a small portion of its rent and office related costs to the Company on a monthly basis which is recorded in general and administrative expenses in the Unaudited Statements of Operations. During the three months ended September 30, 2026, and 2025, the Company recorded approximately $12,000 and $15,000, respectively, of rent expense allocated from Fortress. During the nine months ended September 30, 2026, and 2025, the Company recorded approximately $37,000 and $45,000, respectively, of rent expense allocated from Fortress.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are often indicated by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions, include, but are not limited to, any statements relating to our growth strategy and product development programs, including the Company’s expectations with respect to the timing of and our ability to make regulatory filings such as Investigational New Drug (“IND”) applications and other applications and to obtain regulatory approvals for our product candidates, statements concerning the potential of therapies and product candidates, and any other statements that are not historical facts. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under Part II, Item 1A “Risk Factors” herein.

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

In partnership with COH, we are developing CAR T therapy for solid tumors targeting IL13Rα2 (MB-101). In addition, we have partnered with Nationwide for a herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in order to enhance the activity of MB-101 for the treatment of patients with high-grade malignant brain tumors. The Phase 1 clinical trial sponsored by COH for MB-101 (ClinicalTrials.gov Identifier: NCT02208362) has completed the treatment phase and patients continue to be assessed for long-term safety. A Phase 1 clinical trial sponsored by the University of Alabama at Birmingham (“UAB”) for MB-108 (ClinicalTrials.gov Identifier: NCT03657576) has also completed the treatment phase and patients continue to be assessed for long-term safety. In October 2023, we announced that the FDA accepted our IND application for the combination of MB-101 and MB-108 – which is referred to as MB-109 – for the treatment of patients with IL13Rα2+ relapsed or refractory glioblastoma (“GBM”) and high-grade astrocytoma. We are exploring with COH and Nationwide the possibility of initiating the MB-109 clinical trial for GBM and high-grade astrocytoma as an investigator-sponsored single-institution study at COH in the first quarter of 2027.

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

We are currently exploring with COH and Nationwide the possibility of conducting an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the first quarter of 2027. Because cell processing for MB-101 reverted back to COH after the termination of the lease for the cell processing center – where the product continues to be manufactured today for other investigator-sponsored clinical trials being conducted by COH in malignant brain tumors (ClinicalTrials.gov Identifiers: NCT04003649, NCT04661384, NCT04510051) – we believe that it is reasonable to assume that the FDA will not require a lead-in cohort, wherein a cohort of patients would have to be treated with MB-101 alone prior to treatment of subsequent cohorts with the combination of MB-108 followed by MB-101. Should this, indeed, be the case, the first patient enrolled will receive combination therapy, which will represent a considerable savings of time and money – as well as afford the potential benefit of both therapies to every patient treated on study.

In collaboration with COH, Nationwide, and UAB, we are currently in discussion with potential vendors for stability testing of clinical material related to MB-108 for the Phase 1 trial at COH. Based on current timelines, we expect to complete the testing in advance of a potential IND allowance for COH’s IND submission in the first quarter of 2027, followed by trial initiation.

To date, we have not received approval for the sale of any of our product candidates in any market and, therefore, have not generated any product sales from our product candidates. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable.

The amount of securities we are able to sell pursuant to a registration statement on Form S-3 is limited due to General Instruction I.B.6 of Form S-3. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recent Developments

Non-Compliance with Nasdaq Continued Listing Requirements

On April 15, 2026, we received a notice (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the bid price of our common stock had closed below $1.00 for 30 consecutive business days and, as a result, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”). The Letter had no immediate effect on the listing of the Company’s common stock on Nasdaq.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial 180-calendar day grace period, or until October 12, 2026, to regain compliance with the Bid Price Requirement. We were unable to demonstrate compliance with the Bid Price Requirement by that date. However, we submitted a request for an additional 180-calendar day grace period based upon (i) our belief that, as of October 12, 2026, we satisfied the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, except for the Bid Price Requirement, and (ii) our written notice to Nasdaq of our intention to cure the deficiency during the second grace period by effecting a reverse stock split, if necessary.

On October 13, 2026, we received a letter from the Staff granting our request for an additional 180-calendar day period, or until April 12, 2027, to regain compliance with the Bid Price Requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days (but generally not more than 20 consecutive business days) during the second 180-calendar day grace period. In the event we do not regain compliance by the end of the second grace period, the Staff will provide written notification that our common stock will be delisted. At that time, we may appeal the Staff’s determination to the Nasdaq Hearings Panel, although an appeal would not pause any suspension of trading.

We intend to closely monitor the closing bid price of our common stock and to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq, including effecting a reverse stock split, if necessary. However, there can be no assurance that we will ultimately regain compliance with all applicable requirements for continued listing.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with GAAP. Applying these principles requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2025.

Accounting Pronouncements

During the nine months ended September 30, 2026, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2025 Form 10-K that are expected to materially affect our present or future financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” within the meaning of federal securities laws, because the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our financial statements in this Form 10-Q.

Controlled Company Status

We are a majority-controlled subsidiary of Fortress. As a “Controlled Company” we rely on the exemption provided by Nasdaq Listing Rule 5615(c)(2), which permits us to maintain less than a majority of independent directors on our Board.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	For the three months ended September 30,		Change
($ in thousands)	2026	2025	$	%
Operating expenses:
Research and development	$208	$(333)	$541	(162)%
General and administrative	850	957	(107)	(11)%
Total operating expenses	1,058	624	434	70%
Loss from operations	(1,058)	(624)	(434)	70%

Other income
Interest income, net	94	156	(62)	(40)%
Total other income	94	156	(62)	(40)%
Net Loss	$(964)	$(468)	$(496)	106%

Research and Development Expenses

For the three months ended September 30, 2026 and 2025, research and development expenses were approximately $0.2 million and $(0.3) million, respectively. The increase of approximately $0.5 million is primarily attributed to $0.5 million of non-repeat savings recognized from the settlement of aged payables in the third quarter of 2025.

We expect our research and development costs to increase with the initiation of the MB-109 investigator-sponsored study at COH.

General and Administrative Expenses

For the three months ended September 30, 2026, and 2025, general and administrative expenses were $0.9 million and $1.0 million, respectively. The decrease of approximately $0.1 million is primarily attributed to a $0.2 million decrease in the equity fee to Fortress related to financing activity in the prior year, partially offset by a $0.1 million increase in personnel-related expenses.

Total Other Income

For the three months ended September 30, 2026, and 2025, other income was $0.1 million and $0.2 million, respectively, all of which is related to interest income.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	For the nine months ended September 30,		Change
($ in thousands)	2026	2025	$	%
Operating expenses:
Research and development	$610	$(1,199)	$1,809	(151)%
General and administrative	2,676	2,961	(285)	(10)%
Total operating expenses	3,286	1,762	1,524	86%
Loss from operations	(3,286)	(1,762)	(1,524)	86%

Other income
Interest income, net	295	379	(84)	(22)%
Total other income	295	379	(84)	(22)%
Net Loss	$(2,991)	$(1,383)	$(1,608)	116%

Research and Development Expenses

For the nine months ended September 30, 2026 and 2025, research and development expenses were approximately $0.6 million and $(1.2) million, respectively. The increase of approximately $1.8 million is primarily attributed to $1.4 million of non-repeat savings recognized from the settlement of aged payables during 2025, and $0.4 million non-repeat gain from the termination of the Plantation Street Facility lease that occurred during the first quarter of 2025.

We expect our research and development costs to increase with the initiation of the MB-109 investigator-sponsored study at COH.

General and Administrative Expenses

For the nine months ended September 30, 2026 and 2025, general and administrative expenses were $2.7 million and $3.0 million, respectively. The decrease of approximately $0.3 million is primarily attributed to a $0.4 million decrease in non-cash stock-based compensation expense, primarily related to the equity fee to Fortress, and a $0.2 million decrease in professional and outside services, partially offset by a $0.3 million increase in personnel-related expenses.

Total Other Income

For the nine months ended September 30, 2026 and 2025, other income was $0.3 million and $0.4 million, respectively, all of which is related to interest income.

Liquidity and Capital Resources

We have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. To date, we have funded our operations primarily with the proceeds from various public and private offerings of our equity securities. As of September 30, 2026, we had an accumulated deficit of $401.6 million and cash and cash equivalents of $14.3 million.

We expect to continue generating operating losses and negative operating cash flows as we develop our product candidates through to potential approval; however, we believe we have sufficient cash and cash equivalents to fund our operations for at least twelve months from the date of this Form 10-Q.

In addition, the amount of proceeds we may be able to raise pursuant to our existing shelf registration statement on Form S-3 may be limited. As of the filing of this Form 10-Q, we are subject to General Instruction I.B.6 to Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds we can raise through primary offerings of securities in any 12-month period using a registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling securities using our Form S-3 until such time as our public float exceeds $75 million.

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

During the three and nine months ended September 30, 2026, there were no material changes in our contractual obligations and commitments, as described in our 2025 Form 10-K.

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

	For the nine months ended September 30,
($ in thousands)	2026	2025
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(2,851)	$(3,546)
Investing activities	—	1,165
Financing activities	(139)	14,526
Net change in cash and cash equivalents	$(2,990)	$12,145

Operating Activities

Net cash used in operating activities was $2.9 million for the nine months ended September 30, 2026, compared to $3.5 million for the nine months ended September 30, 2025.

Net cash used in operating activities for the nine months ended September 30, 2026, was primarily due to approximately $3.0 million in net loss during the period, partially offset by $0.1 million of non-cash savings from the settlement of payables.

Net cash used in operating activities for the nine months ended September 30, 2025, was primarily due to approximately $1.4 million in net loss, $0.9 million change in operating assets and liabilities, $1.3 million non-cash savings from the settlement of payables, and $0.4 million gain on the termination of the Plantation Street Facility lease, partially offset by $0.5 million of non-cash items, primarily related to the $0.4 million equity fee to Fortress for financing activity and $0.1 million of non-cash stock based compensation expenses.

Investing Activities

During the nine months ended September 30, 2026, no cash was used in or provided by investing activities.

For the nine months ended September 30, 2025, net cash provided by investing activities was $1.2 million which primarily reflects the proceeds from the sale of equipment to AbbVie.

Financing Activities

Net cash used in financing activities was approximately $0.1 million during the nine months ended September 30, 2026, primarily reflecting offering costs related to the ATM Agreement.

Net cash provided by financing activities was $14.5 million during the nine months ended September 30, 2025, primarily reflecting proceeds from the February 2025 Equity Offering, the ATM Agreement and the July 2025 warrant exercises.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2026, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, with respect to our operations, which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock or any other type of equity or debt securities we may offer (together, our “Securities”) involves a high degree of risk. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Form 10-Q and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. Some of the statements in the following risk factors constitute forward-looking statements. Please see the section titled “Special Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have a limited operating history. We have focused primarily on organizing, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data for various product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in March 2015. Our net losses were $3.0 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively, and we had an accumulated deficit of $401.6 million as of September 30, 2026. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Since our inception, we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future, and we may never become profitable. To date, we have not generated positive cash flows from operations and have funded our operations primarily with the proceeds from sales of equity securities. As of September 30, 2026, we had an accumulated deficit of $401.6 million, and cash and cash equivalents of $14.3 million.

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

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using a shelf registration statement on Form S-3 is limited to an aggregate of one-third of our public float, which is commonly referred to as the “baby shelf rules.” SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the registration statement to calculate our public float.

As of the date of the 2025 Form 10-K, our public float was less than $75 million. As a result, for sales following the date of the 2025 Form 10-K, and until we again have a public float with a value in excess of $75 million, if ever, we only have the capacity to sell an amount of securities up to one-third of our public float under a shelf registration statement on Form S-3 in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statement will also decrease.

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

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, and our annual revenues are $100 million or more during the most recently completed fiscal year or our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such approved product as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of cancer clinics and patients of the product as a safe and effective treatment;
●	the safety of such product seen in a broader patient group, (i.e., based on actual use);
●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●	changes in regulatory requirements by government authorities for such product;
●	the relative convenience and ease of administration of such product for clinical practices;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contraindications, warnings, drug interactions, or other precautions;
●	changes in the standard of care for the targeted indications for such product or future products, which could reduce the marketing impact of any labeling or marketing claims that we could make following FDA approval;
●	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
●	the prevalence and severity of adverse events; and
●	the effectiveness of our sales and marketing efforts.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for, furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal healthcare program;
●	The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;
●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program, obtaining money or property of the healthcare benefit program through false representations or knowingly and willfully falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits or services;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	The provision under the Affordable Care Act (“ACA”) commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and

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

If we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock may be delisted from Nasdaq.

Our common stock is listed on the Nasdaq Capital Market under the symbol “MBIO.” The Nasdaq Capital Market requires that listed companies satisfy continued listing standards to maintain their listing. We are currently not in compliance with certain standards for continued listing on the Nasdaq Capital Market, namely, Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”), and as described below, we may not be in compliance with the newly adopted minimum Market Value of Listed Securities requirement, if and when such rule becomes effective.

On April 15, 2026, we received a notice (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the bid price of our common stock had closed below $1.00 for 30 consecutive business days and, as a result, we were not in compliance with the Bid Price Requirement. The Letter had no immediate effect on the listing of the Company’s common stock on Nasdaq.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial 180-calendar day grace period, or until October 12, 2026, to regain compliance with the Bid Price Requirement. We were unable to demonstrate compliance with the Bid Price Requirement by that date. However, we submitted a request for an additional 180-calendar day grace period based upon (i) our belief that, as of October 12, 2026, we satisfied the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, except for the Bid Price Requirement, and (ii) our written notice to Nasdaq of our intention to cure the deficiency during the second grace period by effecting a reverse stock split, if necessary.

On October 13, 2026, we received a letter from the Staff granting our request for an additional 180-calendar day period, or until April 12, 2027, to regain compliance with the Bid Price Requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days (but generally not more than 20 consecutive business days) during the second 180-calendar day grace period. In the event we do not regain compliance by the end of the second grace period, the Staff will provide written notification that our common stock will be delisted. At that time, we may appeal the Staff’s determination to the Nasdaq Hearings Panel (the “Panel”), although an appeal would not pause any suspension of trading.

We intend to closely monitor the closing bid price of our common stock and to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq, including effecting a reverse stock split, if necessary. However, there can be no assurance that we will ultimately regain compliance with all applicable requirements for continued listing.

In addition to the Bid Price Requirement, on July 22, 2026, the Securities and Exchange Commission (the “SEC”) approved a Nasdaq rule change that adopts a new continued listing requirement obligating companies listed on the Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million (the “MVLS Requirement”). Although the SEC subsequently stayed the implementation of the MVLS Requirement on July 29, 2026, it is possible that the new rule may become effective in the near-term. The MVLS Requirement is set forth in new Nasdaq Listing Rule 5550(a)(6).

The consequences of failing to comply with the MVLS Requirement differ materially from, and are more severe than, those applicable to the Bid Price Requirement. Unlike the Bid Price Requirement, a company that fails to comply with the MVLS Requirement is not entitled to any cure or compliance period. Instead, if a company’s MVLS remains below $5 million for a period of 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination and the company’s securities will be immediately subject to suspension and delisting. Furthermore, a timely request for a hearing before the Panel will not stay the suspension of the company’s securities from trading pending the issuance of a written decision by the Panel, and the company’s securities would generally trade in the over-the-counter market during the pendency of any such appeal. Although the Panel may reverse a delisting determination that it finds was made in error, or grant an exception for a period not to exceed 180 days from the Staff Delisting Determination for the company to demonstrate that it meets all requirements for initial listing (which are generally higher than the continued listing requirements), there can be no assurance that the Panel would grant any such exception or that we would be able to satisfy the initial listing standards; and in any event, our stock would not be traded on the Nasdaq Capital Market during such period.

As of the time of this filing, our MVLS is currently below $5 million. Because we are currently below the $5 million MVLS threshold, if and when the MVLS Requirement becomes effective, we may become subject to immediate suspension and delisting, without any opportunity to cure, if our MVLS remains below $5 million for 30 consecutive business days.

There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing rules. If we are unable to regain compliance, we may be delisted from Nasdaq, and, in the case of the MVLS Requirement, if and when it becomes effective, any such suspension and delisting could occur immediately and without a compliance period. In the event we are delisted from Nasdaq, there can be no assurance that our common stock will be eligible for trading on another stock exchange or quotation on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. Additionally, if we are delisted from Nasdaq, but obtain a substitute listing or quotation service for our common stock, it will likely be on a market with less liquidity, and our common stock may therefore experience potentially more price volatility than it has historically experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mustang Bio, Inc., dated June 14, 2018 (incorporated by reference to the Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38191) filed with the SEC on August 13, 2018).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted as Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statement of Stockholders’ Equity, (iv) the Unaudited Statements of Cash Flows, and (v) Notes to the Unaudited Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG BIO, INC.

November 5, 2026	By:	/s/ Manuel Litchman, M.D.
Manuel Litchman, M.D., President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive and Financial Officer)